Form 10-Q
period 2010-09-30
Herbst Gaming, LLC
filed 2010-11-15
CIK 1499268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number:  333-71094

HERBST GAMING, LLC

(Exact name of registrant as specified in its charter)

Nevada	02-0815199
(State of incorporation)	(I.R.S. Employer Identification Number)

3440 West Russell Road, Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (702) 889-7695

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  YES ☐        NO ☐    Not Applicable ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Not applicable.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning: projections of future results of operations or financial condition; expectations regarding the operation of slot machines in chain stores, bars, restaurants and convenience stores (“route operations”) and casino properties; expectations of the continued availability of capital resources; and expectations regarding the restructuring efforts of Herbst Gaming, Inc. (“HGI”), and its subsidiaries. HGI and its subsidiaries are referred to collectively in this Quarterly Report on Form 10-Q as the “Predecessors.” Any forward-looking statement necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our or Predecessors’ control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us, Predecessors or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•                  Although the Plan (as defined herein) has been confirmed, it will not be fully implemented until the Substantial Consummation Date (as defined herein). The timing of substantial consummation of the Plan is uncertain. The continuing bankruptcy proceedings and consummation of the Plan may adversely affect Predecessors’, and consequently our, business, including their and our relationships with customers and suppliers.

•                  The recession, and in particular the economic downturn in Nevada and California (two of Predecessors’ primary markets), has adversely affected Predecessors’ business. We expect that Predecessors’, and consequently our, business will continue to be adversely affected by the economic downturn.

•                  We will have substantial debt outstanding following the Substantial Consummation Date. Our debt service requirements may adversely affect our operations and ability to compete.

•                  We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors that are beyond our control.

•                  The success of our route operations will be dependent on our ability to renew route contracts.

•                  We may experience a loss of market share due to intense competition.

•                  We face extensive regulation from gaming and other government authorities.

•                  Changes to applicable gaming and tax laws could have a material adverse effect on our financial condition.

•                  For additional contingencies and uncertainties, see “Item 1A. Risk Factors” in the Registration Statement.

EXPLANATORY NOTE

On August 17, 2010,  Herbst Gaming, LLC (the “Company,” “we,” “us,” or “our”) filed a registration statement on Form 10 (as amended by Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2010, the “Registration Statement”) in order to register membership interests of the Company (“Common Units”) voluntarily pursuant to Section 12(g) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Registration Statement became effective by passage of 60 days after the date of its initial filing pursuant to Section 12(g) of the Exchange Act.  As a result of the effectiveness of the Registration Statement, we are subject to the reporting requirements under Section 13(a) of the Exchange Act. Accordingly, this Quarterly Report on Form 10-Q is being filed by us to comply with the reporting requirements under Section 13(a) of the Exchange Act.

Herbst Gaming, LLC

We are a Nevada limited liability company that was formed in Nevada on March 29, 2010 to acquire substantially all of the assets of Predecessors pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). Predecessors’ bankruptcies are being jointly administered under the lead case In re: Zante, Inc., Case No. BK-N-09-50746-GWZ in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

To date, we have conducted no business and have no material assets or liabilities. We expect the reorganization of Predecessors to be completed sometime during the fourth quarter of 2010, at which time, we will acquire all of Predecessors’ assets in consideration for the issuance of our membership interests and senior secured loans. See “Item 1. Business—Chapter 11 Reorganization” in the Registration Statement for a further description of the reorganization of Predecessors.

Predecessors

In the tables below, we provide Predecessors’ financial data as of and for the periods indicated.  Predecessors prepared this information using audited financial statements for the fiscal years ended December 31, 2009 and unaudited financial statements for the three and nine months ended September 30, 2010 and September 30, 2009.  Predecessors elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of HGI pay income taxes on its taxable income.  Accordingly, a provision for income taxes is not included in Predecessors’ financial data.

PART I — FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	September 30, 2010
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$116,894	$114,519
Accounts receivable, net	2,599	3,379
Notes and loans receivable	955	331
Prepaid expenses	14,405	14,482
Inventory	4,396	4,335
Total current assets	139,249	137,046
Property and equipment, net	517,063	506,159
Lease acquisition costs, net	14,746	10,155
Due from related parties	868	236
Other assets, net	6,373	6,266
Intangibles, net	202,474	201,164
Goodwill	3,255	3,255
Total assets	$884,028	$864,281

Liabilities and stockholders’ deficiency
Liabilities not subject to compromise
Current liabilities
Accounts payable	$18,474	$11,315
Accrued expenses	20,415	21,804
Total current liabilities not subject to compromise	38,889	33,119
Other liabilities	2,628	2,785
Total liabilities not subject to compromise	41,517	35,904
Liabilities subject to compromise (Note 5)	1,230,756	1,199,634

Commitments and contingencies (Note 7)

Stockholders’ deficit
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(392,244)	(375,256)
Total stockholders’ deficit	(388,245)	(371,257)
Total liabilities and stockholders’ deficit	$884,028	$864,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)
Revenues
Route operations	$47,455	$42,866	153,537	$137,681
Casino operations	114,587	109,582	347,507	324,540
Other operations	24,339	26,026	64,597	71,982
Total revenues	186,381	178,474	565,641	534,203
Promotional allowances	(17,684)	(17,837)	(52,543)	(49,682)
Net revenues	168,697	160,637	513,098	484,521
Costs of revenues
Route operations	43,898	41,645	137,888	131,534
Casino operations	83,335	76,602	250,530	222,751
Other operations	19,428	20,819	50,112	56,518
General and administrative	5,012	4,768	15,005	14,965
Depreciation and amortization	13,736	12,499	42,045	38,172
Restructuring costs	—	—	9,814	—
Total costs and expenses	165,409	156,333	505,394	463,940
Income from operations	3,288	4,304	7,704	20,581
Other income (expense)
Interest income	58	28	130	87
Interest expense (contractual interest for the periods were $33,862, $32,510, $100,645 and $97,954, respectively)	(1)	(4)	(29,529)	(25)
Reorganization items	(2,960)	(996)	(6,297)	(3,655)
Total other expense	(2,903)	(972)	(35,696)	(3,593)
Net income (loss)	$385	$3,332	$(27,992)	$16,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2010
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(27,992)	$16,988
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	42,045	38,172
Amortization of debt issuance costs	900	—
Debt discount amortization	32	—
Gain (loss) on sale of property and equipment	16	46
Decrease (increase) in operating assets:
Accounts receivable	517	(325)
Prepaid expenses	325	(95)
Inventory	(521)	61
Due from related parties	(223)	608
Other assets	(1,161)	142
Increase (decrease) in operating liabilities:
Accounts payable	812	(145)
Liabilities subject to compromise	—	(1,454)
Accrued interest	20,493	—
Accrued expenses	2,164	1,389
Other liabilities	392	127
Reorganization items	1,832	(6,076)
Net cash provided by operating activities	$39,631	$49,438
Cash flows from investing activities
Additions to notes and loans receivable	$(741)	$(218)
Collection on notes and loans receivable	870	406
Proceeds from sale of property and equipment	182	98
Purchases of property and equipment	(11,843)	(21,980)
Lease acquisition costs	(5,206)	(451)
Net cash used in investing activities	$(16,738)	$(22,145)
Cash flows from financing activities
Reorganization items	$(17,976)	$(29,668)
Net cash used in financing activities	$(17,976)	$(29,668)
Net increase (decrease) in cash and cash equivalents	4,917	(2,375)
Cash and cash equivalents
Beginning of period	105,990	116,894
End of period	$110,907	$114,519
Supplemental cash flow information:
Cash paid during the period for interest	$8,102	$—
Cash paid for reorganization items	$4,465	$7,662
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$637	$65

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Chapter 11 Reorganization and Going Concern

On March 22, 2009 (the “Petition Date”), Herbst Gaming, Inc. (“Herbst” or “HGI”) and certain of its subsidiaries (the “Subsidiary Guarantors”, and together with HGI, the “Debtors” or “Predecessors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) under case numbers 09-50746-gwz through 09-50763-gwz.  From the period commencing on the Petition Date up to and including the Effective Date (as defined below), the Debtors operated their businesses and managed their properties as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Pursuant to an order of the Bankruptcy Court, the Chapter 11 Cases are being jointly administered.

Prior to the Petition Date, HGI and certain of the lenders (the “Consenting Lenders”) under its $860.0 million senior credit facility (the “HGI Credit Facility”) entered into a lockup agreement (as amended and restated on June 29, 2009, the “Lockup Agreement”) which set forth the material terms of HGI’s restructuring. In exchange for Predecessors agreeing to meet certain timing milestones and to file a plan of reorganization and supporting disclosure satisfactory to Consenting Lenders holding at least two-thirds in amount of the HGI Credit Facility claims held by all of the Consenting Lenders (the “Requisite Lenders”), the Consenting Lenders agreed to vote in support of a plan of reorganization with the terms and conditions described herein during the bankruptcy balloting process.

On July 22, 2009, the Debtors filed with the Bankruptcy Court an amended joint plan of reorganization.  On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Order”), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact”) entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the “Plan”).  The Plan became effective on February 5, 2010 (the “Effective Date”), but will not be fully implemented until the Substantial Consummation Date (as defined below).  Since the Effective Date, the Debtors have been operating as reorganized entities pursuant to the terms and provisions of the Plan and, except as otherwise specifically provided for in the Plan, outside the jurisdiction of the Bankruptcy Court.

Upon the Substantial Consummation Date, (i) Herbst Gaming, LLC (the “Company,” “we,” “us,” or “our”) will acquire substantially all of the assets of Predecessors in consideration for $350.0 million in aggregate principal amount of senior secured loans (the “Senior Secured Loans”) and the issuance to HGI of all of our membership interests (the “Common Units”), (ii) the Senior Secured Loans and Common Units will be distributed by HGI to its lenders (“Lenders”) under the HGI Credit Facility on a pro rata basis in accordance with the Plan, (iii) all of Predecessors’ approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under its HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes due 2012 (the “8.125% Notes”) and $170.0 million of outstanding principal amount of 7% senior subordinated notes due 2014 (the “7% Notes”, together with the 8.125% Notes, the “Subordinated Notes”) will be terminated and (iv) 100% of the existing equity in HGI will be cancelled (clauses (i) through (iv) referred to herein as the “Restructuring”).

The Plan generally will be fully implemented on the third business day following the satisfaction or waiver of all conditions to substantial consummation of the Plan (the “Substantial Consummation Date”), which are described below.  However, pursuant to the Plan certain payments were made on or shortly after the Effective Date, including payment of allowed priority claims, certain allowed secured claims and allowed general unsecured claims, in some cases with interest from the Petition Date, as described in the Plan and the Second Amended Disclosure Statement to Accompany the Plan filed with the Bankruptcy Court on August 7, 2009.

Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date HGI will make adequate protection payments to its Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

The Plan will not be fully implemented until the Substantial Consummation Date. In accordance with the Plan, on the Substantial Consummation Date HGI will contribute all of its assets, including ownership interests in its subsidiaries, to the Company in exchange for all of the Common Units and the Senior Secured Loans. HGI will then transfer such Common Units and the Senior Secured Loans to the Lenders in satisfaction of the Lenders’ claims against HGI. After the transfer of HGI’s assets to the Company on the Substantial Consummation Date, all of HGI’s subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which will be dissolved) will be wholly-owned by the Company.

The Substantial Consummation Date is also subject to the satisfaction or waiver of the following conditions: (i) none of Predecessors or the Lenders shall be in material breach of the Plan and (ii) documents necessary to implement the transactions contemplated by the Plan shall be in form and substance reasonably acceptable to the Company and the Requisite Lenders. A material breach of the Plan would occur if any of the Debtors failed to comply with any of the requirements set forth in the Plan. The Bankruptcy Court has previously approved the assumption by the Company of all of Predecessors’ material contracts. The Company currently expects that the Substantial Consummation Date will occur in the fourth quarter of 2010, although the Company cannot assure you that the required regulatory approvals will be obtained or that all conditions to the Substantial Consummation Date will be satisfied by that date, or at all, or that Predecessors will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.

The Plan provides that the Substantial Consummation Date must occur no later than February 5, 2011, the first anniversary of the Effective Date, unless extended by mutual agreement of Predecessors and the Requisite Lenders. Further, any material changes to the Plan or the Lockup Agreement require the consent of Requisite Lenders.

In the event that the Substantial Consummation Date does not occur by February 5, 2011, or such later date as may be agreed to by Predecessors and the Requisite Lenders, the confirmation of the Plan would be vacated and all claims (except for allowed priority claims, certain allowed secured claims unrelated to the Lenders or the Subordinated Notes, and allowed general unsecured claims) would be restored as though the Effective Date had never occurred.

The Plan provides that, from the Effective Date through the Substantial Consummation Date, Predecessors will continue to be managed by its current officers and directors.

On January 28, 2010, the Indenture Trustee, as defined in the Findings of Fact, filed a notice of appeal from the Order (the “Indenture Trustee Appeal”).  On January 29, 2010, the Debtors elected to have the Indenture Trustee Appeal heard by the U.S. District Court for the District of Nevada (the “District Court”) and not the U.S. Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  On April 2, 2010, the Indenture Trustee filed its opening brief in the Indenture Trustee Appeal and also filed a motion with the District Court requesting that the Order be stayed pending a decision on the merits of the Indenture Trustee Appeal. On April 7, 2010, the Debtors and the Administrative Agent under the HGI Credit Facility filed their joint opposition to the Indenture Trustee’s request that the Order be stayed. On April 21, 2010, the Debtors and the Administrative Agent under the HGI Credit Facility filed their respective answering briefs in the Indenture Trustee Appeal. On May 4, 2010, the Indenture Trustee filed its reply brief, thereby completing the briefing on the Indenture Trustee Appeal. As of November 9, 2010, the District Court has not ruled on the Indenture Trustee’s request for a stay pending appeal or the merits of the Indenture Trustee Appeal, and has also not scheduled oral arguments in the Indenture Trustee Appeal. On June 23, 2010, the Bankruptcy Court entered an order denying the Indenture Trustee’s request for a stay of the Order.  The Indenture Trustee has not appealed the Bankruptcy Court’s order denying its request for a stay pending appeal but does have a separate request pending before the District Court for a stay pending a decision on the merits of the Indenture Trustee Appeal.

On November 16, 2009, the Indenture Trustee filed its First Amended Complaint for Declaratory Judgment (the “Amended Complaint”) against the Debtors and the Administrative Agent under the HGI Credit Facility seeking, among other relief, a judgment of the Bankruptcy Court determining that the Subordinated Notes entitled to pari passu treatment with the obligations due under the HGI Credit Facility.  The Debtors and the Administrative Agent filed motions to dismiss the Amended Complaint.  On February 23, 2010, the Bankruptcy Court dismissed the Amended Complaint without prejudice to seek leave to re-file the Amended Complaint if the Order is set aside in the Indenture Trustee Appeal.  The Indenture Trustee has not appealed the Bankruptcy Court’s order dismissing its Amended Complaint.  There can be no assurance that a stay pending appeal from the Order will not be granted during the pendency of the Indenture Trustee Appeal and prior to the Substantial Consummation Date.  There can be no assurance that the Order will not be overturned and the Plan set aside.  Finally, there can be no assurance regarding the timing of the District Court’s decision on either the request for a stay pending appeal or a decision on the merits of the appeal itself.

As noted above, the Restructuring is subject to various regulatory approvals.  There can be no assurance that HGI will be successful in consummating the Plan.

Due to the occurrence and continuation of events of default, the amounts outstanding under the HGI Credit Facility and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against HGI under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the HGI Credit Facility and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at September 30, 2010.  HGI classifies liabilities subject to compromise as a long-term liability.

At September 30, 2010, the outstanding balance under the HGI Credit Facility was $828 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity of the Company, and that the Company and the Reorganized Debtors will borrow $350 million pursuant to the Senior Secured Loan Credit Facility.

Prior to the filing of the Chapter 11 Cases, interest accrued on borrowings under the HGI Credit Facility was based on a floating rate.  This floating rate was based upon a variable interest rate (a base rate or LIBOR, at HGI’s option) plus a leverage grid-based spread.  HGI’s average floating rate on debt incurred under the HGI Credit Facility was 12.5% as of September 30, 2010.  However, based on the filing of the Chapter 11 Cases, after the Petition Date HGI did not make payments under the HGI Credit Facility, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remained in effect until the Effective Date (the “Cash Collateral Order”).

The Cash Collateral Order provided for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on HGI’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in this Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited), HGI made adequate protection payments of $29.7 million during the nine months ended September 30, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date HGI will make adequate protection payments to the Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).  For 2009, HGI made adequate protection payments of $18.0 million.

2.              Description of Business and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation— The accompanying condensed consolidated financial statements of Herbst Gaming, Inc. include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“HGI-L”), HGI-St. Jo (“HG St. Jo”), HGI-Mark Twain (“HG Mark Twain”), The Sands Regent and subsidiaries (“Sands”) and The Primadonna Company LLC (“Primadonna”). The financial statements of ETT are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc. and Corral Country Coin, Inc. The financial statements of Sands are consolidated and include the following direct and indirect wholly-owned subsidiaries: Zante, Inc., Last Chance, Inc., California Prospectors, Ltd. (which is a wholly owned subsidiary of Last Chance, Inc.), Plantation Investments, Inc. and Dayton Gaming, Inc.

All significant intercompany balances and transactions between and among Herbst, ETT, MGI, E-T-T Enterprises, FPG, HGI-L, HG St. Jo, HG Mark Twain, Sands and Primadonna have been eliminated in the condensed consolidated financial statements. ETT and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations. Gaming machine route operations involve the installation, operation and service of gaming machines owned by HGI that are located in licensed, leased or subleased space in retail stores (supermarkets, convenience stores, etc.), bars and restaurants throughout the State of Nevada. The operations of the subsidiaries of HGI are as follows:

•                  E-T-T Enterprises develops and leases real estate to ETT.

•                  FPG owns and operates Terrible’s Hotel & Casino (“Terrible’s Las Vegas”) in Las Vegas, Nevada, Terrible’s Town Casino & Bowl in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada.  These properties were opened in December 2000, June 1996, July 2002, June 1996 and March 1999 respectively.

•                  HGI-L owns and operates Terrible’s Lakeside Casino (“Lakeside Iowa Casino”), as well as a hotel, gas station and convenience store, all located in Osceola, Iowa, which were acquired in February 2005.

•                  HG St. Jo owns and operates Terrible’s St. Jo Frontier Casino (“St. Jo Casino”) in St. Joseph, Missouri, which was acquired in February 2005.

•                  HG Mark Twain owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri, which was acquired in February 2005.

•                  Sands and its direct and indirect wholly-owned subsidiaries, which were acquired on January 3, 2007, own and operate Terrible’s Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada and Terrible’s Dayton Casino in Dayton, Nevada (all such properties acquired pursuant to the Sands Regency Acquisition, together the “Sands Regency Casinos”).

•                  Primadonna, which was acquired on April 10, 2007, owns and operates Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”), Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”), Primm Valley Resort and Casino (“Primm Valley,” and together with Whiskey Pete’s and Buffalo Bill’s, together the “Primm Casinos”), a California lottery station located on the Nevada/California border, three gasoline stations and the Primm Travel Center (such properties, together with the Primm Casinos, the “Primm Properties”), all of which are located in Primm, Nevada.

HGI elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of HGI pay income taxes on its taxable income. Accordingly, a provision for income taxes is not included in HGI’s financial statements.

The gaming industry in the States of Nevada, Iowa, and Missouri is subject to extensive state and local government regulation. HGI’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Race and Gaming Commission, the Missouri Gaming Commission as well as local jurisdictions.

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  HGI’s results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.  These interim statements should be read in conjunction with the audited financial statements of HGI and notes thereto included in HGI’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

In accordance with GAAP, HGI has applied ASC 852, Reorganizations — Other Presentation Matters (“ASC 852”), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), are recorded in reorganization items in the accompanying consolidated statement of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at September 30, 2010 as liabilities subject to compromise.  These liabilities are reported at the amounts expected pursuant to the Plan, although there can be no assurance that the Plan will be fully implemented.  (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant estimates incorporated into HGI’s condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments.  Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less.  The carrying value of these investments approximates their fair value due to their short maturities.

Restructuring Costs—Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with HGI’s reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing.

Reorganization Items—Reorganization items are comprised of expenses incurred after the Petition Date.  Reorganization costs include legal, advisory and trustee fees incurred in connection with the Restructuring and the Chapter 11 Cases.  Included in these expenses are adjustments to value the liabilities subject to compromise at the allowed claim amount in conjunction with the oral confirmation of the Plan from the Bankruptcy Court on October 30, 2009.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations.  HGI periodically performs credit evaluations of its customers.  HGI reviews accounts receivable balances in order to determine an allowance for potential credit losses based on HGI’s collections experience and the age of the receivables.  At September 30, 2009 and 2010, the allowance for potential credit losses was $848,500 and $576,000, respectively.

Goodwill and Intangible Assets—HGI evaluates its goodwill and indefinite lived intangible assets in accordance with the applications of ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”).  Goodwill and indefinite lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances.  See Note 5, Goodwill and Other Intangible Assets for a discussion of impairment charges related to HGI’s goodwill and other intangible assets.

Fair value measurements—Fair value measurements affect HGI’s accounting and impairment assessments of its long-lived assets, goodwill, and other intangibles.  Fair value measurements also affect HGI’s accounting for certain of its financial assets and liabilities.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

Recently Issued and Adopted Accounting Standards

In April 2010, the Financial Accounting Standards Board issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010.  Base jackpots are currently not accrued for by HGI until it has the obligation to pay such jackpots.  As such, the application of this guidance will not have a material effect on HGI’s financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and certain regulatory agencies.  Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on Predecessors’ consolidated financial statements.

3.              LONG-TERM DEBT

HGI is in default under the HGI Credit Facility and the indentures pursuant to which the Subordinated Notes were issued.  At September 30, 2010, the current outstanding balance under the HGI Credit Facility was $828 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity in the Company and $350 million in aggregate principal amount of senior secured loans (the “Senior Secured Loans”) which will be made under a credit agreement between the Company and the Lenders (the “Senior Secured Loan Credit Facility”).

Due to the occurrence and continuation of events of default, the amounts outstanding under the HGI Credit Facility and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against HGI under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the HGI Credit Facility and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at September 30, 2010.  HGI classifies liabilities subject to compromise as a long-term liability.

Interest accrued on borrowings under the HGI Credit Facility was based on a floating rate until the Petition Date.  This floating rate was based upon a variable interest rate (a base rate or LIBOR, at HGI’s option) plus a leverage grid-based spread.  HGI’s average floating rate on debt incurred under the HGI Credit Facility was 12.5% at September 30, 2010.  However, based on the filing of the Chapter 11 Cases, after the Petition Date HGI did not make payments under the HGI Credit Facility, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remained in effect until the Effective Date (the “Cash Collateral Order”).

The Cash Collateral Order provided for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on HGI’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited), HGI made adequate protection payments of $29.7 million during the nine months ended September 30, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date HGI will make adequate protection payments to the Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

Pursuant to the Plan, all outstanding obligations under the Subordinated Notes will be terminated on the Substantial Consummation Date.

Subject to the automatic stay associated with the Chapter 11 Cases, long-term debt included in “Liabilities subject to compromise,” is expected to be settled as follows (dollars in thousands):

September 30, 2010
2011	$1,129,177
2012	—
2013	—
2014	—
2015	—
Thereafter	—
Total	$1,129,177

The following table provides the fair value measurement information about HGI’s long-term debt at September 30, 2010.  For additional information regarding ASC Topic 820, “Fair Value Measurements and Disclosures” and the fair value hierarchy, see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited).

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
HGI Credit Facility	$799,177	$436,967	Level 2
8.125% Senior Subordinated Notes Due 2012	160,000	—	Level 1
7.00% Senior Subordinated Notes Due 2014	170,000	—	Level 1
Total long-term debt	$1,129,177	$436,967

In connection with the accounting for the HGI Credit Facility and Senior Subordinated Notes as discussed in Note 2, HGI estimated the fair value of the HGI Credit Facility using “Level 2” inputs, and the fair value of the Senior Subordinated Notes using “Level 1” inputs.  The estimated fair value of the HGI Credit Facility is based on bid prices on or about September 30, 2010.  The estimated fair values of HGI’s Senior Subordinated Notes are based on quoted market prices as of September 30, 2010.  There were no transfers between “Level 1” and “Level 2” measurements during the nine months ended September 30, 2010.

4.              REORGANIZATION ITEMS

Reorganization items represent expense incurred as a result of the Chapter 11 proceedings and are presented separately in the Condensed Consolidated Statements of Operations (Unaudited) (dollars in thousands).

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010
Trustee Fees	$187	$196	$230	$578
Professional Fees	2,773	329	6,067	1,009
Other Reorganization Items	—	471	—	2,068
Total	$2,960	$996	$6,297	$3,655

In the three months ended September 30, 2010, HGI incurred $996,000 in reorganization items.  Of this amount, $196,000 was for statutorily mandated United States Trustee fees, $329,000 was for professional fees, which include financial advisory, legal, real estate and valuation services directly attributed to the reorganization process and $471,000 for other reorganization items.  Any professional fees incurred from the bankruptcy filing on March 22, 2009 through the Effective Date of February 5, 2010 were subject to bankruptcy court approval.

5.              LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refer to both secured and unsecured obligations that will be accounted for under a Plan.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  ASC Topic 852-10-45 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the applicable bankruptcy court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the Plan, and as such, may be subsequently reclassified to liabilities not subject to compromise.  HGI has included the amounts due under the HGI Credit Facility and indentures pursuant to which the Subordinated Notes were issued as liabilities subject to compromise.  Although the Plan has been confirmed, the Plan will not be fully implemented until the Substantial Consummation Date.  The Substantial Consummation Date will not occur until certain conditions, including certain approvals of gaming authorities in Nevada, Iowa and Missouri, have been obtained.  See Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited).  There can be no assurances that all conditions to the Substantial Consummation Date will be satisfied or that HGI will be successful in fully implementing the Plan or any other plan of reorganization.

As of September 30, 2010
(in thousands)
Secured debt	$799,177
Accrued interest on secured debt	29,103
Subordinated Notes	330,000
Accrued interest on Subordinated Notes	33,062
Accounts payable	2,760
Accrued expenses	5,532
Total liabilities subject to compromise	$1,199,634

6.              BUSINESS SEGMENTS

HGI operates through two business segments:  slot route operations and casino operations.  The slot route operations involve the installation, operation and service of slot machines at strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants.  Casino operations consist of two geographic areas, Nevada and other states.  The Nevada locations include:  Terrible’s Town Casino (Henderson) in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Hotel & Casino in Las Vegas, Nevada, Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada, Terrible’s Dayton Casino in Dayton, Nevada, and Buffalo Bill’s Hotel and Casino, Primm Valley Resort and Casino and Whiskey Pete’s Hotel and Casino, all located in Primm, Nevada.  Casinos located in other states are Terrible’s Lakeside Casino in Osceola, Iowa, Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri and Terrible’s Mark Twain Casino in La Grange, Missouri.  These segment results are regularly provided to the Office of the CEO of HGI, the members of which are the chief operating decision makers of HGI.

Net revenues, income from operations, depreciation and amortization and segment EBITDA for these segments are as set forth in the table below (dollars in thousands).  Route and Casino segment EBITDA are non-GAAP measures but are used by management to measure segment profits and losses in accordance with ASC Topic 280, Segment Reporting (“ASC Topic 280”).  Route and Casino segment EBITDA have certain limitations in that they do not take into account the impact of certain expenses, including allocation of overhead.  HGI endeavors to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures.  Accordingly, the following table also contains a reconciliation of Segment EBITDA to net income (loss) (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net revenues
Route operations	$47,433	$42,812	$153,470	$137,528
Casino operations:
Nevada	66,071	60,701	201,177	182,931
Other states	30,854	31,098	93,854	92,080
Other operations—non gaming	24,339	26,026	64,597	71,982
Total net revenues	$168,697	$160,637	$513,098	$484,521
Income from segment operations
Slot route operations	$(106)	$(1,891)	$3,741	$(3,488)
Casino operations:
Nevada	(3,108)	(2,688)	(6,452)	(819)
Other states	6,683	8,447	20,990	24,553
Total income (loss) from segment operations	3,469	3,868	18,279	20,246
Other	4,831	5,204	14,244	15,300
General and administrative	(5,012)	(4,768)	(15,005)	(14,965)
Restructuring costs	—	—	(9,814)	—
Total income (loss) from operations	$3,288	$4,304	$7,704	$20,581
Depreciation and amortization
Slot route operations	$3,641	$3,058	$11,841	$9,482
Casino operations:
Nevada	7,381	7,559	22,043	22,335
Other states	2,634	1,879	7,920	6,191
Other expenses	80	3	241	164
Total depreciation and amortization	$13,736	$12,499	$42,045	$38,172
Segment EBITDA (1)
Slot route operations	$3,535	$1,167	$15,582	$5,994
Casino operations:
Nevada	4,273	4,871	15,591	21,516
Other states	9,317	10,326	28,910	30,744
Other and corporate (2)	(43)	467	(10,204)	586
Depreciation and amortization	(13,736)	(12,499)	(42,045)	(38,172)
Interest expense, net of capitalized interest	(1)	(4)	(29,529)	(25)
Loss on impairment of assets	—	—	—	—
Reorganization items	(2,960)	(996)	(6,297)	(3,655)
Net income (loss)	$385	$3,332	$(27,992)	$16,988

(1)          Represents non-gaming revenues, general and administrative expenses, interest income and restructuring expense.

(2)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

7.              COMMITMENTS AND CONTINGENCIES

On February 17, 2006, the Eighth Judicial District Court of Nevada entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  HGI appealed this decision and oral arguments were heard by a panel of the Supreme Court of Nevada on December 9, 2009.  The Supreme Court panel upheld the lower Court determination and the Supreme Court panel denied the HGI’s motion for re-consideration. HGI requested an en banc re-hearing soley with regards to whether the punitive damages were proper in this case on August 2, 2010.  This request is currently pending.  HGI’s insurance carrier tendered the compensatory damages to the Plaintiffs in August 2010.  As of September 2010, HGI has adequately reserved for any potential liability related to the punitive damages of the incident.

Separate from the Nevada Supreme Court proceedings, ETT is also pursuing an appeal from the decision of the Bankruptcy Court contained in the order confirming the Plan approving the treatment of the $4.1 million punitive damages award as an unsecured claim.  Through this appeal, ETT is seeking the categorical subordination of the $4.1 million punitive damages award through the separate classification and disparate subordinated treatment of the punitive damages from the other general unsecured claims in the Plan.  This appeal, which is pending before the U.S. District Court for the District of Nevada, is currently being briefed and has not yet been submitted for decision.

HGI was party to an arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, HGI received an interim award from the arbitrator that awarded the former employee $1.3 million as a result of this arbitration.  HGI appealed the award to the Eighth Judicial District Court and the Court overturned the Arbitrators award and remanded the case back to an arbitrator.  The former employee has appealed that decision to the Nevada Supreme Court.  The Nevada Supreme Court requested briefing from the former employee as to the basis for jurisdiction before the Nevada Supreme Court given that the Eighth Judicial District Court remanded the case back to an arbitrator and did not enter a final judgment.  HGI has fully recognized the award and approximately $0.2 million for legal fees in fiscal year 2008.

HGI is a party to certain other claims, legal actions, and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the HGI.  Management believes that its defenses are substantial in each of these matters and that HGI’s legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs.  The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax.  On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision.  On July 17, 2008, the Nevada Supreme Court denied the Department’s Petition.  HGI has been paying use tax on food purchased for subsequent use as complimentary and employee meals at HGI’s Nevada casino properties and are in the process of quantifying the amount of HGI’s potential refund, which HGI estimates to be approximately $1.8 million, excluding interest, from July 1, 2001 through January 1, 2008.  Based on the denial of the petition, as of January 1, 2008, HGI no longer accrues for these taxes, but due to the uncertainty regarding the method for reimbursement to HGI of taxes paid to date, HGI will not record any gain from previous tax years until the tax refund is realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Herbst Gaming, LLC

Overview

Since our formation on March 29, 2010, we have had no operations.  The management’s discussion and analysis of financial condition and results of operations that follows is for the Company and Predecessors.

On the Substantial Consummation Date the Company will:

•                  Enter into that certain credit agreement (the “Senior Secured Loan Credit Facility”) under which $350 million in aggregate principal amount of senior secured loans  (the “Senior Secured Loans”) will be advanced; and

•                  Issue 100% of its membership interests and the Senior Secured Loans to HGI, which will distribute such interests and Senior Secured Loans to the lenders (the “Lenders”) under HGI’s $860.0 million senior credit facility (the “HGI Credit Facility”).

The Company is in the process of determining the number of units of membership interests it expects to have issued and outstanding upon emergence.

The historical financial results of Predecessors are not indicative of our current financial condition or our future results of operations following the Substantial Consummation Date.  Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash, trade credit and cash flow from the properties we acquire from Predecessors to fund our cash requirements and capital expenditures for at least twelve months after the Substantial Consummation Date.  We will endeavor to fund capital expenditures for maintenance of our properties through future improvements in operating results.  However, there can be no assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

The Senior Secured Loan Credit Facility (i) will provide for $350.0 million principal amount of Senior Secured Loans, (ii) will be secured by substantially all of our assets and the assets of our existing or subsequently acquired direct or indirect subsidiaries, other than such assets that may not be pledged pursuant to applicable gaming laws, and (iii) will be guaranteed by each such subsidiary.  The Senior Secured Loans will bear interest at the rate of, at our election, either (i) the London InterBank Offered Rate (“LIBOR”) plus a margin of 7.0% or (ii) the alternative base rate (“Alternative Base Rate”) plus a margin of 6.5%.  Both LIBOR and the Alternative Base Rate will be subject to a fixed floor.  The principal amount of the Senior Secured Loans will be payable on the maturity date, which shall be the earlier of the fifth anniversary of the effectiveness of the Senior Secured Loan Credit Facility (such effectiveness, the “Senior Secured Loan Closing”), or the acceleration of the Senior Secured Loans in accordance with the terms thereof.  The administrative agent under the Senior Secured Loan Credit Facility intends to maintain a register to record the names and addresses of the Lenders and the principal amounts of the Senior Secured Loan owing to such Lenders.  Unless specifically requested by a Lender, the Company does not intend to issue physical note certificates evidencing the Senior Secured Loans.

The Senior Secured Loan Credit Facility will include customary covenants (including financial covenants) and mandatory prepayments for these types of financings.  The Senior Secured Loans may be prepaid in certain minimum amounts, subject to a prepayment fee equal to (i) if such prepayment is made prior to the first anniversary of the Senior Secured Loan Closing, 3.0% of the principal prepaid, (ii) if such prepayment is made after the first anniversary of the Senior Secured Loan Closing and on or prior to the second anniversary of the Senior Secured Loan Closing, 2.0% of the principal prepaid and (iii) if such prepayment is made after the second anniversary of the Senior Secured Loan Closing and on or prior to the third anniversary of the Senior Secured Loan Closing, 1.0% of the principal prepaid.

Critical Accounting Policies

A description of our critical accounting policies can be found in the Registration Statement.  There have been no material changes to our critical accounting polices during the nine months ended September 30, 2010.

Fresh Start Accounting

Upon consummation of the Plan, the accounting for HGI’s assets and liabilities, as reported in the subsequent financial statements of the Company, may materially change.  Upon the Substantial Consummation Date, we will adopt the “fresh start” provisions of ASC Topic 852, Reorganizations (“ASC Topic 350”), which require that the value of Predecessors’ assets, including intangible assets, and liabilities be adjusted to their fair values, as of such Substantial Consummation Date, with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as goodwill on our consolidated balance sheet.  Certain of these values may differ materially from the values recorded on the condensed consolidated balance sheet of Predecessors as of September 30, 2010 included elsewhere in this Quarterly Report on Form 10-Q.  Additionally, the Company’s results of operations after the application of fresh start reporting will not be comparable to HGI’s results of operations for the previous periods.  The Company may also choose to make other changes in accounting practices and policies as of the Substantial Consummation Date.  For all these reasons, the Company’s consolidated financial statements for periods subsequent to the Substantial Consummation Date will not be comparable to HGI’s prior periods.

Predecessors

Overview

Predecessors are a diversified gaming company that focuses on two business lines:  slot route operations and casino operations.  Their route operations involve the exclusive installation and operation of approximately 6,000 slot machines as of September 30, 2010 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Their casino operations consist of fifteen casinos located in Nevada, Iowa and Missouri.  Other than the Sands Regency Casinos and the Primm Casinos, their casinos are operated under the “Terrible’s” brand.

Predecessors generally enter into two types of route contracts.  With chain store customers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, and Terrible Herbst, they pay a fixed monthly fee for each location in which they place slot machines.  With their street accounts, such as bars, restaurants and non-chain convenience stores, they share in the revenues on a percentage basis with the location owner.  Revenues from street accounts are recorded gross of amounts share.

Predecessors’ revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games.  Gaming revenues are generally defined as gaming wins less gaming losses.  Their largest component of revenues is from their slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  Predecessors calculate income from operations as net revenues less total operating costs and expenses.  Income from operations represents only those amounts that relate to their operations and excludes interest income, interest expense and other non-operating income and expenses.  Segment EBITDA consists of income from segment operations plus depreciation and amortization, and is calculated before an allocation of overhead.

Predecessors elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of HGI paid income taxes on HGI’s taxable income.  Accordingly, a provision for income taxes is not included in Predecessors’ financial statements.

Full implementation of the Plan on the Substantial Consummation Date is subject to various regulatory approvals.  There can be no assurance that Predecessors will be successful in consummating the Plan.  Please refer to Predecessors discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a more detailed discussion of the Chapter 11 Cases and the Restructuring.

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2010

Route Operations

	Three months ended September 30, 2009		Three months ended September 30, 2010
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$47,455	100.0%	$42,866	100.0%
Promotional allowances	(22)	0.0	(54)	0.1
Direct expenses	(43,898)	92.5	(41,645)	97.2
EBITDA	3,535	7.5	1,167	2.7
Depreciation and amortization	(3,641)	7.7	(3,058)	7.1
Income from slot route operations	$(106)	0.2%	$(1,891)	4.4%

Route operations accounted for 24% and 25% of total revenues for the three months ended September 30, 2010 and 2009, respectively.  Total revenues from route operations were $42.9 million for the three months ended September 30, 2010, a decrease of $4.6 million, or 10%, from $47.5 million for the three months ended September 30, 2009.  This decrease was due primarily to the continued general economic weakness in Nevada.

Route operating costs were $41.6 million, or 97% of route revenues, for the three months ended September 30, 2010.  This compares to $43.9 million, or 93% of route revenues for the same period in 2009.  The decrease in route operating expenses was primarily associated with various cost controls and lower revenues at Predecessors’ participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.  The increase in the expenses as a percentage of route revenues is due to the fixed nature of many of the route costs.

Primarily as a result of the factors discussed above, route EBITDA for the three months ended September 30, 2010 was $1.2 million, a decrease of $2.3 million, or 66%, from $3.5 million for the three months ended September 30, 2009.

Casino Operations

	Three months ended September 30, 2009		Three months ended September 30, 2010
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$114,587	100.0%	$109,582	100.0%
Promotional allowances	(17,662)	15.4	(17,783)	16.2
Direct expenses	(83,336)	72.7	(76,602)	69.9
EBITDA	13,589	11.9	15,197	13.9
Depreciation and amortization	(10,015)	8.7	(9,438)	8.6
Income from casino operations	$3,574	3.2%	$5,759	5.3%

Casino operations accounted for 61% of total revenues for the three month period ended September 30, 2010 and 62% of total revenues for the three months ended September 30, 2009.  Total revenues derived from casino operations were $109.6 million for the three months ended September 30, 2010, a decrease of $5.0 million, or 4%, from $114.6 million for the three months ended September 30, 2009.  The decrease was due primarily to the continued general economic weakness in Nevada.

Casino promotional spending increased $0.1 million, or 1%, due to marketing campaigns to generate business.  Promotional allowances increased from 15% of revenues for the three months ended September 30, 2009 to 16% of revenues for the three months ended September 30, 2010.  This increase is attributable to increased competition and campaigns to entice patrons.

Casino operating costs were $76.6 million, or 70% of revenues, for the three months ended September 30, 2010, compared to $83.3 million, or 73% of revenues, for the three months ended September 30, 2009.  This decrease was primarily due to reductions of $0.9 million in variable costs of sales, $0.5 million in participation expenses, $3.4 million in payroll and related expenses, $0.4 million in other direct expenses, $0.9 million in administrative expenses and $0.6 million in depreciation and amortization expenses.  The $3.4 million reduction in payroll and related expenses is a result of targeted labor reductions implemented in the fourth quarter of 2009.

Casino EBITDA was $15.2 million for the three months ended September 30, 2010, an increase of $1.6 million, or 12%, from $13.6 million from the three months ended September 30, 2009.  The increase in casino EBITDA was primarily due to the factors discussed above, most notably the reductions in casino operating costs during the three months ended September 30, 2010.

The following paragraphs describe the results from Predecessors’ casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Three months ended September 30, 2009		Three months ended September 30, 2010
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$79,320	100.0%	$73,835	100.0%
Promotional allowances	(13,249)	16.7	(13,134)	17.8
Direct expenses	(61,798)	77.9	(55,830)	75.6
EBITDA	4,273	5.4	4,871	6.6
Depreciation and amortization	(7,381)	9.3	(7,559)	10.2
Income (loss) from casino operations	$(3,108)	3.9%	$(2,688)	3.6%

Revenues derived from Nevada casino operations were $73.8 million for the three months ended September 30, 2010, a decrease of $5.5 million, or 7%, from $79.3 million for the three months ended September 30, 2009.  This decrease was primarily attributable to the continued economic downturn in the Nevada and California market.  The revenue at Predecessors’ casinos located in Southern Nevada decreased by 1%, or $0.2 million, from $19.0 million for the three months ended September 30, 2009 to $18.8 million for the three months ended September 30, 2010.  The Primm Casinos decreased by $6.1 million, or 15%, from $41.6 million for the three months ended September 30, 2009 to $35.5 million for the three months ended September 30, 2010.  The Northern Nevada casinos increased by $0.9 million or 5%, from $18.7 million for the three months ended September 30, 2009 to $19.5 million for the three months ended September 30, 2010.

Promotional allowances for Nevada casinos increased from 16.7% for the three months ended September 30, 2009 to 17.8% for the three months ended September 30, 2010.  This percentage increase is attributable to economic weakness, competition to attract patrons and a decrease in casino revenue.

Nevada casino operating costs for the three months ended September 30, 2010 were $55.8 million, down $6.0 million, or 10%, from $61.8 million during the first quarter of 2009.  This decrease was primarily due to reductions of $1.4 million in variable costs of sales, $0.4 million in participation expenses, $2.9 million in payroll and related expenses, $0.1 million in other direct expenses, $0.9 million in administrative expenses and $0.3 million in depreciation and amortization expenses.  The $2.9 million reduction in payroll and related expenses is a result of targeted labor reductions implemented in the fourth quarter of 2009.

Nevada casino EBITDA was $4.9 million for the three months ended September 30, 2010 compared to $4.3 million for the three months ended September 30, 2009.  Despite the revenue reduction at the Nevada casinos, EBITDA increased approximately $0.6 million or 14%, in total, primarily due to the cost reduction program implemented in the fourth quarter of 2009.  The Southern Nevada Casinos and the Northern Nevada Casinos represented $0.4 million, $0.8 million, respectively.  This was partially offset by the Primm Casinos that represented negative $0.6 million.

Depreciation and amortization expense was $7.6 for the three months ended September 30, 2010, consistent with $7.4 million for the three months ended September 30, 2009.

The following paragraphs describe the results from Predecessors’ casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Other states

	Three months ended September 30, 2009		Three months ended September 30, 2010
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$35,267	100.0%	$35,747	100.0%
Promotional allowances	(4,413)	12.5	(4,649)	13.0
Direct expenses	(21,538)	61.1	(20,772)	58.1
EBITDA	9,316	26.4	10,326	28.9
Depreciation and amortization	(2,634)	7.5	(1,879)	5.3
Income from casino operations	$6,682	18.9%	$8,447	23.6%

Casino operations in other states accounted for 20% of total revenues for the three months ended September 30, 2010 and 19% of total revenues for the three months ended September 30, 2009.  Total revenues derived from casino operations located in states other than Nevada were $35.7 million for the three months ended September 30, 2010, an increase of $0.4 million, or 1%, from $35.3 million for the three months ended September 30, 2009.

Other state promotional allowances were $4.6 million for the three months ended September 30, 2010 and $4.4 million for the three months ended September 30, 2009.  This was primarily due to more aggressive slot promotions employed to minimize declines in revenue for the three months ended September 30, 2010.

Other state casino operating costs were $20.8 million, or 58% of revenues, for the three months ended September 30, 2010, a decrease of $0.7 million from $21.5 million, or 61% of revenues, for the three months ended September 30, 2009.  This decrease was primarily due to reductions in variable costs, participation expenses, payroll and related expenses and other direct expenses in connection with decreased revenue and a focus on cost efficiencies.

Other state casino EBITDA was $10.3 million for the three months ended September 30, 2010, an increase from $9.3 million for the three months ended September 30, 2009, as declines in revenue were offset by declines in direct expenses.

Depreciation and amortization expense was $1.9 million for the three months ended September 30, 2010, a decrease of $0.7 million from $2.6 million for the three months ended September 30, 2009.  This was due to assets being fully depreciated.

Other Operations

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Predecessors’ gas station operations include Predecessors’ gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations in Primm, Nevada.  Revenues from other operations were $26.0 million for the three months ended September 30, 2010 compared to $24.3 million for the three months ended September 30, 2009, an increase of $1.7 million, primarily as a result of an increase in both gasoline prices and gallons sold.

Promotional Allowances

Promotional allowances were $17.8 million, or 10.0% of total revenues, for the three months ended September 30, 2010, an increase of $0.1 million, or 1%, from $17.7 million, or 9.5% of total revenues, for the three months ended September 30, 2009.  This increase is attributable to increased promotional spending to attract patrons.

Costs of Revenues

	Three months ended September 30, 2009		Three months ended September 30, 2010
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Other operations	$(19,428)	10.4%	$(20,819)	11.7%
General and administrative	(5,012)	2.7%	(4,768)	2.7%
Depreciation and amortization	(13,736)	7.4%	(12,499)	7.0%
Restructuring costs	—	—%	—	—%

The costs represented in “other operations” consist primarily of costs related to the gasoline service station and convenience store operations at Osceola, Iowa, the gas station and lottery at Verdi, Nevada, the gas stations at Primm, Nevada and lottery operations at Stateline, California.  Costs of other operations increased by $1.4 million to $20.8 million for the three months ended September 30, 2010, compared to $19.4 million for the three months ended September 30, 2009, primarily as a result of increased gasoline prices.

General and administrative (“G&A”) expenses were $4.8 million for the three months ended September 30, 2010, which was $0.2 million lower than $5.0 million for the three months ended September 30, 2009.  Costs remained relatively stable due to managing costs and although revenues were lower in 2010, G&A expenses as a percentage of revenue were 2.7% in the three months ended September 30, 2010 and 2009.

Depreciation and amortization expense was $12.5 million for the three months ended September 30, 2010, a decrease of $1.2 million, from $13.7 million for the three months ended September 30, 2009.  This decrease was due to lower route operations depreciation as certain assets were fully depreciated no longer incurring expense.

HGI’s restructuring costs, primarily advisory and legal fees, associated with the Restructuring and the Chapter 11 Cases incurred prior to the filing of the Chapter 11 Cases are included under Restructuring Costs.  These expenses ceased to be accrued on March 21, 2009, the date of the filing of the Chapter 11 Cases.

Income from Operations

HGI’s income from operations was $4.3 million for the three months ended September 30, 2010, an increase of $1.0 million from $3.3 million for the three months ended September 30, 2009.  This was primarily due to the factors discussed above,.  Additionally, cost controls implemented during the fourth quarter of 2009 helped to offset the decline in revenue.

Other Expenses

As a result of the filing of the Chapter 11 Cases, HGI no longer incurs interest costs on long-term debt that is subject to compromise and instead makes certain adequate protection payments.

Costs associated with the Restructuring incurred after the filing of the Chapter 11 Cases are included in Reorganization Items.  Reorganization Items for the three months ended September 30, 2010 were $1.0 million, a decrease of $2.0 million, from $3.0 million for the three months ended September 30, 2009.  Reorganization Items did not begin to accrue in 2009 until the Petition Date.

Net Income

Net income for the three months ended September 30, 2010 was $3.3 million compared to $0.4 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2010

Route Operations

	Nine months ended September 30, 2009		Nine months ended September 30, 2010
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Slot route revenue	$153,537	100.0%	$137,681	100.0%
Promotional allowances	(67)	0.0	(153)	0.1
Direct expenses	(137,888)	89.8	(131,534)	95.5
EBITDA	15,582	10.2	5,994	4.4
Depreciation and amortization	(11,841)	7.7	(9,482)	6.9
Income from slot route operations	$3,741	2.5%	$3,488	2.5%

Route operations accounted for 26% of total revenues during the nine months ended September 30, 2010 compared with 27% of total revenues for the nine months ended September 30, 2009.  Total revenues from route operations were $137.7 million for the nine months ended September 30, 2010, a decrease of $15.8 million, or 10%, from $153.5 million for the nine months ended September 30, 2009.  At September 30, 2010, Predecessors were operating approximately 6,100 slot machines, which was 200 less than the approximately 6,300 Predecessors were operating as of September 30, 2009.  The decrease in machines reflects the closures of some taverns, grocery and drug store chain clients and the elimination of certain underperforming route locations.  These factors, coupled with general economic weakness in Nevada, contributed to the decline in route revenue in 2010.

Route operating costs were $131.5 million, or 96% of route revenues, for the nine months ended September 30, 2010.  This compares to $137.9 million, or 90% of route revenues, for the same period in 2009.  The increase in expenses as a percentage of route revenues was due to the fixed nature of many of the route costs.  The decrease in absolute amount of route operating expenses was primarily associated with lower revenues at Predecessors’ participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.  Additional expense reductions resulted from the elimination of certain underperforming locations referenced above.

Primarily as a result of the issues discussed above, route EBITDA for the nine months ended September 30, 2010 was $6.0 million, a decrease of $9.6 million, or 62%, from $15.6 million for the nine months ended September 30, 2009.

Casino Operations

	Nine months ended September 30, 2009		Nine months ended September 30, 2010
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$347,507	100.0%	$324,540	100.0%
Promotional allowances	(52,476)	15.1	(49,529)	15.3
Direct expenses	(250,531)	72.1	(222,751)	68.6
EBITDA	44,500	12.8	52,260	16.1
Depreciation and amortization	(29,963)	8.6	(28,526)	8.8
Impairment	—	—	—	—
Income (loss) from casino operations	$14,537	4.2%	$23,734	7.3%

Casino operations accounted for 61% of total revenues for the nine months ended September 30, 2010 and 62% of revenues for the nine months ended September 30, 2009.  Total revenues derived from casino operations were $324.5 million for the nine months ended September 30, 2010, a decrease of $23.0 million, or 7%, from $347.5 million for the nine months ended September 30, 2009.  The decrease is primarily attributable to the continuing impact of the general economic downturn on the Nevada casino properties.

Casino Operations — Nevada

	Nine months ended September 30, 2009		Nine months ended September 30, 2010
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$240,650	100.0%	$218,878	100.0%
Promotional allowances	(39,473)	16.4	(35,947)	16.4
Direct expenses	(185,586)	77.1	(161,415)	73.7
EBITDA	15,591	6.5	21,516	9.9
Depreciation and amortization	(22,043)	9.2	(22,335)	10.2
Impairment	—	—	—	—
Income (loss) from casino operations-Nevada	$(6,452)	(2.7)%	$(819)	(0.3)%

Nevada casino operations accounted for 41% of total revenues for the nine months ended September 30, 2010 and 43% of total revenues for the nine months ended September 30, 2009.  Revenues derived from Nevada casino operations were $218.9 million for the nine months ended September 30, 2010, a decrease of $21.8 million, or 9%, from $240.7 million for the nine months ended September 30, 2009.  The decrease was attributable primarily to reduced customer volume and spending associated with the general economic downturn.

Nevada casino operating costs were $161.4 million, or 74% of revenues, for the nine months ended September 30, 2010, compared to $185.6 million, or 77% of revenues, for the nine months ended September 30, 2009.  The decrease was due to reductions in variable costs of sales related to revenue decreases and lower staffing levels.

Nevada casino promotional spending decreased $3.5 million, or 9%, due to cost efficiencies even though increased competition in the challenging economic environment required more aggressive promotional campaigns to attract and maintain the revenue.  Promotional allowances as a percentage of revenue were stable at 16% for the nine months ended September 30, 2010 and 2009.

Depreciation and amortization expense was $22.3 million for the nine months ended September 30, 2010, an increase of $0.3 million, or 1% from $22.0 million for the nine months ended September 30, 2009.

Nevada Casino EBITDA was $21.5 million for the nine months ended September 30, 2010, an increase of $5.9 million, or 38%, from $15.6 million from the nine months ended September 30, 2009.  Despite the revenue reduction at the Nevada casinos, EBITDA increased primarily due to the cost reduction program implemented in the fourth quarter of 2009.  The Southern Nevada Casinos, the Northern Nevada Casinos and the Primm Casinos represented $2.1 million, $2.8 million and $1.0 million, respectively.

Casino Operations — Other States

	Nine months ended September 30, 2009		Nine months ended September 30, 2010
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$106,857	100.0%	$105,662	100.0%
Promotional allowances	(13,003)	12.2	(13,582)	12.9
Direct expenses	(64,945)	60.8	(61,336)	58.0
EBITDA	28,909	27.0	30,744	29.1
Depreciation and amortization	(7,920)	7.4	(6,191)	5.9
Impairment	—	—	—	—
Income from casino operations-other states	$20,989	19.6%	$24,553	23.2%

Casino operations in other states accounted for 20% of total revenues for the nine months ended September 30, 2010 and 19% of total revenues for the nine months ended September 30, 2009.  Total revenues derived from casino operations located in states other than Nevada were $105.7 million, a decrease of $1.2 million from $106.9 million for the nine months ended September 30, 2009.  The revenue increase occurred at both of Predecessors’ Missouri properties, while revenue at Predecessors’ Lakeside Iowa casino declined due to continued competitive pressures in the Iowa market as well as general economic weakness in the region.

Other state casino operating costs decreased $3.6 million, or 6% to $61.3 million for the nine months ended September 30, 2010 from $64.9 million for the same period in 2009.

Other state casino EBITDA was $30.7 million for the nine months ended September 30, 2010, an increase of $1.8 million, or 6.2%, from $28.9 million from the nine months ended September 30, 2009.

Promotional Allowances

Promotional allowances were $49.7 million, or 9.3% of total revenues, for the nine months ended September 30, 2010, a decrease of $2.8 million, or 5%, from $52.5 million, or 9.3% of total revenues, for the nine months ended September 30, 2009.  The decrease was attributable to cost controls implemented in the fourth quarter of 2009.

Other Operations

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Predecessors’ gas station operations include Predecessors’ gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations in Primm, Nevada.  Revenues from other operations were $72.0 million for the nine months ended September 30, 2010 compared to $64.6 million for the nine months ended September 30, 2009, an increase of $7.4 million, as a result of an increase in both gasoline prices and gallons sold.

Costs of Revenues

	Nine months ended September 30, 2009		Nine months ended September 30, 2010
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Other operations	50,112	8.9%	56,518	10.6%
General and administrative	15,005	2.7%	14,965	2.8%
Depreciation and amortization	42,045	7.4%	38,172	7.1%
Restructuring costs	9,814	1.7%	—	—%

Costs associated with other revenues were $56.5 million for the nine months ended September 30, 2010 and $50.1 million for the nine months ended September 30, 2009, an increase of $6.4 million primarily associated with higher gasoline sales.

G&A expenses were $15.0 million for the nine months ended September 30, 2010 and 2009.

Depreciation and amortization expense was $38.2 million for the nine months ended September 30, 2010, a decrease of $3.8 million from $42.0 million for the nine months ended September 30, 2009 due to fully depreciated assets no longer incurring expense.

HGI also incurred costs associated with the Restructuring and Chapter 11 Cases, primarily associated with bank, legal and advisory fees.  None of these costs were incurred for the nine months ended September 30, 2010 and $9.8 million of restructuring costs were incurred for the nine months ended September 30, 2009.

Income from Operations

As a result of the factors discussed above, HGI had income from operations of $20.6 million for the nine months ended September 30, 2010, an increase of $12.9 million from $7.7 million for the nine months ended September 30, 2009.

Other Expenses

Other expense was $3.6 million for the nine months ended September 30, 2010, a decrease of $32.1 million from the nine months ended September 30, 2009 when other expense was $35.7 million.  This was primarily associated with reorganization items incurred and adequate protection payments made in the Chapter 11 Cases.

Predecessors’ interest costs decreased from $29.5 million during the first nine months of 2009 to $25,000 during the first nine months of 2010.  As a result of the Chapter 11 Cases, HGI no longer incurs interest costs on long-term debt that is subject to compromise after the Petition Date of March 21, 2009 and instead makes certain adequate protection payments.

Net Income/( Loss)

Net income for the nine months ended September 30, 2010 was $17.0 million.  This compares to a net loss of $28.0 million recorded for the nine months ended September 30, 2009.

Liquidity And Capital Resources

Cash Flows Restructuring

Predecessors are currently operating as reorganized debtors under Chapter 11 of the Bankruptcy Code and pursuant to the Plan, which became effective on Effective Date.  The Plan will not be fully implemented until the Substantial Consummation Date.  Pursuant to the Plan certain payments were made on or shortly after the Effective Date, including payment of allowed priority claims, certain allowed secured claims and allowed general unsecured claims, in some cases with interest from the Petition Date, as described in the Plan and the Second Amended Disclosure Statement to Accompany the Plan filed with the Bankruptcy Court on August 7, 2009.

The Substantial Consummation Date is also subject to the satisfaction or waiver of the following conditions: (i) none of Predecessors or the Lenders shall be in material breach of the Plan and (ii) documents necessary to implement the transactions contemplated by the Plan shall be in form and substance reasonably acceptable to the Company and the Requisite Lenders. A material breach of the Plan would occur if any of the Debtors failed to comply with any of the requirements set forth in the Plan. The Bankruptcy Court has previously approved the assumption by the Company of all of Predecessors’ material contracts. The Company currently expects that the Substantial Consummation Date will occur in the fourth quarter of 2010, although the Company cannot assure you that the required regulatory approvals will be obtained or that all conditions to the Substantial Consummation Date will be satisfied by that date, or at all, or that Predecessors will be successful in implementing the Restructuring in the form contemplated by the Plan or at all. The Plan provides that, from the Effective Date through the Substantial Consummation Date, Predecessors will continue to be managed by its current officers and directors.

Due to the occurrence and continuation of events of default, the amounts outstanding under the HGI Credit Facility and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against Predecessors under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the HGI Credit Facility and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at September 30, 2010.  Predecessors classify liabilities subject to compromise as a long-term liability.

At September 30, 2010, the outstanding balance under the HGI Credit Facility was $828 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity of the Company, and that the Company will issue $350 million in Senior Secured Loans to the Lenders.

Prior to the filing of the Chapter 11 Cases, interest accrued on borrowings under the HGI Credit Facility based on a floating rate.  This floating rate was based upon a variable interest rate (a base rate or LIBOR, at Predecessors’ option) plus a leverage grid-based spread.  Predecessors’ average floating rate on debt incurred under the HGI Credit Facility was 12.5% as of September 30, 2010.  However, based on the filing of the Chapter 11 Cases, after the Petition Date Predecessors did not make payments under the HGI Credit Facility, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remained in effect until the Effective Date (the “Cash Collateral Order”).  Contractual interest for the three months ended September 30, 2009 and 2010 and the nine months ended September 30, 2009 and 2010 would have been $33.9 million, $33.5 million, $100.6 million and 98.0 million, respectively, if incurred for the entire period.

Predecessors expect to fund existing operations and capital needs during the restructuring from operating cash flow and cash on hand, although that may be insufficient.  Predecessors’ cash on hand at September 30, 2010 was $114.5 million.

The Cash Collateral Order provided for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on HGI’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in Note 1 of Notes to Consolidated Financial Statements, HGI made adequate protection payments of $29.7 million during the nine months ended September 30, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date HGI will make adequate protection payments to Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

Predecessors expect to fund their existing operations and capital needs during the Restructuring from operating cash flow and cash on hand, although that may be insufficient.  During the nine months ended September 30, 2010, Predecessors monitored their capital expenditures carefully, and delayed incurring capital expenditures where possible in order to conserve cash.  There can be no assurance that our, or Predecessors’, cash flow will be adequate to meet anticipated working capital requirements and capital expenditures for Predecessors’ existing operations.

Operating Activities

For the nine months ended September 30, 2010, operating activities provided $49.4 million in cash flows on $17.0 million in net income compared to $39.6 million in cash flows on $28.0 million in net loss for the nine months ended September 30, 2009.  The increase in cash flows resulted from a decline in operating costs in both of Predecessors’ operating segments as well as a decrease in cash required related to restructuring expenses and cash interest paid as a result of the Chapter 11 Cases.  Based on the filing of the Chapter 11 Cases, HGI does not make payments under the HGI Credit Facility.  Instead, HGI made adequate protection payments of $29.7 million during the nine months ended September 30, 2010, as noted below in the discussion of Financing Activities, pursuant to the Cash Collateral Order, which remained in effect until the Effective Date.

Investing Activities and Capital Expenditures

For the nine months ended September 30, 2010, Predecessors used net cash of $22.1 million for investing activities primarily related to the capital expenditures of $22.0 million.

Capital expenditures for the remainder of the year are anticipated to be approximately $5.7 million, consisting of maintenance capital expenditures.  However, to the extent that Predecessors’ results of operations do not provide sufficient cash, Predecessors may elect to delay some of the capital expenditures in order to preserve short-term liquidity.

Financing Activities

For the nine months ended September 30, 2010, Predecessors used net cash of $29.7 million for financing activities related to adequate protection payments required by the Cash Collateral Order.  There were no cash flows provided by or used in financing activities in the nine months ended September 30, 2010.

From the Petition Date to the Effective Date HGI was subject to the Cash Collateral Order that called for periodic sweeps of its cash in excess of $100 million to be paid to the Lenders.  Based on HGI’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited), HGI made adequate protection payments of $29.7 million during the nine months ended September 30, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date HGI will make adequate protection payments to the Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

At September 30, 2010, Predecessors’ liabilities subject to compromise included approximately $160.0 million of outstanding principal amount of Predecessors’ 8 1/8% Notes and $170.0 million of outstanding principal amount of Predecessors’ 7% Notes.  After giving effect to indebtedness under Predecessors’ Subordinated Notes and borrowings under Predecessors’ HGI Credit Facility, Predecessors’ total liabilities subject to compromise were approximately $1.2 billion at September 30, 2010.

There were no distributions to stockholders during nine months ended September 30, 2010.  HGI does not expect to make cash payments for stockholder distributions for the remainder of the 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We will be exposed to market risk, primarily related to interest rate exposure of our debt obligations that are expected to bear interest based on floating rates. The interest on the Senior Secured Loan Credit Facility to be entered into on the Substantial Consummation Date is expected to be based on a floating rate (Alternative Base Rate or LIBOR), plus a leverage grid-based variable amount. It is expected that interest on the Senior Secured Loans contemplated by the Plan will also be based on a floating rate (Alternative Base Rate or LIBOR) plus a stated amount.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the person performing functions similar to principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the person performing functions similar to principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the person performing functions similar to principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation. However, Predecessors were from time to time subject to litigation relating to routine matters incidental to its business.  We expect to be subject to similar litigation following the Substantial Consummation Date in connection with our business and operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A.  Risk Factors” in our Registration Statement, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

In reviewing the agreements included as exhibits to this quarterly report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•                  Should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•                  Have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•                  May apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•                  Were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this quarterly report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov and the Company’s website at http://www.herbstgaming.com.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
31.1	Certification of David D. Ross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of David D. Ross pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010

HERBST GAMING, LLC

	By:	/s/ DAVID ROSS
Name: David Ross
Title: Manager