Form 10-K
period 2010-12-31
Herbst Gaming, LLC
filed 2011-03-31
CIK 1499268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54085

HERBST GAMING, LLC

(Exact name of Registrant as specified in its charter)

Nevada	02-0815199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3440 West Russell Road,
Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

(702) 889-7695

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) of the Act: None

Securities Registered Pursuant To Section 12(g) of the Act:  Common Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

As of June 30, 2010, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was $0. There currently is no established public trading market for our membership interests.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

The number of the Registrant’s common units outstanding was 20,000,001 as of March 28, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects”, “projects,” “may,” “will” or “should” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash and (ii) the effects to our business as a result of our reorganization proceedings under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines in chain stores, bars, restaurants and convenience stores (“slot route operations”) and casino properties; or (v) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•                  the recently completed bankruptcy proceedings may adversely affect our business, including our relationships with customers and suppliers;

•                  the recession, and in particular the economic downturn in Nevada and California, may continue to adversely affect our business;

•                  our debt service requirements may adversely affect our operations and ability to compete;

•                  our ability to generate cash to service our substantial indebtedness depends on many factors that are beyond our control;

•                  the success of our slot route operations will be dependent on our ability to renew slot route operations contracts;

•                  we may experience a loss of revenue or market share due to intense competition;

•                  we face extensive regulation from gaming and other government authorities;

•                  changes to applicable gaming and tax laws could have a material adverse effect on our financial condition; and

•                  other factors that are described in “Risk Factors.”

Any forward-looking statement made by us in this document speaks only as of the date of this document.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.                             BUSINESS.

Overview

We are a diversified gaming company that focuses on two business lines: casino operations and slot route operations.  Unless otherwise noted or indicated by the context, the terms the “Company,” “Successor,” “we,” “us,” “our” and “Herbst Gaming” refer to Herbst Gaming, LLC and its subsidiaries.

As of December 31, 2010, our casino operations consisted of 15 casinos, 12 of which are located in Nevada.  Five of these casinos focus on local gaming patrons in Southern Nevada, and include the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s Las Vegas”) and four other small casinos in Southern Nevada that consist of Terrible’s Town Casino in Pahrump, Nevada (“Town Casino”), Terrible’s Lakeside Casino & RV Park in Pahrump, Nevada (“Lakeside”), Terrible’s Town Casino & Bowl in Henderson, Nevada (“Casino & Bowl”), and Terrible’s Searchlight Casino in Searchlight, Nevada (“Searchlight”).  We also operate the following four casinos in Northern Nevada, all of which were acquired by Predecessor (as defined below) in January 2007:

•                  Sands Regency Casino Hotel in downtown Reno, Nevada (“Sands”);

•                  Terrible’s Rail City Casino in Sparks, Nevada (“Rail City”);

•                  Terrible’s Gold Ranch Casino & RV Resort in Verdi, Nevada (“Gold Ranch”); and

•                  Terrible’s Dayton Depot Casino (“Dayton Casino” and together with Sands, Rail City and Gold Ranch, the “Sands Regent Casinos”) in Dayton, Nevada.

In addition, we operate the following three casinos in Primm, Nevada, all of which were acquired by Predecessor in April 2007:

•                  Primm Valley Resort and Casino (“Primm Valley”);

•                  Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”); and

•                  Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”, and together with Primm Valley and Buffalo Bill’s, the “Primm Casinos”).

As of December 31, 2010, the casinos in Nevada contained an aggregate of approximately 6,120 slot machines and 109 table games.

Our casino operations outside of Nevada consist of Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri (“St. Jo”), Terrible’s Mark Twain Casino in LaGrange, Missouri (“Mark Twain”) and Terrible’s Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”).  As of December 31, 2010, these three Casinos contained an aggregate of approximately 2,230 slot machines and 39 table games.

Our slot route operations involve the exclusive installation and operation of a limited number of slot machines in certain strategic, high-traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  We currently have approximately 6,000 slot machines in our slot route business and are one of the largest slot route operators in Nevada.

Herbst Gaming LLC was organized in Nevada on March 29, 2010.  We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. and its subsidiaries, (“HGI” or “Predecessor”), pursuant to their amended joint plan of reorganization under Chapter 11 of the Bankruptcy Code.

Our principal executive offices are located at 3440 West Russell Road, Las Vegas, Nevada 89118 and our telephone number is (702) 889-7695.

Emergence from Chapter 11 Reorganization

On March 22, 2009, Predecessor filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the Bankruptcy Code in order to preserve its assets and the value of its estates, (Nevada Bankruptcy Court case numbers 09-50746-GWZ through 09-50763-GWZ).  This filing was predicated upon:

•                  Predecessor’s significant leverage;

•                  sharply declining gaming and hotel revenues as a result of a severe nationwide recession, high unemployment and reduced consumer spending;

•                  significant declines in slot route revenues caused by the enactment of the Nevada Clean Indoor Air Act, which prohibited smoking in indoor places of employment, including but not limited to bars and taverns that serve food, grocery stores, malls and other retail establishments; and

•                  constrained credit markets, particularly with respect to the gaming industry.

From March 22, 2009 through February 5, 2010, Predecessor operated the business and managed the properties as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Prior to March 22, 2009, HGI and certain of the lenders (the “Consenting Lenders”) under its $860.0 million senior credit facility (the “HGI Credit Facility”) entered into a lockup agreement (as amended and restated on June 29, 2009, the “Lockup Agreement”), which set forth the material terms of Predecessor’s restructuring.  In exchange for Predecessor agreeing to meet certain timing milestones and to file a plan of reorganization and supporting disclosure statement satisfactory to Consenting Lenders holding at least two-thirds the amount of the HGI Credit Facility claims held by all of the Consenting Lenders, the Consenting Lenders agreed to vote in support of a plan of reorganization with the terms and conditions described therein during the bankruptcy balloting process.  On July 22, 2009, Predecessor filed with the Bankruptcy Court an amended joint plan of reorganization.  On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Order”), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact”) entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the “Bankruptcy Plan”).  The Bankruptcy Plan became effective on February 5, 2010, but was not fully implemented until December 31, 2010, after applicable regulatory approvals were obtained (the “Emergence Date”).

On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of senior secured loans (the “Senior Secured Loans”) and the issuance to Predecessor of all of our membership interests (the “Common Units”), (ii) the Senior Secured Loans and Common Units were distributed by Predecessor to the lenders (“Lenders”) under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes (the “8.125% Notes”) and $170.0 million of outstanding principal amount of 7% senior subordinated notes (the “7% Notes”) were terminated and (iv) 100% of the existing equity in Predecessor was cancelled (clauses (i) through (iv) referred to herein as the “Restructuring Transactions”).  From and after the transfer of Predecessor’s assets to us, all of Predecessor’s subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which have been dissolved) are wholly-owned by us.

Fresh Start Accounting

As required by accounting principles generally accepted in the United States (“GAAP”), we adopted fresh start accounting effective December 31, 2010 following the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“FASB ASC 852”).  The financial statements for the periods ended prior to December 31, 2010 do not include all of the effects of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.  See Note 2 to our consolidated financial statements for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

Management Changes and Operational Changes

As a condition to the Lockup Agreement, Predecessor appointed David D. Ross as the Chief Operating Officer/Gaming and a member of the Office of the Chief Executive Officer.  Beginning in the fourth quarter 2009, Predecessor began implementing cost savings measures designed to improve operating performance.  We have continued and expect to continue to concentrate on these cost savings measures, which include the continued focus on EBITDA (as defined in the Credit Agreement) stability in each of the regions we operate with the new executive team.

 On January 7, 2011, we appointed David D. Ross, 46, as Chief Executive Officer.  Prior to his appointment as our Chief Executive Officer, Mr. Ross served as the Chief Operating Officer/Gaming and as a member of the Office of the Chief Executive Officer for Predecessor.  Prior to joining Predecessor, Mr. Ross spent 25 years with Coast Casinos, a division of Boyd Gaming Corp., serving in a variety of management positions.  Most recently he served as Coast Casinos’ Chief Operating Officer from 2004-2008.

On January 7, 2011, we also appointed Donna Lehmann, 41, as Senior Vice President and Chief Financial Officer.  Prior to her appointment as our Chief Financial Officer, Ms. Lehmann served as treasurer for BH/RE, L.L.C., parent company of OpBiz, LLC (the licensed operator of Planet Hollywood Resort and Casino), and as Chief Financial Officer of OpBiz, LLC, each from 2004-2010.

On January 7, 2011, we appointed Ferenc Szony, 55, as President.  Mr. Szony previously served as President of Predecessor and his employment contract was assumed by us in connection with the Restructuring Transactions.  Prior to joining Predecessor, Mr. Szony served as President and Chief Executive Officer of the Sands Regency Casino Hotel from 1997 until its acquisition by Predecessor in January 2007.

On February 4, 2011, we appointed Marc H. Rubinstein, 49, as Senior Vice President, General Counsel and Secretary.  Prior to his appointment as Senior Vice President, General Counsel and Secretary, and since July 2008, Mr. Rubinstein served as Senior Vice President, Law and Administration, and Secretary for Tropicana Entertainment Inc.

Credit Facility

On December 31, 2010, we entered into a credit agreement with Wilmington Trust Company, as administrative agent, and the lender parties from time to time thereto (the “Credit Agreement”).  The Credit Agreement (i) provides for $350.0 million principal amount of Senior Secured Loans, (ii) is secured by substantially all of our assets and the assets of our existing or subsequently acquired direct or indirect subsidiaries, other than such assets that may not be pledged pursuant to applicable gaming laws, and (iii) is guaranteed by each such subsidiary.  The Senior Secured Loans will bear interest at the rate of, at our election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%.  Both LIBOR and the alternative base rate are subject to a fixed floor of 3% and 4%, respectively.  The principal amount of the Senior Secured Loans is payable on the maturity date, which shall be the earlier of December 31, 2015 or the acceleration of the Senior Secured Loans in accordance with the terms of the Credit Agreement.

Recent Developments

We believe the restructuring strengthened our liquidity and capital structure.  Long-term debt was reduced by approximately $808.8 million.  In accordance with accounting standards for companies that have emerged from bankruptcy, our balance sheet at December 31, 2010 reflects our assets and liabilities at fair value, and a new equity value was established.  All common stock and preferred stock of Herbst Gaming Inc. were cancelled and we issued 20,000,001 Common Units to Predecessor, who distributed the Common Units to the lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan.  With our improved liquidity and capital levels, we are working on our business plan and strategy.  In addition, we have built a new senior management team, including a new board of directors (the “Board” or “Board of Directors”), Chief Executive Officer, Chief Financial Officer and Senior Vice President, General Counsel and Secretary.  As a result of these developments, our business, financial condition, and strategy changed significantly, and the information contained in this annual report about us following our emergence from bankruptcy, including the financial statements and other information for the year ended December 31, 2010, which reflects fresh start accounting, are not necessarily comparable with information provided for prior periods.

Description of Business

Our business focuses on attracting and fostering repeat business from local gaming patrons in both our casino and slot route operations.  Local patrons are typically sophisticated gaming customers who seek high payouts and a pleasant atmosphere in locations convenient to their homes and businesses.

Casino Operations

Our casino operations consist of 12 casinos in Nevada, two casinos in Missouri and one casino in Iowa.  All of our casino properties focus on local customers, with an emphasis on slot machine play.  The following table summarizes our casino assets as of December 31, 2010:

			Number of
Property	Location	Built or Remodeled	Gaming Square Feet	Machines	Table Games	Hotel Rooms	RV Spaces	Additional Gaming Information

Southern Nevada:

Terrible’s Hotel & Casino	Las Vegas	2006	28,000	954	9	329	—	Race and sports book; bingo
Terrible’s Town Casino	Pahrump	1996	14,000	344	6	—	—	Race and sports book; bingo
Terrible’s Lakeside Casino & RV Park	Pahrump	1999	10,000	194	—	—	159	Race and sports book
Terrible’s Casino & Bowl	Henderson	1993	5,000	95	—	—	—	—
Terrible’s Searchlight Casino	Searchlight	2002	4,000	75	—	—	—	—
Total Southern Nevada			61,000	1,662	15	329	159

Northern Nevada:
Sands Regency Casino Hotel	Reno	1992	26,000	536	15	833	—	Sports book; bingo; poker
Terrible’s Rail City Casino	Sparks	2007	24,000	880	5	—	—	Sports book/keno
Terrible’s Gold Ranch Casino & RV Resort	Verdi	1993	8,000	225	—	—	105	Sports book; California lottery station
Terrible’s Dayton Depot Casino	Dayton	1993	14,000	238	—	—	—	Sports book
Total Northern Nevada			72,000	1,879	20	833	105

Primm Casinos :

Primm Valley Resort and Casino	Primm, NV	1990	38,000	906	28	625	—	Race and sports book; poker
Buffalo Bill’s Hotel and Casino	Primm, NV	1994	62,000	952	33	1243	—	Race and sports book; poker
Whiskey Pete’s Hotel and Casino	Primm, NV	1977	36,000	721	13	779	—	Sports book
Total Primm			136,000	2,579	74	2,647	—
Total Nevada			269,000	6,120	109	3,809	264

			Number of
Property	Location	Built or Remodeled	Gaming Square Feet	Machines	Table Games	Hotel Rooms	RV Spaces	Additional Gaming Information

Midwest:

Terrible’s St. Jo Frontier Casino	St. Joseph, MO	2005	13,000	552	11	—	—
Terrible’s Mark Twain Casino	LaGrange, MO	2001	13,000	656	14	—	—
Terrible’s Lakeside Casino Resort	Osceola, IA	2005	27,000	1,023	14	60	47
Total Midwest			53,000	2,231	39	60	47
Total Casino Operations			322,000	8,351	148	3,869	311

Southern Nevada Casinos

Terrible’s Hotel & Casino

Terrible’s Hotel & Casino in Las Vegas, Nevada has approximately 28,000 square feet of gaming space with approximately 954 slot machines, 9 table games, a race and sports book, a 196-seat bingo facility, a buffet and a 24-hour café.  There are currently 329 hotel rooms with standard amenities.  Terrible’s Las Vegas is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Las Vegas Strip.  Terrible’s Las Vegas favorable location has made it popular with Las Vegas Strip casino employees.  Although not a tourist destination due to the limited number of rooms, the property receives a certain amount of tourist traffic through the casino due to its location near the airport, the Las Vegas Strip and the Las Vegas Convention Center.

Terrible’s Town Casino

Terrible’s Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, has approximately 14,000 square feet of gaming space with approximately 344 slot machines, 6 table games, a race and sports book, a 120-seat bingo facility and a restaurant with a buffet.

Terrible’s Lakeside Casino & RV Park

Terrible’s Lakeside Casino & RV Park is located in Pahrump, Nevada and has approximately 10,000 square feet of gaming space with 194 slot machines, a race and sports book, 159 RV spaces and a restaurant with buffet.

Terrible’s Town Casino & Bowl

Terrible’s Town Casino & Bowl is located in Henderson, Nevada, a suburb southeast of Las Vegas.  The property has approximately 5,000 square feet of gaming space with approximately 95 slot machines, a 16-lane bowling alley and a 24-hour café.

Terrible’s Searchlight Casino

Terrible’s Searchlight Casino is located in Searchlight, Nevada which is approximately 50 miles from Las Vegas, and has approximately 4,000 square feet of gaming space with approximately 75 slot machines, a full-service truck stop and a 24-hour café.

Northern Nevada/Sands Regent Casinos

Sands Regency Casino Hotel

Sands Regency Casino Hotel in Downtown Reno, Nevada has approximately 26,000 square feet of gaming space, including approximately 536 slot machines and 15 table games, bingo, live poker and a sports book operated by an independent third party.  Additionally, the Sands has 833 hotel rooms and a spa.  Dining options at the Sands include Cabana Café, a coffee house/deli-style restaurant, a buffet and Copa Bar and Grill.  The property also has a Mel’s, the original, diner style restaurant, and an Arby’s restaurant, both of which are operated by third parties.  The facility also includes an entertainment cabaret, three cocktail lounges, a comedy club operated by a third party and approximately 12,000 square feet of convention and meeting space.  Third parties lease space from the Sands and operate a wedding chapel, a bicycle and ski rental shop, and a beauty shop.

Terrible’s Rail City Casino

Terrible’s Rail City Casino in Sparks, Nevada has approximately 24,000 square feet of gaming space housing approximately 880 slots, 5 table games, including keno, a sports book operated by an independent party, a 24-hour family-style restaurant and an ale house and brew pub.  Rail City’s customer base comes primarily from Northern Nevada and a majority of its customers reside in close proximity to the casino.

Terrible’s Gold Ranch Casino & RV Resort

Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada offers approximately 225 slot machines in an 8,000 square foot casino, a sports book operated by a third party, a family-style restaurant, a Jack-in-the-Box restaurant leased to and operated by a third-party, a bar, a 105-space RV park, a California lottery station, a gas station and a convenience store.  Gold Ranch attracts a majority of its customer base from traffic off Interstate 80, the major Nevada/California thoroughfare.

Terrible’s Dayton Depot Casino

Terrible’s Dayton Depot Casino is located in Dayton, Nevada.  The Dayton Casino has approximately 14,000 square feet of casino space, a family-style restaurant, 238 slot machines and a sports book operated by a third party.

Primm Casinos

We own the business and lease the real property on which Primm Valley Resort and Casino, Buffalo Bill’s Hotel and Casino and Whiskey Pete’s Hotel and Casino are located in Primm, Nevada.  The Primm Casinos collectively own and manage three gas station/convenience stores, a Starbucks Coffee outlet and one California Lottery lotto store.  The Primm Casinos also lease and manages two 18-hole Tom Fazio golf courses with a full-service restaurant and club house.

Primm Valley Resort and Casino

Primm Valley offers approximately 906 slot machines, 28 table games and  a race and sports book operated by a third party.  Additionally Primm Valley has a 625 room hotel and 21,000 square feet of convention space.  Primm Valley has a full service coffee shop operated by a third party, a buffet and the GP Steakhouse.  The resort has a swimming pool, and a full service spa.  Primm Valley is connected to the “Fashion Outlets of Las Vegas,” a retail complex owned by a third party that houses over 100 designer outlet stores, including a Neiman Marcus “Last Call,” a Williams Sonoma Outlet store, and Coach, Tommy Bahama, Banana Republic and Versace factory outlet stores.

Buffalo Bill’s Hotel and Casino

Buffalo Bill’s offers approximately 952 slot machines, 33 table games and a race and sports book operated by a third party. In addition to a 1,243 room hotel, Buffalo Bill’s has a Denny’s operated by a third party,  a buffet and a “Tony Roma’s” restaurant. The western themed property also has extensive entertainment amenities including the 6,800 seat “Star of the Desert” arena that hosts headline entertainers throughout the year.  Buffalo Bill’s has a  roller coaster as well as water park log rides, a movie theater and a midway-style arcade.

Whiskey Pete’s Hotel and Casino

Whiskey Pete’s offers approximately 721 slot machines and 13 table games, a sports book and two full service bars.  Additionally Whiskey Pete’s has a 779 room hotel , a full service coffee shop operated by a third party, a weekend buffet, a McDonald’s restaurant, an 8,000 square feet special events and concert venue with 700 seats and a swimming pool.

Midwest Casinos

Missouri

Terrible’s St. Jo Frontier Casino

St. Jo, a riverboat casino located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, offers approximately 552 slot machines and 11 table games.  St. Jo offers a bar, a coffee shop style restaurant, a buffet and over 2,400 total square feet of modular conference and meeting space.  The casino and its amenities have a locally popular western theme that plays off St. Joseph’s heritage as the founding location and headquarters of the Pony Express.  St. Jo owns 40 acres of land, 32 acres of which are undeveloped.

Terrible’s Mark Twain Casino

Mark Twain, a riverboat casino located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, offers approximately 656 slot machines and 14 table games.  Mark Twain offers a coffee shop style restaurant/bar and an additional bar in the casino.  The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

Iowa

Terrible’s Lakeside Casino Resort

Lakeside Iowa, a riverboat casino located on West Lake in Osceola, Iowa 40 miles west of Des Moines, offers approximately 1,023 slot machines and 14 table games.  Lakeside Iowa offers a 60-room, all-suite hotel, 10,000 square feet of modular conference and meeting facilities that may also be used for concerts, a fitness center, an outdoor pool and a gift shop.  In addition, Lakeside Iowa offers a coffee shop style restaurant/buffet and lounge located in the main lobby, two bars located in the casino, a convenience store and gas station that are located adjacent to the casino and 47 RV spaces with utility hookups.  Lakeside Iowa owns 121 acres of land, 88 acres of which are undeveloped.

Slot Route Operations

Our slot route operations involve the exclusive installation and operation of slot machines in chain store and street account locations.  At December 31, 2010, we operated approximately 6,000 slot machines throughout Nevada.  We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, each with more than five locations.  Our chain store contracts are primarily with large, national retailers such as Albertsons, Vons, Safeway, CVS and Smith’s, as well as Terrible Herbst gas stations and convenience stores.  Street accounts include local bars, restaurants and non-chain convenience stores.  Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, convenience stores, grocery stores and drug stores.  Most locations are limited to offering no more than 15 slot machines.

We generally enter into two types of slot route contracts: space lease arrangements and revenue-sharing arrangements.  Under space lease arrangements, which we principally enter into with chain stores, we pay a fixed monthly fee for each location in which we place slot machines and we keep the revenues generated by the slot machines.  Under revenue-sharing arrangements, which we typically enter into with street accounts, we pay the location owner a percentage of the revenues generated by our slot machines located at that particular street account.  In order to enter into a revenue-sharing arrangement, the location owner must hold a gaming license.  Both space lease and revenue-sharing arrangements typically involve long-term contracts that provide us with the exclusive right to install our slot machines at particular locations.  In the case of chain stores, our contracts also give us the exclusive right to install slot machines at stores opened in the future.

Sales and Marketing

Nevada Market

Since we believe that a vast majority of our patrons at our casinos in Southern Nevada are locals, our marketing efforts are primarily focused on the local populations of Clark County and Nye County, Nevada.  Our marketing efforts seek to capitalize on repeat visitation from loyalty programs.  We have a state-of-the-art player’s club loyalty program, “the one card,” that combines the loyalty programs at all of our Nevada casinos.  Under the one card program, club customers are rewarded with points for playing at all of our casino locations in Nevada; club reward points may be redeemed for cash as well as free or discounted rooms, food or other goods or services provided at any such location. These marketing efforts seek to capitalize on the strong recognition and high level of quality and value associated with our properties.  We believe that the majority of our properties operate under strongly recognized local trade names, although the Terrible Herbst brand is currently used in our slot route and casino operations.  We have licensed the Terrible Herbst trade name from Terrible Herbst, Inc., a related party of Predecessor, through August 2011.  Subject to mutual consent as to the amount of the license fee and continued use, we may extend the term of the license agreement for five successive five-year periods.  However, there can be no assurance as to whether or when we will be able to renew the license agreement.

The customer base of the Sands Regent Casinos ranges from locals living in Northern Nevada, in the case of Rail City, to customers from Western Canada, the Pacific Northwest and Northern California, in the case of the Sands.  The marketing efforts for the Sands Regent Casinos are primarily focused on attracting locals and value-minded out-of-market visitors through aggressive promotions and customer loyalty programs.  A substantial portion of the Sands’ business, particularly its hotel customer base, is arranged through travel groups, both air and motor coach wholesalers, which offer economy rates, and are primarily from Western Canada, the Pacific Northwest and Northern California.

Gold Ranch’s guests include both tourists and local residents.  Gold Ranch attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs.  Tourist programs emphasize the RV Park, casino and restaurant cross-promotions.  Gold Ranch attempts to attract as much traffic as possible off Interstate 80, the major Nevada/California thoroughfare.

The customer base of the Primm Casinos consists of value oriented tourists from Southern California primarily from San Bernardino, Victorville and Barstow. The marketing efforts of the Primm Casinos prior to our acquisition were primarily focused on attracting value-minded out-of-market visitors through aggressive promotions and special events.  While continuing this focus, we have been expanding the marketing of these casinos into the Southern Nevada locals market.  Our promotional efforts leverage the amenities that the Primm Casinos offer including the golf course, adjacent outlet mall and entertainment events to attract visitors from the Las Vegas locals market and tourists from Southern California.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo has a highly recognizable brand name within its respective community.  In addition, each of Lakeside Iowa, Mark Twain and St. Jo operates a slot player’s club loyalty program that rewards customers with points for every wager.  Points are redeemable for free play or cash (in the Missouri casinos) as well as food, valet or retail items.  Each of the three casinos also hosts blackjack and slot tournaments as well as other special events on the casino premises that seek to recognize and cultivate repeat visits by local casino patrons.

Business Strategy

Our business strategy for casino operations focus on the value oriented, high repeat patron from both local and drive-in tourist gaming markets.  With respect to local gaming markets, these consumers represent high potential repeat business, and generating customer satisfaction and loyalty is a critical component of our strategy.  Our business strategy for the slot route business primarily focuses on attracting and fostering repeat business from local gaming patrons.  Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.

Casino Operations

Our casino operations strategy is to offer high quality gaming, hotel and dining experiences at affordable prices.  Our primary target market consists of value oriented, local, middle-market gaming patrons who gamble frequently.  We believe that we attract our targeted customers and that they return to our casinos because of our high value orientation, as well as convenient locations, great food, ample parking and high slot machine payout rates.  Because locals demand variety and quality in their slot and video poker machine play, our locals casino properties offer the latest in slot and video poker technology.  Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty.  Primarily all of our business is generated from drive-in tourists.  As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere.  We recognize that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee.

Slot Route Operations

We believe that slot route patrons choose to play slot machines near their homes.  We attract and retain these players by installing state-of-the-art slot machines with popular games, offering a high level of customer service and providing an attractive, comfortable atmosphere at our slot route locations.  We actively manage our slot route locations in much the same manner as we do our casinos.  For example, we extend patrons’ slot play by offering free snacks and beverages at some of our slot route locations.  We place our gaming machines in locations where they will receive maximum customer traffic, generally near a store’s entrance.  In addition, we utilize a game tracking system and other technology to monitor the play of our patrons.  Upon reviewing and analyzing our customer play, we adjust the types of games available.

We also maximize profitability through cost-saving technologies.  For example, our multi-denominational, multi-game machines, which allow patrons to tailor their gaming experience to their personal game preferences, may be upgraded by exchanging a computer chip instead of replacing the entire machine.  Other technologies also allow patron jackpot payments on site and help to reduce the need for slot route technicians to drive to locations to fill slot machines with coins or to pay jackpots.

Intellectual Property

The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one patent or combination of our patents or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. We file applications for and obtain patents, copyrights and trademarks in the United States.  We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.

E-T-T, Inc. (“E-T-T”), a subsidiary of Predecessor which converted to E-T-T, LLC as part of the Restructuring Transactions, is the owner of technology and pending patents for a casino player payment system. These inventions are referred to as the “Secure Safe System” and “Safe Patents.” This technology became the subject of two lawsuits, both of which have been settled and E-T-T has retained ownership of its technology and pending patents.

On December 31, 2010, in connection with the Restructuring Transactions, we acquired all of the trademark rights owned by Predecessor. This included trademarks licensed to Predecessor pursuant to a Trademark License Agreement (the “Trademark License”) between Predecessor and Terrible Herbst, Inc., dated August 24, 2001, for the trademarks “Terrible Herbst”; “Terrible’s”; and the “bad guy logo.” This license is for exclusive use of the marks in the states of Nevada, Missouri and Iowa in the gaming and casino industry. The Trademark License has an initial term ending on August 24, 2011, and we have the right to extend the term for additional five year periods, subject to compliance with the license, and an agreement on license fees. Additionally, we were assigned trademark rights owned by Predecessor for the following trademarks and the respective design logos: “Buffalo Bill’s Resort & Casino”; “Desperado”; “Pioneer Pete’s”; “Primm Center”; “Primm Rewards Players Club”; “Primm Valley Casino Resorts”; “Primm Valley Lotto Store”; “Primm Valley Resort”; “Primm Valley Resort & Casino”; “Star of the Desert Area”; “Whiskey Pete’s”; “Whiskey Pete’s Hotel Casino”; “Rail City”; and “Rail City Ale House.”

We consider all of these marks, and the associated name recognition, to be valuable to our business, and we are not aware of any third party claims against the use or registration of our trademarks at this time.

Competition

Nevada Market

With respect to our casino operations in Las Vegas, Terrible’s Las Vegas competes for local gaming customers with other locals-oriented casino-hotels in Las Vegas.  We do not believe that we are in direct competition with many of the resort-casino properties on the Las Vegas Strip, which focus primarily on attracting tourist players.  Instead, we believe that our principal competitors in our casino operations are other local casinos located near our properties.  We compete with other local casinos on the basis of the desirability of location, payout rates, personalized approach, casino promotions, comfort and value of restaurants and hotel rooms and the variety and value of entertainment.  The construction of new casinos or the expansion of existing casinos near our casinos could have a negative impact on our casino operations.

Our casino operations in Pahrump, Henderson, and Searchlight, Nevada face competition from other casinos located in the vicinity of these properties.

Competition among casinos in the markets in which the Sands Regent Casinos are located, particularly the Reno/Sparks market, is intense. The expansion and maturation of Native American gaming in Northern California, the Pacific Northwest, and British Columbia has had an adverse impact on total gaming revenues of the greater Reno area.  Native American casinos in Northern California offer most of the amenities that casinos in Reno offer, including big name entertainment and hotel rooms. In addition, Thunder Valley, on the Interstate-80 corridor in California, has grown to be one of the country’s busiest and most profitable casinos and recently expanded its hotel and casino. More Native American casinos and expansions to other existing casinos are planned in Northern California and many are partnering with existing gaming companies that have financial resources to promote their facilities.  In addition, many of our direct competitors in the Reno market have greater financial and other resources than we do.

The Primm Casinos face competition from Native American gaming in Southern California, other casinos outside of Las Vegas, such as casinos located in Jean, Laughlin and Mesquite, Nevada, as well as value oriented casinos located in the Las Vegas market.

With respect to our slot route operations, this business is subject to substantial direct competition for our revenue-sharing and fixed space lease locations from two significant large operators and several smaller operators, located principally in Las Vegas, Nevada.  The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the slot route operator.  Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo competes for local gaming customers with other casinos in their respective markets.

Lakeside Iowa is located along Interstate 35, approximately 40 miles southwest of Des Moines, Iowa.  The primary competitors of Lakeside Iowa are the Prairie Meadows Casino, the Riverside Casino and Golf Resort and the Meskwaki Bingo Casino Hotel.  The Prairie Meadows Casino is located approximately 60 miles from Lakeside Iowa east of Des Moines.  Riverside Casino and Golf Resort is located in Riverside, Iowa, approximately 175 miles from Osceola.  The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside Iowa.

Mark Twain is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois and approximately 25 miles from Hannibal, Missouri. The closest casino to Mark Twain is the Catfish Bend Casino, located in Burlington, Iowa, which is approximately 75 miles from LaGrange.

St. Jo is approximately 50 miles north of Kansas City, Missouri. St. Jo primarily targets residents of St. Joseph, Missouri and is the only casino in St. Joseph.  However, St. Jo competes indirectly with four riverboats in Kansas City, Missouri and to a lesser extent with several Native American casinos, the closest of which is approximately 45 miles from St. Joseph.

Certain states have recently legalized, and other states are considering legalizing, casino gaming in certain areas.  In addition, states such as Illinois and Kansas have awarded additional gaming licenses or are expanding permitted gaming.  In addition, Iowa is considering awarding additional gaming licenses in the State.  The award of one or more additional licenses in Iowa or in other locations close to Lakeside Iowa, Mark Twain or St. Jo would be expected to adversely affect our results of operations and financial condition.

Seasonality

We do not believe that our business as a whole is seasonal to any significant degree.  However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months.

Environmental Laws

Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our operations.

Governmental Regulation

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations.  Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located.  These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations.  Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising.  Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.  Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Nevada

The ownership and operation of casino gaming facilities and slot routes in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act, and various local regulations.

Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Clark County Liquor and Gaming Licensing Board, and the Cities of Las Vegas, Reno, Henderson and other local regulatory authorities (collectively, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

•                  the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•                  the establishment and maintenance of responsible accounting practices and procedures;

•                  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•                  the prevention of cheating and fraudulent practices; and

•                  providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have an adverse effect on our gaming operations.

Limited liability companies and other entities that operate casinos or slot routes in Nevada are required to be licensed by the Nevada Gaming Authorities.  A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable.  Herbst Gaming is registered by the Nevada Gaming Commission as a publicly traded corporation (a “registered corporation”).  As a registered corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require.  Herbst Gaming has been found suitable by the Nevada Gaming Commission to own the membership interests of various licensed limited liability companies that own and operate casinos or slot machine operating routes licensed by the Nevada Gaming Commission (all of which are collectively referred to as the “Gaming Subsidiaries”).  No person may become a member of, or receive any percentage of the profits from any of the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities.  Herbst Gaming and all of its Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in the various gaming businesses that each respectively operates in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Herbst Gaming or any of the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, managers and certain key employees of Herbst Gaming or any of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities.  The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable.  A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation.  Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove any change in corporate position.

If the Nevada Gaming Authorities were to find an officer, director, manager or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person.  In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications.  Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

Herbst Gaming and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Herbst Gaming and its Gaming Subsidiaries must be reported, to and/or approved by, the Nevada Gaming Commission.

If it were determined that Herbst Gaming or any of its Gaming Subsidiaries violated the Nevada gaming laws, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, Herbst Gaming, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada laws at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our operations.

Any beneficial holder of Herbst Gaming’s voting or non-voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of Herbst Gaming’s voting or non-voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada.  If such beneficial holder who must be found suitable is a corporation, limited liability company, partnership or trust, it must submit detailed business and financial information including a list of its beneficial owners.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in connection with conducting such investigation.

The Nevada Act requires any person who acquires more than 5% of a registered corporation’s voting securities to report the acquisition to the Nevada Gaming Commission.  The Nevada Act requires beneficial owners of more than 10% of a registered corporation’s voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing.  However, an “institutional investor,” as defined in the Nevada Act, that beneficially owns more than 10%, but not more than 11%, of a registered corporation’s voting securities as a result of a stock repurchase by the registered corporation may not be required to file such an application.  Further, an institutional investor that acquires more than 10%, but not more than 25%, of a registered corporation’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only.  An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of a registered corporation’s voting securities and maintain its waiver if the additional ownership results from a stock repurchase by the registered corporation.  An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered corporation’s voting securities for investment purposes only.  Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•                  the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•                  the establishment and maintenance of responsible accounting practices and procedures;

•                  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•                  the prevention of cheating and fraudulent practices;

•                  providing a source of state and local revenues through taxation and licensing fees;

•                  voting on all matters voted on by stockholders;

•                  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•                  other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, may be found unsuitable.  The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.  Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense.  Herbst Gaming and the Gaming Subsidiaries may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be a stockholder or to have any other relationship with Herbst Gaming or the Gaming Subsidiaries, Herbst Gaming:

•                  pays that person any dividend or interest upon voting securities;

•                  allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•                  pays remuneration in any form to that person for services rendered or otherwise; or

•                  fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

Additionally, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any entity controlling a gaming license.

Herbst Gaming may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of its debt securities.  The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar security of a registered corporation to file applications, be investigated and be found suitable to own the debt or other security of a registered corporation.  If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

•                  pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•                  recognizes any voting right by the unsuitable person in connection with debt securities;

•                  pays the unsuitable person remuneration in any form; or

•                  makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Herbst Gaming is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time.  If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial holder to the Nevada Gaming Authorities.  A failure to make such disclosure may be grounds for finding the record holder unsuitable.  We are also required to render maximum assistance in determining the identity of the beneficial owner.  The Nevada Gaming Commission has the power to require our securities to bear a legend indicating that the securities are subject to the Nevada Act.

Herbst Gaming may not make a public offering of securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or similar transactions.

Furthermore, any such approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada State Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered.  Any representation to the contrary is unlawful.

Changes in the control of Herbst Gaming through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged shares), may not occur without the prior approval of the Nevada Gaming Commission.  Entities seeking to acquire control or ownership of a registered corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such registered corporation.  The Nevada Gaming Commission may also require the stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees and registered corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming.  The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs.  Approvals are, in certain circumstances, required from the Nevada Commission before the registered corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated.  The Nevada Act also requires prior approval of a plan of recapitalization proposed by the registered corporation’s board of directors in response to a tender offer made directly to the registered corporation’s stockholders for the purposes of acquiring control of the registered corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•                  a percentage of the gross revenues received;

•                  the number of gaming devices operated; or

•                  the number of table games operated.

Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons, or Licensees, and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of the Licensees’ participation in foreign gaming.  The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission.  Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada gaming laws.  Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

Missouri

On November 3, 1992, a statewide referendum authorized gaming in the State of Missouri on the Missouri and the Mississippi Rivers.  On April 29, 1993, Missouri enacted revised legislation (as amended, the “Missouri Gaming Law”) which amended the existing legislation.  In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution.  In a statewide election held on November 8, 1994, Missouri voters approved the adoption of an amendment to the Missouri Constitution which permits the legislature to allow games of chance to be conducted on excursion boats and floating facilities on the Mississippi River and the Missouri River.  As a result of the amendment, games of chance are also permitted, subject to Missouri Gaming Law.  Pursuant to the Missouri Gaming Law, there are twelve operating riverboat gaming facility sites in Missouri: one in Caruthersville; one in Boonville; four in the St. Louis area; four in the Kansas City area; one in LaGrange; and one in St. Joseph. On November 8, 2008, voters in Missouri limited the number of licenses to thirteen.  The thirteenth license has not been issued; however, Cape Girardeau and its gaming partner have been given priority status for investigation and licensure by the Missouri Gaming Commission.

Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future.  On November 25, 1997, the Missouri Supreme Court overturned a state lower court and held that a portion of the Missouri Gaming Law that authorized excursion gaming facilities in “artificial basins” up to 1,000 feet from the Mississippi or Missouri rivers was unconstitutional.  This ruling created uncertainty as to the legal status of several excursion gaming riverboat facilities in the state.  On November 3, 1998, a statewide referendum was held, whereby the voters amended the constitution to allow “artificial basins” for existing facilities, effectively overturning the above Missouri Supreme Court decision.  There can be no assurances that any future challenges, if brought, would not further interfere with gaming operations in Missouri, including the operations of St. Jo and Mark Twain.

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation.  Herbst Gaming, HGI—St. Jo, LLC, the subsidiary of Herbst Gaming that owns St. Jo and the current licensee and HGI—Mark Twain, LLC, the subsidiary of Herbst Gaming that owns Mark Twain and the current licensee, any subsidiaries, and some of their officers and employees are and will be subject to specific regulations, including ongoing licensing requirements.  As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission.  Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application, usually within seven days of a material change in the information on file with the Missouri Gaming Commission.  Each of St. Jo and Mark Twain has frequently updated its application materials since it was initially licensed.  In addition to the information required of the applicant, directors, officers, affiliated business entities and other defined “key persons” (which include individuals and companies designated by the Missouri Gaming Commission) must submit Personal Disclosure Forms, which include detailed financial information, and are subject to thorough investigations.  In addition, some officers and directors of Herbst Gaming, as well as Herbst Gaming itself, have submitted Personal Disclosure Forms and applications to the Missouri Gaming Commission.  All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission.  Suppliers are also subject to licensing requirements of the Missouri Gaming Commission.  An institutional investor holding an interest of 20% or less in Herbst Gaming for only passive investment purposes, may be exempted from these licensure requirements by the Missouri Gaming Commission.

Effective May 30, 2008, certain amendments were made to Missouri’s gaming regulations that provide for the division of Missouri gaming licenses into Class A and Class B Licenses. Herbst Gaming now holds a Class A License which allows Herbst Gaming to operate the HGI-St. Jo and HGI-Mark Twain business entities. HGI-St. Jo and HGI-Mark Twain now hold Class B Licenses allowing them to operate the respective riverboat gaming operations in Missouri. Based on these amended regulations, HGI-St. Jo as operator of Terrible’s Frontier Casino facility and HGI-Mark Twain as operator of the Mark Twain Casino facility became Class B license holders.  Herbst Gaming, as the holding and parent company of HGI-St. Jo and HGI-Mark Twain, holds a Class A license.

Both the holding company Class A license and the operating Class B licenses remain issued through application to the Missouri Gaming Commission, which continues to require, among other things:

•                  suitability investigations into an applicant’s character, financial responsibility, experience and qualifications;

•                  suitability investigations into each designated key person or affiliated business entity’s character, financial responsibility, experience and qualifications;

•                  disclosure of required financial (see above) and other personal information on each key person or designated affiliated business entity;

•                  disclosure of detailed information about the applicant’s history, business, affiliations, officers, directors and owners;

•                  an affirmative action plan for the hiring and training of minorities and women; and

•                  an economic development or impact report.

License fees cover all related costs of the Missouri Gaming Commission investigation and are a minimum of $50,000 for the initial application and $25,000 annually thereafter.  Each of Herbst Gaming, HGI—St. Jo and HGI—Mark Twain has undergone a full licensing investigation and hearing in connection with its licensing.

The Missouri Gaming Law and implementing regulations impose restrictions on the use of and do not permit the transfer of the gaming licenses as well as limitations on transactions engaged in by licensees.  The licenses issued by the Missouri Gaming Commission may not be transferred nor pledged as collateral.  The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Gaming Commission:

•                  any transfer or issuance of an ownership interest in a gaming licensee that is not a publicly held company;

•                  any transfer or issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest of Herbst Gaming which is publicly traded and is a holding company;

•                  any private incurrence of debt by the licensee or any holding company of $1,000,000 or more;

•                  any public issuance of debt by a licensee or its holding company; and

•                  defined “significant related party transactions.”

In addition, the licensee must notify the Missouri Gaming Commission of other transactions that include the transfer of five percent or more of an ownership interest in the licensee or holding company if publicly held and any transaction of at least $1,000,000.

The restrictions on transfer of ownership apply to Herbst Gaming as well as the direct licensees, HGI—St. Jo and HGI—Mark Twain.  Gaming equipment may not be pledged.  Corporate stock of some licensees may not be pledged except in narrow circumstances and subject to regulatory conditions.

Missouri statutes and administrative rules contain detailed requirements and conditions concerning the operation of a licensed excursion gaming boat facility, including but not limited to the following:

•                  a charge of two dollars per gaming customer per excursion that licensees must either collect from each customer or pay itself to the Missouri Gaming Commission;

•                  minimum payouts;

•                  the payment of a 21% tax on adjusted gross receipts;

•                  prohibitions against providing credit to gaming customers;

•                  the use of credit cards and cashing of checks by customers;

•                  providing security on the excursion gambling boat, including a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff, including Missouri Highway Patrol Officers, necessary to protect the public on the licensee’s riverboat;

•                  the receipt of liquor licenses from the Missouri Gaming Commission and local jurisdictions; and

•                  the adoption of minimum control standards for the conduct of gaming and the operation of the facility approved by the Missouri Gaming Commission.

The Missouri Gaming Commission has the power, as well as broad discretion in exercising this power, to revoke or suspend gaming or occupational licenses and impose other penalties for violations of the Missouri Gaming Law and the rules and regulations promulgated thereunder, including without limitation, forfeiture of all gaming equipment used for improper gaming and fines of up to three times a licensee’s highest daily gross receipts during the preceding twelve months.

Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose space limitations through the adoption of rules and regulations.

Previously, the Missouri Gaming Law imposed as to each customer a $500 loss limit per two-hour period established by each licensee with the approval of the Missouri Gaming Commission.  However, by vote of Missouri registered voters on November 8, 2008, the Missouri Gaming Law was amended to provide that the Missouri Gaming Commission shall not establish any regulations or policies that limit the amount of wagers, losses or buy-in amounts.

In addition, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where “dockside” or permanently-docked gaming is appropriate and may be permitted.  The Missouri Gaming Commission has authorized all twelve licensed sites to operate all or a portion of their facilities on a continuously docked basis.

On February 23, 2000, the Missouri Gaming Commission granted Mark Twain Casino, L.L.C., from which Herbst Gaming purchased the Mark Twain, the authority to permanently dock the excursion gambling riverboat facility known as the “Mark Twain Casino.” On February 15, 1996, the Missouri Gaming Commission granted St. Joseph Riverboat Partners, from which Herbst Gaming purchased St. Jo, the authority to permanently dock the excursion gambling riverboat facility known as the “Biloxi Bell, II.”

Iowa

In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa.  Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved gaming.  The electorate of Clarke County, Iowa, approved gaming on February 28, 1995 by referendum.  Gaming conducted by the Lakeside Casino Resort was approved by referendum on November 18, 1997.  In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition.  Such referenda took place on November 5, 2002 and November 2, 2010 with the majority of the electorate voting each time in favor of continued gaming in Clarke County.  The next referendum is scheduled for 2018.  If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

In addition, Iowa law authorizes the granting of licenses to non-profit corporations that, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations.  Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).

In July 1997, Clarke County Development Corporation, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Osceola, Iowa, entered into an operator’s contract, since amended, for Lakeside Iowa for a term of up to 50 years.  Under the operator’s contract, as amended, Clarke County Development Corporation is to be paid a monthly fee equal to 1.5% of the adjusted gross gaming revenue of Lakeside Iowa.  Further, pursuant to a dock site agreement executed in August 1997 (which also has a term of up to 50 years), Lakeside Iowa is required to pay a monthly fee to the City of Osceola and the Water Works Board of Trustees equal to 1.25% of the adjusted gross gaming revenue of Lakeside Iowa and an annual fee, to be paid in equal monthly installments, equal to approximately $160,000, with such amount to increase each year by 1% until termination of the lease.  In September 2004, we entered into an agreement whereby upon the later of our obtaining approval from the Iowa Gaming Commission or our closing the transactions contemplated with Southern Iowa Gaming Company, Southern Iowa will immediately pay $3.2 million to the City of Osceola.  Beginning eight years from the date of such payment and continuing for so long as the operator’s contract, as amended, remains in effect, we will pay the City of Osceola an additional 1% of annual adjusted gross receipts from Lakeside Iowa.  We may, however, offset up to 50% of this 1% annual payment with any expenditures we have made for capital improvements (excluding gaming devices and improvements to the gaming facility, casino floor, development of a truck stop and general repairs and maintenance).

Iowa law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis.  Dockside casino gaming is authorized by the Iowa Gaming Commission and the Iowa Legislature, subject to certain limitations not applicable to Lakeside Iowa, eliminated the requirement that gaming licensees cruise, effective May 6, 2004.  The legal age for gaming is 21.

Lakeside Iowa’s excursion gambling boat license was approved for renewal at a March 3, 2011 meeting of the Iowa Gaming Commission.  This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period.  In connection with its most recent renewal of the license, the Iowa Gaming Commission is requiring the Company to (i) appear at the June 2011 Iowa Gaming Commission meeting to present a detailed development plan for a hotel expansion project, which we expect will cost approximately $10.0 million, and (ii) commence construction of the hotel expansion project by October 2011.

The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances (collectively, the “Iowa Gaming Laws”), concerning the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations.  Iowa Gaming Laws seek to:  (1) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal fiscal affairs, the safeguarding of assets and revenues, the provision of reliable record keeping and the filing of periodic reports with the Iowa Gaming Commission); (4) prevent cheating and fraudulent practices; and (5) provide a source of state and local revenues through taxation and licensing fees.  Changes in Iowa Gaming Laws could have a material adverse effect on the Iowa gaming operations.

Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals.  Licenses are not transferable.  The Iowa gaming operations must submit detailed financial and operating reports to the Iowa Gaming Commission.  Certain contracts of licensees in excess of $100,000, that exceed three years in term or that involve related parties must be submitted to and approved by the Iowa Gaming Commission.

Officers, directors, managers and employees of the Iowa gaming operations are required to be licensed by the Iowa Gaming Commission.  Employees associated with gaming must obtain a license and these licenses are subject to immediate suspension under specific circumstances.  In addition, anyone having a material relationship or involvement with the Iowa gaming operations may be required to be found suitable or to be licensed, in which case those persons would be required to pay the costs and fees of the Iowa Gaming Commission in connection with the investigation.  The Iowa Gaming Commission may deny an application for a license for any cause deemed reasonable.  In addition to its authority to deny an application for license, the Iowa Gaming Commission has jurisdiction to disapprove a change in position by officers or key employees and the power to require the Iowa gaming operations to suspend or dismiss officers, directors or other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Gaming Commission finds unsuitable to act in such capacities.

The Iowa Gaming Commission may revoke a gaming license if the licensee:

•                  has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction;

•                  has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise;

•                  is not the true owner of the enterprise;

•                  has failed to disclose ownership of other persons in the enterprise;

•                  is a corporation 10% of the stock of which is subject to a contract or option to purchase at any time during the period for which the license was issued, unless the contract or option was disclosed to the Iowa Gaming Commission and the Iowa Gaming Commission approved the sale or transfer during the period of the license;

•                  knowingly makes a false statement of a material fact to the Iowa Gaming Commission;

•                  fails to meet a monetary obligation in connection with an excursion gaming boat;

•                  pleads guilty to, or is convicted of, a felony;

•                  loans to any person, money or other thing of value for the purpose of permitting that person to wager on any game of chance;

•                  is delinquent in the payment of property taxes or other taxes or fees or a payment of any other contractual obligation or debt due or owed to a city or county; or

•                  assigns, grants or turns over to another person the operation of a licensed excursion boat (this provision does not prohibit assignment of a management contract approved by the Iowa Gaming Commission) or permits another person to have a share of the money received for admission to the excursion boat.

If it were determined that the Iowa Gaming Laws were violated by a licensee, the gaming licenses held by a licensee could be limited, made conditional, suspended or revoked.  In addition, the licensee and the persons involved could be subject to substantial fines for each separate violation of the Iowa Gaming Laws in the discretion of the Iowa Gaming Commission.  Limitations, conditioning or suspension of any gaming license could (and revocation of any gaming license would) have a material adverse effect on operations.

The Iowa Gaming Commission may also require any individual who has a material relationship with the Iowa gaming operations to be investigated and licensed or found suitable.  The Iowa Gaming Commission, prior to the acquisition, must approve any person who acquires 5% or more of a licensee’s equity securities in the event that approval by the Iowa Gaming Commission is not otherwise contemplated by the operative acquisition document.  The applicant stockholder is required to pay all costs of this investigation.

Gaming taxes approximating 22% of the adjusted gross receipts above $3,000,000 will be payable by each licensee on its operations to the State of Iowa.  In addition, there was a prepaid assessment due on June 1, 2005 and another prepaid assessment paid on June 1, 2006, in an aggregate amount equal to 2.152% of each licensee’s estimated adjusted gross receipts for fiscal year 2004.  These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years.  The state of Iowa is also reimbursed by the licensees for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

Employees

As of December 31, 2010, we employed 3,839 full-time employees and 1,259 part-time employees.  None of our current employees are covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

Available Information

A copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available, without charge, through our website at www.herbstgaming.com or by sending a written request to Herbst Gaming, LLC, 3440 West Russell Road, Las Vegas, Nevada 89118, Attn:  Secretary.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”).  An overview of our investor relations department, our primary contact information and a list of our management team are each available free of charge through our website at www.herbstgaming.com.  References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website.  Therefore, such information should not be considered part of this Annual Report on Form 10-K.

ITEM 1A.                                            RISK FACTORS.

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Annual Report on Form 10-K.  If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occurs, our business, financial condition or operating results could be harmed substantially.

Our future financial results will be affected by the adoption of fresh start reporting and may not reflect historical trends.

We were formed pursuant to the Bankruptcy Plan to acquire substantially all of the assets of Predecessor.  The Restructuring Transactions resulted in us becoming a new reporting entity and adopting fresh start reporting in accordance with Accounting Standards Codification (“ASC”) 852-10-15.  As required by fresh start reporting, the Company caused Predecessor’s assets and liabilities to be adjusted to measured value, and certain assets and liabilities not previously recognized in Predecessor’s financial statements have been recognized under fresh start reporting.  Because the Restructuring Transactions were consummated on December 31, 2010, fresh start reporting was adopted and the consolidated financial statements included in this Annual Report on Form 10-K give effect to adjustments in the carrying values of assets or liabilities that were recorded under fresh start reporting rules.  Accordingly, our financial condition and results of operations from and after January 1, 2011 may not be comparable to the financial condition and results of operations reflected in Predecessor’s historical consolidated financial statements including those included herein.

The bankruptcy filing has had a negative impact on Predecessor’s image which may negatively impact our business going forward.

As a result of the Chapter 11 cases, Predecessor has been the subject of negative publicity which has had an impact on its image and the images of its casino and slot route operations.  This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could materially adversely affect our business, financial condition and results of operations.

Our operations, and the gaming industry as a whole, have been adversely affected by the recession.  Our gaming operations and casinos may be further adversely impacted if general economic conditions do not improve, which could lead to an adverse impact on our operations.

The results of operations of Predecessor’s slot route and casino businesses have been negatively impacted by the global financial recession, subprime mortgage crisis, volatile gasoline and energy prices, high unemployment and the general economic downturn, including a decrease in consumer confidence levels.  The gaming industry as a whole is currently experiencing reduced demand.  The demand for gaming is highly sensitive to consumers’ disposable incomes, and a general decline in economic conditions, including businesses downsizing their workforces, may lead to our potential customers having less discretionary income with which to wager.  Many of our customers have also experienced significant reductions in their savings as a result of recent investment losses.  The State of Nevada, one of our primary markets, has experienced a significant economic downturn.  According to the U.S. Bureau of Labor Statistics, Nevada had the second highest unemployment rate in the country in 2010 at 14.5% compared to the national average of 9.6%.  In addition, according to a report published by Realtytrac, Nevada ranked at number one in foreclosure rates in the country for 2010.  These developments have led, and are likely to continue to lead, to a reduction in the revenues and have materially adversely affected the operating results of Predecessor and we expect that our results of operations will also be negatively impacted.  Gaming industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors.  An extended period of reduced discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset a decrease in revenues.

We may be unable to generate sufficient cash flows to meet our debt obligations and finance all operating expenses, working capital needs and capital expenditures.

We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs.  Any one of these failures may preclude us from, among other things:

•                  maintaining or enhancing our current customer offerings;

•                  taking advantage of future opportunities;

•                  growing our businesses; or

•                  responding to competitive pressures.

Further, our failure to generate sufficient revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital.  We may not be able to obtain such working capital when it is required.  Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms.  For example, we may be required to take on additional debt, the interest costs of which could adversely affect our results of operations and financial condition.  If any such required capital is obtained in the form of equity, the equity interests of the holders of the then-outstanding Common Units could be diluted.

Limited liquidity and working capital may also restrict our ability to maintain and update our facilities, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.

A write-off of all or a part of our identifiable intangible assets or goodwill would hurt our operating results and reduce our net worth.

Under generally accepted accounting principles, we review our identifiable intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.  Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other identifiable intangible assets may not be recoverable, include a sustained decline in the value of our Common Units, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other identifiable intangible assets is determined, negatively impacting our results of operations and stockholders’ equity.  As of December 31, 2010, we had $128.5 million of total identifiable intangible assets and $60.0 million of goodwill on our balance sheet, which represented approximately 32% of our total assets.  Intangible assets such as customer loyalty programs, the Terrible’s Trade name and slot route relationships that have a definite life are amortized based on estimated useful lives.  Identifiable intangible assets that have an indefinite useful life including gaming license rights in jurisdictions where a limited number of licenses are issued and local trade names are not amortized.  As of December 31, 2010, definite lived intangible assets totaled $8.3 million and indefinite lived intangible assets totaled $120.2 million.  Goodwill and indefinite lived intangible assets are tested annually and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the amount reflected on the balance sheet. Because valuation methodologies include forecasted information and assumptions about future performance, the likelihood and severity of an impairment charge increases during periods of market volatility, such as the one that recently occurred as a result of the general weakening of the global economy.  As a result of our annual impairment test in the fourth quarter of 2010, we recognized an impairment loss of $80.1 million related to identifiable intangible assets.  The impairment charge included $46.4 million related to the gaming license at the Lakeside Casino in Iowa, $29.3 million related to the Primm Casinos trade name and $4.4 million related to the Sands Regency Casino trade name.  The Primm Casino trade name and Sands Regency Casino trade name impairments were primarily due to reduced revenue and cash flow projections while the impairment at the Lakeside Casino was primarily due to higher capital expenditure assumptions, lower free cash flow amounts and changes in the weighted average cost of capital, which reduced the fair value of the gaming license.  If we are unable to retain our existing customers, or if average customer spending or customer traffic decreases, we may incur future impairment charges.  In the event an impairment of indefinite lived intangible assets or goodwill is identified, a charge to earnings would be recorded.  Although it does not affect our cash flow, a write-off in future periods of all or a part of these assets would adversely affect our business, financial condition and results of operations.

We face intense competition, including from Native American gaming operations, and may experience a loss of market share.

The gaming industry is highly competitive.  Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large slot route operator and numerous smaller operators, located principally in Las Vegas.  With respect to our casino operations in Nevada, we compete for local gaming customers with other locals-oriented casino-hotels and other casinos located in the vicinity of these properties.  Our casino operations in the Midwest face competitors that include land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations, and racing and pari-mutuel operations.

The largest sources of customers for the Sands Regency Casinos are California and the Pacific Northwest, including a large number of customers who drive to Reno from the San Francisco and Sacramento metropolitan areas, and the largest source of customers for the Primm Casinos are from Southern California, including a large number of customers who drive to Las Vegas from the San Bernardino and Barstow metropolitan areas.  The expansion of Native American casinos in California, Oregon and Washington continues to have an impact on casino revenues in Nevada in general, and such impact may be significant on the markets in which the Sands Regency Casinos and the Primm Casinos operate.

If our competitors operate more successfully, if their existing slot route operations or properties are enhanced or expanded, or if additional competitors are established in and around the locations in which we conduct business, we may lose market share.  In particular, the expansion of slot route operations or casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a material adverse effect on our business, financial condition and results of operations.

Some Native American casinos have a lower minimum age requirement for gambling, which may increase their market share at the expense of our market share.

Some Native American casinos in Southern California and Iowa allow customers at least 18 years old to gamble, whereas our gambling establishments require our customers to be at least 21 years old.  This could lead to a reduced market for us as those Native American casinos would have an earlier opportunity to create loyal customers.

If our competitors are able to retain these customers after they turn 21, thereby causing them to continue gambling at those establishments rather than try our establishments, we may experience reduced market share.

The success of our slot route and casino operations is dependent on our ability to renew our contracts and license agreements.

We will conduct our slot route operations under contracts with third parties, substantially all of which will expire prior to December 31, 2015.  Both contracts with chain and street accounts are renewable at the option of the owner of the respective chain store or street account.  As our slot route contracts expire, we will be required to compete for renewals.  If we are unable to renew a material portion of our slot route contracts because our competitors offer more favorable terms or for any other reason, including the greater financial stability of our competitors, our business, financial condition and results of operations would be adversely affected.  We cannot assure you that the current chain or street account contracts will be renewed or, if they are renewed, that any renewals will not be on terms less favorable to us.

In addition, the “Terrible Herbst” brand is currently used in our slot route and casino operations.  We have licensed the Terrible Herbst trade name from Terrible Herbst, Inc., a related party of Predecessor, through August 2011.  Subject to mutual consent as to the amount of the license fee and continued use, we may extend the term of the license agreement for five successive five-year periods.  However, there can be no assurance as to whether or when we will be able to renew the license agreement.  In the event that the license agreement is not renewed and we are unable to secure an effective alternative, the loss of the Terrible’s brand could have a material adverse effect on our business, financial condition and results of operations.

We depend upon our key employees and certain members of our management.

Our success is substantially dependent upon the efforts and skills of David D. Ross, our Chief Executive Officer, Ferenc Szony, our President, Donna Lehmann, our Senior Vice President and Chief Financial Officer and Marc. H. Rubinstein, our Senior Vice President, General Counsel and Secretary.  We have entered into employment agreements with Mr. Ross through December 2013, Mr. Szony and Ms. Lehmann through December 2011 and Mr. Rubinstein through February 2013.  The employment agreements with Messrs. Ross, Szony and Rubinstein automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire.  If we were to lose the services rendered by these executives, our operations could be adversely affected.  In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need.  An inability to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our customer’s credit card data, we could be exposed to data loss, litigation and liability and our reputation could be significantly harmed.

In connection with credit card sales, we transmit confidential credit card information securely over public networks and store it in our data warehouse.  Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information.  If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations.  Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations, and any resulting negative publicity could significantly harm our reputation.

Recent changes to our senior management and Board of Directors may cause uncertainty in, or be disruptive to, our business.

We have recently experienced significant changes in our senior management and our Board of Directors.  On January 7, 2011, we appointed David D. Ross as Chief Executive Officer.  Prior to his appointment as our Chief Executive Officer, Mr. Ross served as the Chief Operating Officer/Gaming and as a member of the Office of the Chief Executive Officer for Predecessor.  On January 7, 2011, we also appointed Donna Lehmann as Senior Vice President and Chief Financial Officer.  On January 7, 2011, we appointed Ferenc Szony as President.  Mr. Szony previously served as President of Predecessor and his employment contract was assumed by us in connection with the Restructuring Transactions.  On February 4, 2011, we appointed Marc H. Rubinstein as Senior Vice President, General Counsel and Secretary.

Predecessor’s Chief Financial Officer and Senior Vice President and General Counsel left Predecessor during 2010.  Predecessor’s Chief Executive Officer left Predecessor on December 31, 2010.

We have made strategic changes in addition to personnel changes, which are based on greater cost constraint and yield management, and plan to continue our cost containment strategy.

These changes in our senior management, Board of Directors and operations may be disruptive to our business and, during the transition period, there may be uncertainty among investors, employees and others concerning our future direction and performance.  Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition.  In addition, we may not be able to achieve or fully implement our planned additional cost reduction measures without adversely impacting revenues or guest service.

We may be unable to obtain slot machines or related technology from our third party supplier on a timely, cost-effective basis.

We currently rely on International Game Technology, Inc. for a majority of our supply of slot machines and related technology, which are only available from a limited number of suppliers.  We expect to continue to rely primarily on International Game Technology, Inc. and cannot assure you that we will be able to obtain slot machines or related technology on a cost-effective basis.  As a result, we may be forced to incur significant unanticipated costs to secure alternative third party suppliers or adjust our operations.

We face extensive regulation from gaming and other government authorities.

As owners and operators of gaming facilities, we are subject to extensive state and local regulations in Nevada, Iowa and Missouri.  Certain approvals from gaming authorities must be obtained before we can take certain actions with respect to our properties in these jurisdictions.  In addition the Nevada Gaming Commission, the Iowa Gaming and Commission and the Missouri Gaming Commission require us and our subsidiaries to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to hold gaming licenses.  Such state and local government authorities may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency.  They may also levy substantial fines against us or our subsidiaries or the individuals involved in violating any gaming laws or regulations.  The violation of any such state and local regulations could have a material adverse effect on our business, financial condition and results of operations.

In Nevada, the Nevada Gaming Commission could request that a state court appoint a supervisor to operate any non-restricted gaming establishment operated by us if the licenses held by us are revoked, suspended or otherwise lapse.  In such extraordinary circumstances, earnings generated by gaming operations during a supervisor’s appointment (except for reasonable rental value) could be forfeited to the State of Nevada.  The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

On February 28, 1995, the electorate of Clarke County, Iowa (the county in which the Lakeside Iowa Casino is located) approved an excursion boat gambling referendum permitting such gaming operations in Clarke County.  Every eight years a majority of the Clarke County electorate must reauthorize the excursion boat gambling referendum to allow gambling games to continue in Clarke County.  Such a referendum took place on November 2, 2010, with the electorate voting on the proposition favoring continued gaming on riverboats in Clarke County.  The next referendum is scheduled for November 2018.  If the reauthorization referendum is defeated it would have a material adverse effect on our operations and financial condition.

In addition, Lakeside Iowa’s excursion gambling boat license was approved for renewal at a March 3, 2011 meeting of the Iowa Gaming Commission.  This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period.  In connection with its most recent renewal of the license, the Iowa Gaming Commission is requiring the Company to (i) appear at the June 2011 Iowa Gaming Commission meeting to present a detailed development plan for a hotel expansion project, which we expect will cost approximately $10.0 million, and (ii) commence construction of the hotel expansion project by October 2011.  If we fail to present a development plan or commence construction within the prescribed timeline, the Iowa Gaming Commission may not renew our gambling boat license in 2012, which could have a material adverse effect on our business, financial condition and results of operations.

Any future public offering of debt or equity securities by us will require review of and prior approval by the Nevada Gaming Commission, the Iowa Gaming Commission and the Missouri Gaming Commission.  The Missouri Gaming Commission also requires notice of the intended incurrence of any private debt exceeding $1,000,000 and reserves the right to elect to have prior review and approval.

Our operations are subject to numerous laws and regulations resulting from our diverse operating activities

We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws, regulations and permits that govern the serving of alcoholic beverages.  Any changes to these laws could have a material adverse effect on our business, financial condition and results of operations.

Potential changes in legislation and regulation could negatively impact our gaming operations.

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate.  Any such change to the regulatory environment or the adoption of new federal, state or local government legislation could have a material adverse effect on our business.

State gaming laws and regulations may require holders of our debt or equity securities to undergo a suitability investigation, and may result in redemption of their securities.

Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability.  Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable.  Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity’s securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense.  Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

•                  pays that person any dividend or interest upon the securities;

•                  allows that person to exercise, directly or indirectly, any voting ownership right conferred through securities held by that person;

•                  pays remuneration in any form to that person for services rendered or otherwise; or

•                  fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities including, if necessary, the immediate purchase of such securities for the lesser of fair value at the time of repurchase or fair value at the time of acquisition by the unsuitable holder.

In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities.  In addition, the Operating Agreement of Herbst Gaming, LLC, dated as of December 31, 2010 (the “Operating Agreement”), by and among the Members identified on Schedule A attached thereto, provides that we may redeem our membership interests from an Unsuitable Member (as such term is defined in the Operating Agreement).

The prior approval of the Nevada Gaming Commission, Iowa Gaming and Racing Commission and Missouri Gaming Commission is required for change of control transactions and certain acquisitions of equity interests in the Company.

Changes in the control of the Company through merger, consolidation, equity or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control, may not occur without the prior approval of the Nevada Gaming Commission, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission.  The Nevada Gaming Commission, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission may also require the equity holders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

Under Nevada law, any person who acquires more than 5% of our voting securities will be required to report such acquisition to the Nevada Gaming Commission.  Any beneficial owner of more than 10% of our voting securities will be required to apply to the Nevada Gaming Commission for a finding of suitability.  Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chair of the Nevada State Gaming Control Board may be found unsuitable.  Any equity holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity of a registered corporation beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense and the Company and the gaming subsidiaries may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be an equity holder or to have any other relationship with the Company or the gaming subsidiaries, the Company pays that person any dividend or interest upon voting securities, allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, pays remuneration in any form to that person for services rendered or otherwise; or fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

Under Missouri law, institutional and passive investors that do not take an active role in management and own less than a 20% ownership interest and more than a 5% ownership interest in the Company may either file for a key person license or seek a waiver of licensure.  However, a passive investor owning more than a 5% ownership interest in the Company that desires to take an active role in the management or operations of the Company, or any investor that owns more than a 20% ownership interest in the Company, will be required to file an application for key person licensure.  If the investor is not found suitable, the investor will by required to divest its interest in the Company.  In addition, we will be required to provide the Missouri Gaming Commission with prior notice if we intend to transfer, issue, grant a security interest in, or pledge 5% or more of our equity.

Under Iowa law, any person who intends to acquire 5% or more of the equity securities of a licensed entity must, prior to such acquisition, obtain approval from the Iowa Gaming Commission.

Such requirement to be found suitable to hold our voting securities may discourage or delay change of control transactions.

Changes to applicable gaming laws could have a material adverse effect on our operations and financial condition.

Gaming laws are generally based upon declarations of public policy which are concerned with, among other things:

•                  the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•                  the establishment and maintenance of responsible accounting practices and procedures;

•                  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports;

•                  the prevention of cheating and fraudulent practices; and

•                  providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have an adverse effect on our proposed gaming operations.

We may not realize any or all of our projected cost savings which would have a negative effect on our results of operations and financial condition.

Beginning in the fourth quarter of 2009, Predecessor initiated a company-wide cost savings plan in an effort to align expenses with revenue levels ,which we have continued.  While these efforts have allowed us to realize substantial savings since we initiated our cost savings plan, our continued reduction efforts may fail to achieve similar or continued savings.  Although we believe that additional cost savings have yet to be realized from these initiatives, we may not realize some or all of these projected savings without further impairing our revenues.  For example, cutting advertising expenses may have an unintended negative affect on our revenues.  Our cost savings plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual savings may differ materially from what we anticipate.  For example, our expected savings from procurement may be affected by unexpected increases in the cost of raw materials.

Our operations could be adversely affected due to the adoption of certain anti-smoking regulations.

Smoking is currently permitted at casino locations in Nevada, Missouri, and Iowa.  It is not possible to determine the manner, nature or likelihood of changes in the current laws relating to smoking in public places or the effect of regulations regarding secondhand smoke; however, new anti-smoking laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

Changes to applicable tax laws could have a material adverse effect on our financial condition.

We expect to pay substantial taxes and fees in connection with our operations as a gaming company.  From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of those laws affecting the gaming industry.  For example, the Governor of Iowa has introduced legislation to increase the gross gaming revenue tax from 22% to 36%.  It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws.  If adopted, changes to applicable tax laws could have a material adverse effect on our business, financial condition and results of operations.  Due to the continued pressures on the state legislatures to address shortfalls in their budgets associated with the current recession, there may be more support to look to increased taxation that could affect all our gaming properties.  Any increase in taxes would have a material adverse effect on our business, financial condition and results of operation.

Environmental legislations or regulations, if enacted, could lead to an adverse impact on our results of operations and financial condition if such legislations or regulations result in a smaller drive-in tourist market.

Global climate change issues have received an increased focus on the federal and state government levels, which could potentially lead to additional rules and regulations that impact how our drive-in tourist market is able to come to our facilities.  The ultimate impact on our business would be dependent upon the specific rules and regulations adopted and we cannot predict the effects of any such legislation at this time.  However, if such legislations or regulations result in increased costs to motor vehicle drivers, then we may as a result see fewer drive-in tourists, which could adversely impact our operations and financial condition.

The business of the Primm Casinos may be adversely impacted if their use of water exceeds allowances permitted by federal and local governmental agencies or if such governmental agencies impose additional requirements in connection with such use of water, which in each case could lead to an adverse impact on our operations and financial condition.

The Primm Casinos are not served by a municipal water system.  As a result, the water supply of such casinos is dependent on rights they have been granted to water in various wells located on federal land in the vicinity of the Primm Casinos and permits that allow the delivery of water to the Primm Casinos.  These permits and rights are subject to the jurisdiction and ongoing regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California and local governmental units.  While we believe that adequate water for the Primm Casinos is available, the future water needs of the Primm Casinos may exceed the permitted allowance.  In such an event, future requests for additional water may not be approved or may be approved with terms or conditions that are more onerous.  Any such denial or any such additional terms and conditions may have a material adverse effect on the results of operations of the Primm Casinos, thereby adversely affecting our results of operations and financial condition.

Adverse winter weather conditions in the Midwest, the Sierra Nevada Mountains and Reno-Lake Tahoe area could have a material adverse effect on the results of operations and financial condition of our casinos, which could lead to an adverse impact on our results of operation and financial condition.

Adverse winter weather conditions, particularly snowfall, can deter customers of the Sands Regency Casinos and Midwest Casinos from travelling or make it difficult for them to frequent our facilities.  If these locations were to experience prolonged adverse winter weather conditions, the results of operations and financial condition of these casinos could also be materially adversely affected, thereby adversely affecting our overall results of operations and financial condition.  Although our facilities experienced mild weather conditions for most of 2010, the Midwest Casinos experienced severe weather conditions in December 2009 and the first quarter of 2010, which negatively impacted the results of operations at those facilities.

Riverboats and dockside facilities are subject to risks relating to weather or mechanical failure and must comply with applicable regulations.

We own and operate riverboat and dockside casino facilities, which are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood or other severe weather.  Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations.  The riverboats are subject to inspection every year and were inspected in November 2009 in Missouri.  The Company’s only cruising vessel is the boat located in Lakeside, Iowa, and this boat had its turbines removed in late 2008, as riverboats in Iowa are no longer required to cruise.

The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

The casino properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment.  Because of the bankruptcy, Predecessor had deferred renovations and capital improvements.  We may also need to make capital expenditures to comply with applicable laws and regulations.

Renovations and other capital improvements of the casino properties require significant capital expenditures.  In addition, renovations and capital improvements of the casino properties usually generate little or no cash flow until the projects are completed.  We may not be able to fund such projects solely from cash provided from operating activities.  Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions.  No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able obtain such financing on favorable terms.  Our failure to renovate our casino properties may put us at a competitive disadvantage.

Our operations may be adversely impacted by increases in energy prices.

The casino properties use significant amounts of electricity, natural gas and other forms of energy.  While no energy shortages have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States in general, and in Southern and Northern California, Southern and Northern Nevada, South Central Iowa and Northeast and Northwest Missouri in particular, may negatively affect our operating results.  In addition, further energy price increases in such areas could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our slot route and casino operations, which could negatively impact revenues.

Any increase in the price of gasoline may have an adverse impact on the results of our operations.

Most customers of the casino properties drive in to the casino properties.  As such, an increase in gasoline prices may have an adverse impact on our operations as it would increase the cost incurred by our customers to drive to our locations.  Though gasoline prices were somewhat more stable during 2010, gasoline prices began to rise during the fourth quarter of 2010 and the first quarter of 2011, and there can be no assurance that prices will not continue to rise, which may adversely affect our customer’s discretionary income and, ultimately, our revenue.

The transferability of our membership interests will be very limited and subject to the prior approval of our Board of Directors.

On December 31, 2010, we issued 20,000,001 Common Units to eligible debt holders as part of the Restructuring Transactions.  There is currently no established public trading market for our Common Units, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market for our Common Units.  In addition, our limited liability company agreement requires the approval of our Board of Directors prior to any transfer of our Common Units.  It is expected that the Board will not consent to transfers of our Common Units except in very limited circumstances.  Accordingly, we do not expect a public market will develop for our Common Units.

Issuance of Common Units to our executive officers and directors will dilute our equity holders.

On December 31, 2010, 5% of our Common Units, on a fully-diluted basis, have been reserved for issuance as grants of equity, restricted equity, options, or similar equity awards in connection with a management and director equity incentive program.  The issuance of the reserved Common Units will dilute the percentage ownership of any holders of our Common Units.

We may be subject to litigation resulting from our gaming, resort and dining operations which, if adversely determined, could result in substantial losses.

We will be, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our properties.  Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage.  In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses.  Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention.  As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

We may face potential successor liability.

As the successor to Predecessor, we may be subject to certain liabilities of Predecessor not provided for in the Bankruptcy Plan.  Such liabilities may arise in a number of circumstances, including those where:

•                  a creditor of Predecessor did not receive proper notice of the pendency of the bankruptcy case relating to the Bankruptcy Plan or the deadline for filing claims therein;

•                  the injury giving rise to, or source of, a creditor’s claim did not manifest itself in time for the creditor to file the creditor’s claim;

•                  a creditor did not timely file the creditor’s claim in such bankruptcy case due to excusable neglect;

•                  we are liable for Predecessor’s tax liabilities under a federal and/or state theory of successor liability; or

•                  the order of confirmation for the Bankruptcy Plan was procured by fraud.

Although we have no reason to believe that we will become subject to liabilities of Predecessor that are not provided for in the Bankruptcy Plan, if we should become subject to such liabilities, it could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

As of December 31, 2010, we had $350.0 million in outstanding principal amount of Senior Secured Loans.  Our substantial indebtedness could:

•                  make it more difficult to satisfy obligations with respect to the instruments governing our then outstanding indebtedness;

•                  increase vulnerability to general adverse economic and industry conditions;

•                  require us to dedicate a substantial portion of cash flow from operations to debt service, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit flexibility in planning for, or reacting to, competitive pressures and changes in the business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that have less debt; or

•                  limit, along with the financial and other restrictive covenants in the indebtedness, among other things, our ability to borrow additional funds.

If current indebtedness increases, the related risks noted above that we now face could intensify.

Our Credit Agreement imposes restrictive covenants on us.

Our Credit Agreement has covenants that impose operational and financial restrictions on us.  The restrictions include, among other obligations, limitation on our ability to:

•                  incur additional debt;

•                  make payments on subordinated obligations;

•                  make distributions and repurchase equity;

•                  make investments;

•                  retain cash above certain prescribed limits;

•                  grant liens on our property to secure debt;

•                  enter into certain transactions with affiliates;

•                  sell assets or enter into mergers or consolidations;

•                  sell equity interests in subsidiaries;

•                  create dividend and other payment restrictions affecting subsidiaries; and

•                  change the nature of our lines of business.

In addition, the Senior Secured Loans impose various customary affirmative covenants on us and our subsidiaries, including among others, reporting covenants, covenants to maintain insurance, comply with laws, maintain properties and other covenants customary in senior credit financings of this type.  In addition, the Senior Secured Loans require us to comply with various restrictive financial covenants, including interest coverage and debt to EBITDA ratios, and capital spending limits.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks described above.

Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

For example, as of December 31, 2010, our Credit Agreement allows for the incurrence of capital lease obligations and purchase money indebtedness for fixed or capital assets in an aggregate amount not to exceed $50 million (with such indebtedness being secured by the assets leased or acquired), and the incurrence of other indebtedness in an amount not to exceed $5 million, of which only $1 million may be secured by a lien on our property or assets.

The current state of the financial markets may impact our ability to obtain sufficient financing and credit on a going forward basis.

In addition to earnings and cash flows from operations, we may rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.  Recent developments in the financial markets that have led to unpredictable federal government intervention in the U.S. banking system, including the capital crisis in the banking system, a series of rating agency downgrades of subprime U.S. mortgage-related assets and significant provisions for loan losses recorded by major financial institutions have resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income, credit and equity markets.  Over the past year, these markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit.  The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets.  Therefore, we have no assurance that such steps will facilitate our further access to credit or capital markets at desirable times or at rates that we would consider acceptable.  If we are unable to borrow funds, we may be unable to make capital expenditures that are necessary for us to compete with other casino and slot route operators.  As a result, the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

Our principal properties consist of the following:

Nevada

Company Headquarters and Warehouse

We lease a four-acre site in Las Vegas and, pursuant to that lease, own the 50,000 square foot building where our executive offices and operational headquarters are located.   This facility houses our executive and administrative offices and is used for sub-assembly and warehouse space for our slot route operations.  The lease between The Herbst Family Limited Partnership II, a Nevada limited partnership and a related party of Predecessor, and us ends on June 30, 2017, with options to renew the lease for five additional successive terms of ten years each.

Office Space and Convenience Store

We lease a three-acre site and a 50,000 square foot building where our employment center and purchasing department are located.  The lease between Herbst Grandchildren’s Trust, a trust governed under the laws of the State of Nevada and a related party of Predecessor, and us ends on November 27, 2012, with options to renew the lease for five additional successive terms of ten years each.

Terrible’s Hotel & Casino

We own the ten-acre site in Las Vegas on which Terrible’s Las Vegas is located.

Terrible’s Town Casino

Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximately 30,000 square foot building on approximately three acres.  We lease the land from The Herbst Family Limited Partnership, a Nevada limited partnership and a related party of Predecessor.  The lease expires on June 30, 2011.  We also have an option to further extend the lease for three additional successive terms of five years through 2026.

Terrible’s Lakeside Casino & RV Park

We own 30 acres of land in Pahrump, Nevada on which Lakeside is located.

Terrible’s Town Casino & Bowl

We lease the land and building on which our Casino & Bowl is located in Henderson, Nevada from an unrelated third party.  The lease ends on February 9, 2014, with options to renew the lease for five additional successive terms of ten years each.  We own a 0.8-acre lot adjacent to Casino & Bowl that we are holding for possible future development.

Terrible’s Searchlight Casino

We sublease the land and building in which Searchlight is located in Searchlight, Nevada.  The space is subleased from Terrible Herbst, Inc., a related party of Predecessor and the sublease ends on June 30, 2022, with options to renew the sublease for five additional successive terms of ten years each, contingent on Terrible Herbst, Inc. renewing its lease of the property from an unrelated third party.

Sands Regency Casino Hotel

We own 10.5 acres of land and building in Downtown Reno, Nevada on which the Sands is located.

Terrible’s Rail City Casino

We own the land and building on which Rail City is located in Sparks, Nevada. The Rail City Casino is approximately 7.5 acres.

Terrible’s Gold Ranch Casino & RV Park

We lease the land and building on which Gold Ranch is located in Sparks, Nevada from an unrelated third party.  The lease ends on January 1, 2022, with an option to renew the lease for four additional successive terms of five years each.  We possess the option to purchase the real property on which the Gold Ranch business assets are located.

Terrible’s Dayton Depot Casino

The Dayton Casino is located in Dayton, Nevada.  We own the building that houses the Dayton Casino and the 4.5 acres of real property on which the Dayton Casino is located, as well as a building and 0.5 acres of real property directly across the street which housed a small tavern that is not currently operating.

Buffalo Bill’s, Whiskey Pete’s and Primm Valley Resort Hotels and Casinos

We lease approximately 170 acres of land on which Buffalo Bill’s, Whiskey Pete’s and Primm Valley are located in Primm, Nevada.  The lease ends on June 30, 2043, with an option to renew the lease for one additional twenty-five year term.  We also lease and manage two 18-hole Tom Fazio golf courses with a full-service restaurant and club house.  The lease ends on January 1, 2014.

Midwest

Terrible’s St. Jo Frontier Casino

We own the land and building in St. Joseph, Missouri on which certain facilities of St. Jo are located, and own an additional 72 acres of land adjacent to, or nearby, the casino.

Terrible’s Mark Twain Casino

We own the land and building in LaGrange, Missouri on which certain facilities of Mark Twain are located, and own an additional 14 acres of land adjacent to or nearby the casino.

Terrible’s Lakeside Casino Resort

We own the land and building in Osceola, Iowa on which certain facilities of Lakeside Iowa are located, including the all-suite hotel, convention facilities, RV park and convenience store and own an additional 121 acres of land adjacent to, or nearby, the casino.  We lease the use of West Lake and certain real estate surrounding West Lake from the City of Osceola, Iowa.  This lease expires on May 19, 2014.  We have an option to extend this lease for seven additional successive terms of five years each.

ITEM 3.          LEGAL PROCEEDINGS.

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that E-T-T had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from E-T-T and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  We believe the award of compensatory and punitive damages against E-T-T, the liability of E-T-T and the amount thereof, is not supportable in either law or in fact and have vigorously pursued all appropriate post-trial and other remedies, including exercising our right to appeal.  We appealed the decision and oral arguments were heard by a panel of the Supreme Court of Nevada on December 9, 2009. The panel upheld the District Court’s decision. E-T-T filed a motion for en banc hearing and on January 4, 2011, the full Supreme Court heard oral argument solely regarding the punitive damages award. A decision on that motion is pending.  Pursuant to a Bankruptcy Court order on May 3, 2010, we fully reserved for this potential liability including related interest.

We are a party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the arbitrator awarded the former employee $1.3 million.  The arbitration award was appealed to the Clark County District Court. On April 21, 2010, the District Court issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanding the matter back to arbitration. The remanded arbitration is currently pending. Predecessor has fully reserved for the award and approximately $0.2 million for attorneys’ fees in fiscal year 2008, which reserves and liability the Company has assumed.

Predecessor and certain of its subsidiaries filed the Chapter 11 Cases in the Bankruptcy Court.  Predecessor and certain of its subsidiaries filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered.  The information set forth under “Business—Emergence from Chapter 11 Reorganization” beginning on page 3 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.          REMOVED AND RESERVED

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our outstanding Common Units are privately held and there is no established public trading market for our Common Units, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our Common Units.

Holders of Common Units

We had approximately 95 holders of record of our Common Units as of March 28, 2011.

Distributions

We have never declared or paid cash distributions on our Common Units.  We currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business and therefore do not anticipate paying any cash distributions.

Restrictions imposed by our debt instruments, including the Senior Secured Loans, significantly restrict us from making dividends or distributions.  Specifically, we are restricted under the Credit Agreement governing the Senior Secured Loans from making certain “restricted payments” as defined in the Credit Agreement.  These restricted payments include the payment of distributions to any direct or indirect holders of our Common Units.  These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied.  In addition, the terms of our Operating Agreement contains similar restrictions.

Issuer Purchases of Equity Securities

No purchases of equity securities were made during the fourth quarter and there were no shares that may yet be purchased under any repurchase plans or programs.

ITEM 6.          SELECTED FINANCIAL DATA.

The following tables set forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated.  The selected historical consolidated financial data as of December 31, 2010 of Successor is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected historical consolidated financial and operating data as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 are derived from the audited consolidated financial statements of Predecessor included elsewhere in this Annual Report on Form 10-K.  The selected historical consolidated financial and operating data as of December 31, 2008, December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007 and December 31, 2006 are derived from the audited consolidated financial statements of Predecessor not included in this Annual Report on Form 10-K.

Predecessor consummated the acquisition of the Sands Regent Casinos in January 2007 and the acquisition of the Primm Casinos in April 2007.  As a result, the period beginning January 1, 2007 may not be comparable to prior years.

On December 31, 2010, we acquired substantially all of the assets of Predecessor in the Restructuring Transactions in accordance with the Bankruptcy Plan.  On December 31, 2010, we adopted fresh start accounting in accordance with ASC 852-10-15.  As a result, the value of Predecessor’s assets, including intangible assets, and liabilities have been adjusted to their fair values with any excess of our enterprise value over our intangible and identifiable intangible assets and liabilities reported as goodwill on our consolidated balance sheet.  Because we conducted no business prior to December 31, 2010, we have presented the results of Predecessor in the select financial data below.  See Note 2 to our consolidated financial statements for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.  The consolidated balance sheet of Predecessor is presented separately from the consolidated balance sheet of Successor.

The selected historical consolidated data presented below should be read in conjunction with the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes and other financial data included elsewhere in this Annual Report on Form 10-K.  The historical results set forth below do not indicate results expected for any future periods.  Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

	Predecessor
	Year Ended December, 31
	2010	2009	2008	2007	2006
	(in thousands)
Income statement data:
Net revenues	$634,739	$668,690	$771,214	$785,017	$562,115
Operating income (loss)	(53,409)	(911)	(93,515)	(26,935)	80,460
Net income (loss)	388,245	(60,090)	(209,426)	(127,200)	42,060

	Predecessor
	Year Ended December, 31
	2010	2009	2008	2007	2006
	(in thousands, except ratios)
Other data:
Segment EBITDA
Southern Nevada	$16,077	$10,660	$14,505	$14,617	$14,006
Northern Nevada	13,899	10,509	12,592	16,993	—
Primm	12,191	7,182	16,295	23,098	—
Midwest	39,300	36,154	29,730	29,585	33,449
Slot Route	7,661	17,703	28,540	33,044	75,750
Corporate and Other	(11,762)	(10,687)	(13,406)	(14,901)	(4,621)
Net cash provided by (used in) operating activities	59,940	49,993	(2,498)	4,273	81,493
Net cash used in investing activities	$(34,684)	$(20,868)	$(16,017)	$(574,128)	$(79,758)
Net cash provided by (used in) financing activities	(38,258)	(17,976)	29,952	598,495	(9,944)

	Successor	Predecessor
	Year Ended December, 31	Year Ended December, 31
	2010	2009	2008	2007	2006
		(in thousands)
Balance sheet data:
Cash and cash equivalents	$103,231	$116,233	$105,084	$94,282	$65,540
Total assets	589,237	884,028	934,248	1,080,385	568,450
Total debt	350,000	1,158,846	1,176,330	1,146,070	522,618
Stockholders’ equity (deficit)	198,033	(388,245)	(328,155)	(118,729)	18,771

Segment EBITDA is a non-GAAP measure but is used by management to measure segment profits and losses in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”).  Segment EBITDA has certain limitations because it does not take into account the impact of certain expenses, including the allocation of overhead.  We have tried to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures.  The following table reconciles Segment EBITDA to net income (loss) (in thousands):

	Predecessor
	Year Ended December, 31
	2010	2009	2008	2007	2006
Gross revenues
Southern Nevada	$80,168	$81,225	$90,832	$98,440	$96,794
Northern Nevada	90,113	88,318	96,656	106,865	—
Primm	201,430	222,406	257,231	213,674	—
Midwest	145,843	143,675	143,567	151,111	148,456
Slot Route	183,373	202,484	245,929	278,801	349,048
Other	174	370	348	368	520
Total gross revenues	$701,101	$738,478	$834,563	$849,259	$594,818

Segment EBITDA(1)
Southern Nevada	$16,077	$10,660	$14,505	$14,617	$14,006
Northern Nevada	13,899	10,509	12,592	16,993	—
Primm	12,191	7,182	16,295	23,098	—
Midwest	39,300	36,154	29,730	29,585	33,449
Slot Route	7,661	17,703	28,540	33,044	75,750
Corporate and Other	(11,762)	(10,687)	(13,406)	(14,901)	(4,621)
Total segment EBITDA	$77,366	$71,521	$88,256	$102,436	$118,584

	Predecessor
	Year Ended December, 31
	2010	2009	2008	2007	2006

Depreciation and amortization
Southern Nevada	$5,552	$6,546	$6,890	$8,339	$6,430
Northern Nevada	7,193	6,611	6,395	5,241	—
Primm	17,222	16,243	15,169	9,240	—
Midwest	8,103	10,551	11,228	11,316	9,967
Slot Route	12,428	15,165	17,791	21,956	21,409
Corporate and Other	155	310	310	314	318
Total depreciation and amortization	$50,653	$55,426	$57,783	$56,406	$38,124

Loss on impairment of assets	80,122	7,192	106,271	72,965	—
Restructuring expense	—	9,814	17,717	—	—

Operating income (loss)	(53,409)	(911)	(93,515)	(26,935)	80,460

Other non-operating items
Interest expense, net of capitalized interest (capitalized interest of $0, $0, $0, $206 and $873, respectively)	(25)	(29,530)	(116,832)	(85,631)	(39,134)
Change in value of derivatives	—	—	—	(16,115)	—
Interest Income	114	161	921	1,481	734
Reorganization expenses	(6,797)	(29,810)	—	—	—
Fresh start accounting adjustments	(185,297)	—	—	—	—
Reorganization of debt	633,659	—	—	—	—
Total other non-operating costs and expenses	441,654	(59,179)	(115,911)	(100,265)	(38,400)

Net income (loss)	$388,245	$(60,090)	$(209,426)	$(127,200)	$42,060

(1)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization, plus loss on impairment of assets, plus restructuring expense, plus interest income and expense, plus reorganization expenses, fresh start adjustments and reorganization of debt adjustments.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We are a diversified gaming company that focuses on two business lines: casino operations and slot route operations.  As of December 31, 2010, our casino operations in Nevada consisted of 12 casinos.  Five of these casinos focus on local gaming patrons in Southern Nevada, and include the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada and four other small casinos in Southern Nevada operated under the Terrible’s name.  We also operate four casinos in Northern Nevada, all of which were acquired by Predecessor in January 2007, and an additional three casinos in Primm, Nevada, all of which were acquired by Predecessor in April 2007.  In addition, we operate two casinos in Missouri and one casino in Iowa.  As of December 31, 2010, our properties collectively included approximately 322,000 square feet of gaming space with 8,351 slot machines, 148 table games and 3,869 hotel rooms.

Our slot route operations involve the exclusive installation and operation of slot machines in certain strategic, high-traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  We currently have approximately 6,000 slot machines in our slot route business and are one of the largest slot machine operators in Nevada.

We have aggregated certain of our properties in order to present five reportable segments: (i) Southern Nevada, (ii) Northern Nevada, (iii) Primm, (iv) Midwest, and (v) Slot Route (“Reportable Segments”).  See Note 13 to our consolidated financial statements for a listing of the properties that comprise each reportable segment.

Herbst Gaming, LLC was organized in Nevada on March 29, 2010.  We were formed to acquire substantially all of the assets of Predecessor, pursuant to the Bankruptcy Plan.   We have elected to be taxed as a partnership.  Accordingly, holders of our Common Units pay income taxes on our taxable income.  As a result, we do not present a provision for income taxes in our consolidated financial statements.

Recent Trends and Initiatives

Following the Restructuring Transactions, we took steps to stabilize Segment EBITDA through targeted marketing campaigns and cost savings initiatives at all of our properties.  We have improved the efficiency of our property operations and reduced costs throughout the Company.  The cost savings initiatives that we implemented resulted in significant reductions in payroll and related expenses, marketing expenses, and selling, general and administrative expenses.

The economic downturn that began in 2007 presented challenges to our business as consumer confidence and discretionary spending were adversely impacted across all of our markets.  Declines in average customer spending and customer traffic during the recent recession have had a negative impact on our revenue.  However, despite these macroeconomic challenges, we have performed favorably compared to our competitors as evidenced by our stable operating margins and improved Segment EBITDA.

Outlook

While the economy has recently shown signs of improvement, many of our customers are still facing difficulties, and we expect that discretionary spending will remain at reduced levels over the near term.  However, we believe that our strategy of offering value-oriented, convenient locations will support our stabilization strategy.  Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty, which are critical to our success.

As the economic recovery continues, we believe we are well-positioned to capitalize on high repeat patronage from our local and drive-in tourist gaming markets.  Our business strategy for both the casino and slot route operations focuses on attracting and fostering repeat business from our local gaming patrons.  Local gaming patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.  We believe our continued commitment to providing a value-oriented, quality casino entertainment experience for our customers will allow us to gain market share.

Matters Affecting Comparability of Results

Several significant factors or events have had a material impact on our results of operations for the periods discussed below and affect the comparability of our results of operations from period to period.

Emergence from Chapter 11 Reorganization

On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of Senior Secured Loans and the issuance to Predecessor of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by Predecessor to the lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes and $170.0 million of outstanding principal amount of 7% senior subordinated notes were terminated and (iv) 100% of the existing equity in Predecessor was cancelled.

On December 31, 2010, we adopted fresh start accounting in accordance with ASC 852-10-15.  As a result, the value of Predecessor’s assets, including intangible assets, and liabilities have been adjusted to their fair values with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as goodwill on our consolidated balance sheet.  We have presented the balance sheet of Predecessor for comparative purposes only.   Because we conducted no business prior to December 31, 2010, we have presented the results of Predecessor for the years ended December 31, 2010, 2009 and 2008.

We adopted fresh start reporting on December 31, 2010 and certain reorganization and fresh start adjustments have been included in Predecessor’s operating results for the year ended December 31, 2010 that make the results of Predecessor not comparable.  In particular, the assets and liabilities of Predecessor have been adjusted to fair value and certain assets and liabilities not previously recognized in Predecessor’s financial statements have been recognized under fresh start reporting.  Significant fresh start items affecting net income for the year ended December 31, 2010 include the decrease in fair value of assets totaling $185.3 million and the reorganization of Predecessor debt in the amount of $633.7 million.  In addition, Predecessor recorded reorganization and restructuring expenses in connection with the Restructuring Transactions of $6.8 million and $29.8 million for the years ended December 31, 2010 and 2009, respectively.

Debt and Interest Expense

On March 22, 2009, Predecessor filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.  From March 22, 2009 through February 5, 2010, Predecessor operated the business and managed the properties as debtors-in-possession.  During this period, Predecessor did not record or pay interest expense.  Interest expense included in net income for the years ended December 31, 2010, 2009 and 2008 was $0, $29.5 million and $116.8 million, respectively.

Cost Efficiencies

In connection with the Chapter 11 Cases, Predecessor appointed a Chief Operating Officer/Gaming that focused on expense savings initiatives including significant reductions in payroll, advertising and promotional expenses and general and administrative expenses.  Predecessor began implementing the efficiency initiatives in the fourth quarter of 2009.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures.  The key measures for determining how our business is performing include gross gaming revenue, promotional allowances and marketing expenses and controllable operating costs.

Management measures the performance of each region based on segment EBITDA.  Key volume indicators such as slot win per unit, table games win per unit and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with the casino operations.  Hotel occupancy and average daily rate are used to analyze the performance of our hotel operations. Fuel and retail operations include revenues from gas stations and convenience stores that we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

Results of Operations

Our financial results are highly dependent upon the number of customers we attract to our casino facilities and the amounts those customers spend per visit.  All of our casino properties focus on local customers with an emphasis on slot machines play.  Our slot route operation is dependent on the local population in Nevada where we operate.  Generally, we believe that our operating results for the years ended December 31, 2010, 2009 and 2008 have been adversely impacted by the weakened global economy.  Continued high unemployment rates and weak housing prices in the markets in which we operate have also negatively impacted our revenue.

The following provides a summary of overall operating results:

	Predecessor
	Year Ended December, 31
	2010	2009	2008
Net revenues	$634,739	$668,690	$771,214
Segment EBITDA	77,366	71,521	88,256
Operating (loss)	(53,409)	(911)	(93,515)
Net interest income (expense)	89	29,369	115,911
Reorganization costs	(6,797)	(29,810)	—
Fresh start accounting adjustments	(185,297)	—	—
Reorganization of debt	633,659	—	—
Net income (loss)	388,245	(60,090)	(209,426)

Revenues by Category

The following table presents detail of our consolidated gross revenues and costs and expenses by category:

	Predecessor
	Year Ended December, 31
	2010	% Change	2009	% Change	2008
Gross Revenues
Gaming	$327,507	-3%	$336,917	-6%	$357,997
Slot Route	181,338	-10%	200,637	-18%	243,635
Fuel & Retail	80,838	11%	72,884	-31%	106,285
Food and Beverage	56,284	-13%	64,379	-7%	69,359
Lodging	32,614	-2%	33,319	-7%	35,842
Other	22,520	-26%	30,342	41%	21,445

Total Gross Revenues	$701,101	-5%	$738,478	-12%	$834,563

Promotional Allowances	(66,362)	-5%	(69,788)	10%	(63,349)

Net Revenues	634,739	-5%	668,690	-13%	771,214

Costs and Expenses
Gaming	118,969	-5%	125,549	-6%	133,764
Slot Route	175,509	-5%	184,655	-15%	217,299
Fuel & Retail	70,733	10%	64,544	-33%	95,810
Food and Beverage	55,996	-15%	66,263	-15%	77,509
Lodging	21,833	-9%	24,077	-9%	26,414
General and Administrative	88,177	-12%	99,610	-5%	104,901
Other	14,180	-34%	21,414	59%	13,508
Corporate	11,936	8%	11,057	-20%	13,753

Total Segment Costs and Expenses	557,373	-7%	597,169	-13%	682,958

Segment EBITDA Margins
Gaming (net of promotional allowances)	43%		42%		45%
Slot Route	3%		8%		11%
Fuel & Retail	12%		11%		10%
Food and Beverage	1%		-3%		-12%
Lodging	33%		28%		26%
Other	37%		29%		37%

Gross Revenue

We derive a substantial amount of our gross revenues from gaming operations at our 15 casinos, which produced approximately 47%, 46% and 43% of our gross revenues for the years ended December 31, 2010, 2009 and 2008, respectively.  Gaming revenues include revenues from slot machines and table games.  Gaming revenues are generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  Promotional allowances were 9.5% of gross revenues for the years ended December 31, 2010 and 2009 and 7.6% for the year ended December 31, 2008.  The promotional environment continues to be highly competitive and we continue to manage promotional expenses across our properties.

Gross revenues from our slot route represent the next most significant revenue source comprising approximately 26%, 27% and 29% for the years ended December 31, 2010, 2009 and 2008, respectively.  We generally enter into two types of slot route contracts:  Chain accounts with large grocery and drug stores, for which we pay a fixed monthly fee for each location where we place slot machines, and street accounts with bars and restaurants, where we share revenue with the location owner on a percentage basis.  Total machines on our slot route were approximately 6,000, 6,200 and 6,700 as of December 31, 2010, 2009 and 2008, respectively.  Slot route revenues include the gross slot machine gaming revenues from our chain and street locations before revenue share or space lease expenses.

Fuel and retail gross revenues produced approximately 12%, 10% and 13% of our gross revenues for the years ended December 31, 2010, 2009 and 2008, respectively.  Our fuel operations include a gas station and convenience store located at the Lakeside property in Osceola, Iowa; a gas station and convenience store at the Gold Ranch property in Verdi, Nevada; and a total of three gas stations located at the Primm properties.

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage are provided to the guest. Food and beverage revenues from outlets that we own and operated at our casino locations produced approximately 8.0%, 8.7% and 8.3% of our gross revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Lodging revenues from our hotel operations accounted for approximately 4.7%, 4.5% and 4.3% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.  Lodging revenue is derived from rooms rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per occupied room per day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenue is recognized at the time the room is provided to the guest.

Other revenues are primarily derived from entertainment, lottery and ATM revenues at our casino properties and produced 3.2%, 4.1% and 2.6% of our gross revenues for the years ended December 31, 2010, 2009 and 2008 respectively.

Costs and Expenses

Direct costs and expenses, including selling, general and administrative expenses for each of our properties are aggregated and included in Reportable Segment expenses discussed below.

Corporate expenses represent unallocated payroll, professional fees and other expenses that are not directly attributable to our Reportable Segment operations.  Corporate expenses as a percentage of gross revenues are relatively flat at 1.7%, 1.5% and 1.6% for the years ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations by Reportable Segment

We review results of operations based upon Reportable Segments.  Reportable Segment EBITDA represents each property’s earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.

The following table presents financial information, by Reportable Segment, for the three years ended December 31, 2010, 2009, and 2008:

	Predecessor
	Year Ended December, 31
	2010	% Contribution	2009	% Contribution	2008	% Contribution
Gross Revenues
Southern Nevada	$80,168	11%	$81,225	11%	$90,832	11%
Northern Nevada	90,113	13%	88,318	12%	96,656	12%
Primm	201,430	29%	222,406	30%	257,231	31%
Midwest	145,843	21%	143,675	20%	143,567	17%
Slot Route	183,373	26%	202,484	27%	245,929	29%
Other	174	—%	370	—%	348	—%
Total Gross Revenues	$701,101	100%	$738,478	100%	$834,563	100%

Segment EBITDA
Southern Nevada	$16,077	21%	$10,660	15%	$14,505	16%
Northern Nevada	13,899	18%	10,509	15%	12,592	14%
Primm	12,191	16%	7,182	10%	16,295	19%
Midwest	39,300	51%	36,154	50%	29,730	34%
Slot Route	7,661	10%	17,703	25%	28,540	32%
Corporate and Other	(11,762)	(16)%	(10,687)	(15)%	(13,406)	(15)%
Total EBITDA	$77,366	100%	$71,521	100%	$88,256	100%

Southern Nevada

Southern Nevada casino operations include Terrible’s Las Vegas, Town Casino, Lakeside, Casino & Bowl and Searchlight.  Southern Nevada casino operations accounted for 11% of our gross revenues in each of the years ended December 31, 2010, 2009 and 2008.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Gross revenues in the region declined $1.0 million, or 1%, to $80.2 million in 2010 from $81.2 million in 2009 primarily in the casino division due to a continuation of the weak economic conditions in Southern Nevada.  Southern Nevada continues to see record high unemployment and foreclosure rates affecting our local customer base.  In addition, Terrible’s Las Vegas, which attracts Las Vegas visitors, continues to face an intense promotional environment and cautious consumer spending, resulting in a noticeable decline in amount spent per visitor.

Despite revenue declines, Southern Nevada Segment EBITDA increased by $5.4 million, or 50%, from $10.7 million in 2009 to $16.1 million in 2010 as a result of significant cost savings measures implemented throughout the Company beginning in the fourth quarter of 2009.  Total expenses in Southern Nevada were down $6.6 million, or 11%, for the year ended December 31, 2010 when compared to the year ended December 31, 2009.  Expense reductions were seen across all divisions and included payroll and related reductions of $1.6 million, promotional and advertising reductions of $2.1 million and reductions in general and administrative expense of $2.9 million, primarily related to a reduction in insurance expense.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Southern Nevada gross revenues decreased by $9.6 million, or 11%, to $81.2 million in 2009 from $90.8 million in 2008 primarily due to weak economic conditions in the local economy, reduced Las Vegas visitor volumes and cautious consumer spending.  Casino division gross revenues decreased by $7.5 million, mainly attributed to reductions at Terrible’s Las Vegas.  Hotel and food and beverage revenues declined $1.0 million and $1.1 million, respectively, for the year ended December 31, 2009 when compared to the year ended December 31, 2008.  Hotel and food and beverage revenue declines were mainly attributable to Terrible’s Las Vegas and the reduced visitor volumes and amount spent per visitor at that location.

Southern Nevada Segment EBITDA decreased by $3.8 million, or 26%, to $10.7 million in 2009 from $14.5 million in 2008 as a result of the revenue declines in the region, which were partially offset by variable expense reductions and expense reduction initiatives put in place during the fourth quarter of 2009.

Northern Nevada

Northern Nevada operations include the Sand’s, Rail City, Gold Ranch and Dayton Casino.  Northern Nevada casino operations accounted for 13% of the Company’s gross revenues for the year ended December 31, 2010 and 12% of the Company’s gross revenues for the years ended December 31, 2009 and 2008.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Gross revenues in the region increased $1.8 million, or 2%, to $90.1 million in 2010 from $88.3 million in 2009.  Revenues were up in all divisions due to slight increases in volume.  Fuel and retail revenues were the largest component of the revenue increase, up $0.8 million when compared to 2009 with food and beverage increases of $0.5 million.

Northern Nevada Segment EBITDA increased by $3.4 million to $13.9 million in 2010 from $10.5 million in 2009 primarily driven by the revenue increases coupled with expense reductions of $1.6 million.  Expense reductions were mainly seen in payroll and selling, general and administrative expenses.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Gross revenues in the region declined by $8.4 million, or 9%, to $88.3 million in 2009 from $96.7 million in 2008.  Fuel and retail revenues declined $5.9 million primarily due to reduced volume and pricing.  Casino revenues declined $2.2 million primarily at the Sands Regency due to reduced visitor volume and reduced amount spent per visitor.

Northern Nevada Segment EBITDA decreased by $2.1 million, or 17%, to $10.5 million in 2009 from $12.6 million in 2008.  Revenue declines were offset by variable expense reductions and expense reduction initiatives put in place during the fourth quarter of 2009.

Primm

Primm operations include Primm Valley, Buffalo Bill’s and Whiskey Pete’s.  In addition to casino operations, from our results from Primm include the operation of three gas station/convenience stores, a lottery store, and has two 18-hole Tom Fazio designed golf courses, which we lease and manage.  Primm operations accounted for 29%, 30% and 31% of the Company’s gross revenues for the years ended December 31, 2010, 2009 and 2008 respectively.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Operations at Primm continue to be negatively affected by increased competition for Southern Nevada and Southern California customers.  The customer base of the Primm casinos consists primarily of value oriented drive-in tourists from the Southern California market.  Total revenues at Primm declined $21.0 million in 2010 when compared to 2009.  Primm casino revenues declined $9.8 million, or 10% due to reduced visitor volume and reduced amount spent per visitor.  The casino declines in Primm were mainly attributable to reductions in slot revenue.    Fuel and retail revenues increased $7.4 million, or 14%, due, most significantly, to increases in the retail price of gasoline.  Food and beverage revenues decreased $9.0 million, primarily due to a move to outsourced restaurants.  During 2010, we closed a coffee shop that we operated at a loss and replaced it with a Denny’s which is operated by a third party.  This change in operating strategy, coupled with other targeted expense reductions, allowed us to increase overall food and beverage profitability while adding a desirable amenity for our guests.  Hotel revenues declined $1.0 million due to continued demand for lower room rates and intense promotional competition from Las Vegas strip resorts.  Hotel occupancy at Primm was 48.4% in 2010 compared to 53.6% in 2009 and average daily rate was $38.25 in 2010 compared to $35.59 in 2009.  Other revenue includes revenues generated from entertainment, the lottery store and golf course.  Other revenues decreased $8.5 million mainly attributable to the reduction of entertainment events, which represented $7.6 million of the revenue decline.

Due to the significant challenges associated with the Primm operations, management focused on Segment EBITDA improvement through changes in marketing philosophy and a concentration on expense reduction plans.  Overall, expenses were reduced by a total of $20.8 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009.  Included in the expense declines in 2010 are $10.6 million in expense reductions in the food and beverage operations (including the outsourcing of outlets), $7.2 million in expense reductions related to the elimination of entertainment offerings, $1.9 million reduction in variable hotel operating expenses (including payroll and related expense reductions) and $5.6 million in general and administrative expense reductions primarily seen in payroll and related expenses.  Offsetting the expense reductions is an increase of $5.3 million in the cost of fuel.

The combination of above factors allowed Segment EBITDA for the Primm properties to increase in 2010 by $5.0 million to $12.2 million from $7.2 million in 2009.  EBITDA margin in 2010 was 6.0% compared to 3.8% in 2009.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Operations at Primm experienced significant declines as a result of the global economic crisis and significant declines in the number of visitors to Las Vegas.  Overall, Primm revenues declined $34.8 million in 2009 when compared to 2008.  Primm casino revenues declined $13.8 million, or 12%, due to reduced visitor volume and reduced amount spent per visitor.  The declines in Primm casino revenue were mainly attributable to slot revenue.  Fuel and retail revenues decreased $25.7 million, or 33%, due most significantly to decreases in the retail price of gasoline as well as the number of gallons sold.  Food and beverage revenues decreased $3.6 million while hotel revenues decreased $1.0 million.  Other revenues increased $9.4 million mainly due to the addition of entertainment events designed for drive visitors to the resorts.

Overall, expenses at Primm declined $25.7 million in 2009 when compared to 2008.  Expenses related to fuel and retail operations declined $23.7 million in 2010 when compared to 2009.  Operating expense savings from operations other than fuel and retail were reduced by a net $2.0 million. Payroll and other controllable expense savings of $9.4 million were offset by an increase in direct marketing expenses of $7.4 million, as aggressive marketing of entertainment at the Primm properties was used to maintain casino revenue.

Overall, Primm Segment EBITDA decreased by $9.1 million, or 56%, to $7.2 million in 2009 from $16.3 million in 2008 as expense savings were insufficient to offset revenue declines.  The EBITDA margin at Primm declined to 3.8% in 2009 compared to 6.0% in 2008.

Midwest

Midwest operations include St. Jo in Missouri, Mark Twain in Missouri and the Lakeside Iowa in Osceola, Iowa.  Midwest casino operations accounted for 21%, 19% and 17% of the Company’s gross revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Gross revenues for our Midwest casinos increased $2.2 million, or 1%, to $145.8 million in 2010 compared to $143.7 million in 2009.   The increases were primarily from our Missouri properties as gross revenues at St. Jo increased by $1.7 million and gross revenues at Mark Twain increased $0.9 million while revenues at the Iowa property decreased $0.4 million. Gross revenue increases at the Missouri properties were driven by targeted marketing campaigns while gross revenue declines in Iowa were the result of continued weak economic conditions in the market.

Segment EBITDA at the Midwest casinos increased by $3.1 million, or 9%, to $39.3 million in 2010 from $36.2 million in 2009.  Revenue increases and costs saving initiatives at the Missouri properties resulted in an overall increase to Segment EBITDA of $3.7 million.  Compared to 2009, expenses at the Missouri properties were down $0.9 million primarily due to reductions in payroll and related expenses.  Lakeside Segment EBITDA declined $0.6 million primarily related to the revenue declines with expenses increasing by $0.2 million when compared to 2009 primarily due to trial marketing campaigns.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Midwest gross revenues were stable at $143.7 million in 2009 compared to $143.6 million in 2008.  The change in revenues were attributable to increases from our Missouri properties as gross revenues at St. Jo increased by $0.9 million and gross revenues at Mark Twain increased $3.5 million offset by a decrease in revenues at Lakeside of $4.3 million.

Segment EBITDA at the Midwest casinos increased $6.4 million, or 22%, from to $36.2 million in 2009 compared to $29.7 million in 2008.  Revenue increases and costs saving initiatives at the Missouri properties resulted in an overall increase to Segment EBITDA of $4.4 million, while Lakeside Segment EBITDA increased by $2.0 million due to variable cost containment and expense savings initiatives implemented as a result of the revenue declines.

Slot Route

Slot Route revenues contributed 26%, 27% and 29% of the Company’s gross revenues for the years ended December 31, 2010, 2009 and 2008 respectively.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Slot Route gross revenues decreased by $19.1 million, or 9%, from $202.5 million in 2009 compared to $183.4 million in 2010 primarily due to the continuing weak economy in Nevada.  Persistently high unemployment and foreclosure rates in Nevada continue to affect our local customer base and revenues derived from the Slot Route.

Slot Route expenses include fixed space lease payments to our chain store accounts and participation expenses, which represent revenue share arrangements with our street accounts.  Slot Route Segment EBITDA decreased by $10.0 million, or 57%, to $7.7 million in 2010 from $17.7 million in 2009 primarily due to the fixed nature of those expenses against declining revenues.  Overall, the Slot Route segment contributed 10% to the Company’s Segment EBITDA in 2010 compared to 25% in 2009.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Slot Route gross revenues decreased by $43.4 million, or 18%, to $202.5 million in 2010 compared to $245.9 million in 2008 primarily due to adverse economic conditions in Nevada.

Slot Route expenses include fixed space lease payments to our chain store accounts and participation expenses which represent revenue share arrangements with our street accounts.  Slot Route Segment EBITDA decreased by $10.8 million, or 38%, to $17.7 million in 2009 compared to $25.8 million in 2008 primarily due to the fixed nature of these payroll and lease payment expenses and declining revenues.  Overall, the Slot Route segment contributed 25% to the Company’s Segment EBITDA in 2009 compared to 32% in 2008.

Liquidity and Capital Resources

Overview

Our business relies on cash flows from operations as our primary source of liquidity.  We do not currently have access to additional liquidity, if needed, through borrowings under our Credit Agreement.  Our Credit Agreement does permit us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business.  We cannot provide assurance that, if required, we will be able to obtain necessary approval for additional financing under our Credit Agreement.  Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures for refurbishment of some of our properties, acquisition of slot machines and other equipment required to maintain our facilities.  Required principal prepayment on our debt is based on excess cash flow (as defined in the Credit Agreement and described below) calculated at the end of each calendar year.  The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

Our cash flows are affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $59.9 million for the year ended December 31, 2010 compared to net cash provided by operating activities of $50.0 million for the year ended December 31, 2009, and increase of $9.9 million.  Operating cash flows increased in connection with the increase in operating income, offset by approximately $5.9 million in reorganization expenses paid during 2010.

Net cash provided by operating activities was $50.0 million for the year ended December 31, 2009 compared to net used in operating activities of $2.5 million for the year ended December 31, 2008, an increase of $52.5 million.  During the year ended December 31, 2009, the Company paid $8.1 million in interest expense compared to $75.5 million in interest expense in 2008.  Interest payments ceased once the Company filed the Chapter 11 Cases.  During the year ended December 31, 2009, the Company paid approximately $23.7 million in reorganization expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $34.7 million for the year ended December 31, 2010 compared to $20.9 million for the year ended December 31, 2009.  Net cash used in investing activities is primarily comprised of $27.1 million in capital expenditures for the year ended December 31, 2010.  Our primary capital expenditures during the year ended December 31, 2010 included slot machine purchases of $10.8 million, property-level maintenance costs of $13.1 million, and $3.7 million of project-related costs primarily associated with refurbishments at the Primm properties.

Net cash used in investing activities was $20.9 million for the year ended December 31, 2009 compared to $16.0 million for the year ended December 31, 2008.  Net cash used in investing activities for the year ended December 31, 2009, was primarily comprised of capital expenditures of $15.8 million and lease acquisition costs, paid in connection with renewing slot route agreements, of $5.3 million.  Significant capital expenditures for the year ended December 31, 2009 included approximately $5.3 million in new slot machine purchases, $2.7 million in construction costs related to a full service health spa at Primm and approximately $7.7 million spent on maintenance capital expenditures at our properties.

Cash Flows from Financing Activities

Net cash used in financing activities was $38.3 million for the year ended December 31, 2010 compared to $18.0 million for the year ended December 31, 2009.  This was primarily attributable to cash collateral adequate protection payments of $38.3 million paid in 2010 during the pendency of the Chapter 11 Cases.  From February 5, 2010 through December 31, 2010, we were subject to the Cash Collateral Order of the Bankruptcy Court that called for periodic sweeps of cash in excess of $100 million (as defined in the Bankruptcy Order) to be paid to the lenders under the HGI Credit Facility.

Net cash used in financing activities was $18.0 million for the year ended December 31, 2009 compared to $30.0 million in cash provided by financing activities in 2008.  During the year ended December 31, 2008, our financing activity includes $35.9 million in loan proceeds drawn from our available line of credit while 2009 includes $18.0 million in cash paid for reorganization items pursuant to the Chapter 11 proceedings.

Credit Agreement

On December 31, 2010, we entered into the Credit Agreement. The Credit Agreement (i) provides for $350.0 million principal amount of Senior Secured Loans, (ii) is secured by substantially all of our assets and the assets of our existing or subsequently acquired direct or indirect subsidiaries, other than such assets that may not be pledged pursuant to applicable gaming laws, and (iii) is guaranteed by each such subsidiary.  The Senior Secured Loans will bear interest at the rate of, at the Company’s election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%.  Both LIBOR and the alternative base rate are subject to a fixed floor of 3% and 4% respectively.  The principal amount of the Senior Secured Loans is payable on the maturity date, which shall be the earlier of December 31, 2015 or the acceleration of the Senior Secured Loans in accordance with the terms of the Credit Agreement.

The Credit Agreement includes customary covenants and mandatory prepayments based on the Company’s Excess Cash Flow (as defined in the Credit Agreement).  The Company is also required to repay the Credit Agreement with proceeds from sale of assets, certain casualty events (subject repair and replacement rights), equity issuances, debt incurrences and certain extraordinary payments received outside of the ordinary course of business. If prepayment is made, prepayment penalties apply if such prepayment is made (i) prior to the first anniversary of the closing, 3%, (ii) between the first anniversary and the second anniversary of the closing, 2%, and (iii) between the second anniversary and the third anniversary of the closing, 1%.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Contractual Obligations Table

The following table summarizes our contractual obligations as of December 31, 2010.

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
			(in thousands)
Contractual Obligations:
Long Term Debt	$350,000	$—	$—	$350,000	$—
Estimated interest payments (1)	175,000	35,000	70,000	70,000	—
Operating Leases	378,203	59,315	97,802	38,443	182,643
Total contractual cash obligations	$903,203	$94,315	$167,802	$458,443	$182,643

(1)  Estimated interest for variable rate debt is based on rates at December 31, 2010.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources is based on our financial statements.  We prepare our financial statements in conformity with accounting principles generally accepted in the United States.  Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows.

We believe the following items are the critical accounting policies and more significant estimates and assumptions used in the preparation of our financial statements.  These accounting policies conform to the accounting policies contained in our financial statements contained elsewhere in this Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant estimates incorporated into the Company’s consolidated financial statements include:  fair value determination in conjunction with fresh start accounting, reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments.  Actual results could differ from those estimates.

Long-Lived Assets

In accordance with the provisions of ASC Topic 360, the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.  As a result of revenue declines related to our Primm properties, the Company tested these assets for recoverability pursuant to ASC Topic 360 in 2009 and 2010.  The tests resulted in no impairment; however, we will continue to monitor the performance of the Primm properties and, if necessary, continue to update our asset recoverability test under ASC Topic 360.  The Company believes that no impairment of long-lived assets occurred for the years ended December 31, 2010, 2009 and 2008.

Goodwill and Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”).  Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances.  See Note 5, “Goodwill and Other Intangible Assets” of our consolidated financial statements for a discussion of impairment charges related to our goodwill and other intangible assets.

Revenue and Promotional Allowances

In accordance with industry practice, the Company recognizes as gaming revenues the net win from slot route operations, which is the difference between gaming wins and losses.  The Company recognizes total net win from gaming devices as revenues from gaming routes that operate under revenue-sharing arrangements.  Revenue-sharing payments to slot route locations are recorded as costs of slot route operations.  Revenues from casino operations are gaming wins less losses.  Revenues from retail sales are presented net of sales tax.  Revenues from casino operations include the retail value of food and beverage and goods and services provided to customers on a complimentary basis.  Such amounts are then deducted as promotional allowances.  These costs are reclassified out of the respective department into the casino department.

Liabilities in respect of the Company’s player’s club program are recognized as points are earned and are included in the “Other liabilities” line of the Company’s consolidated Balance Sheet.  Expenses in respect of the Company’s player’s club program are included in the “Promotional allowances” line of the Company’s consolidated Statement of Operations.

Income Taxes

Herbst Gaming, LLC has elected to be treated as a partnership for income tax purposes under the provisions of the Internal Revenue Code.  Under those provisions, the owners are liable for income tax on the taxable income of the Company as it affects the owners’ individual income tax returns. Therefore, a provision for income taxes has not been included in the accompanying consolidated financial statements.

The Predecessors elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the owners of HGI paid income taxes on its taxable income. Accordingly, a provision for income taxes is also not included in the Predecessors’ consolidated financial statements.

Recently Issued Accounting Pronouncements

None

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. We do not have any cash or cash equivalents as of December 31, 2010 that are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Credit Agreement. The interest on the term loan under the Credit Agreement is based on the rate of, at the Company’s election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor. At December 31, 2010, the principal amount of the related borrowings under the Credit Agreement was $350.0 million, all of which was subject to variable interest rates. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $3.5 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $350.0 million as of December 31, 2010.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

(a)           Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)           Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The attestation report of the Company’s independent registered public accounting firm is not required in this annual report under the SEC’s rules, which permit the Company to provide only management’s report in this annual report.

(c)           Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers as of March 28, 2011:

Name	Age	Position
David D. Ross	46	Director and Chief Executive Officer
Don R. Kornstein	59	Director, Chairman
Thomas M. Benninger	53	Director
Scott D. Henry	46	Director
Michael Rumbolz	57	Director
Ferenc Szony	55	President
Donna Lehmann	41	Senior Vice President and Chief Financial Officer
Marc H. Rubinstein	49	Senior Vice President, General Counsel and Secretary

David D. Ross has served as our Chief Executive Officer since January 7, 2011.  Prior to his appointment as our Chief Executive Officer, Mr. Ross served as the Chief Operating Officer/Gaming and as a member of the Office of the Chief Executive Officer for HGI, a predecessor of the Company.  Prior to joining HGI, Mr. Ross spent 25 years with Coast Casinos, a division of Boyd Gaming Corp., serving in a variety of management positions.  Most recently he served as Coast Casinos’ Chief Operating Officer from 2004-2008.  Mr. Ross earned a B.A. in Business Management and a M.S. in Hotel Administration from the University of Nevada, Las Vegas.

Mr. Ross was selected to be a member of the Board of Directors because of his extensive leadership experience at Coast Casinos and extensive experience in developing and operating gaming and hospitality properties in Las Vegas.  Mr. Ross’s particular qualifications and operational, financial and strategic skills strengthen the Board of Directors’ collective knowledge and capabilities.

Don R. Kornstein has served as a Director and Chairman of the Board of Directors of the Company since December 31, 2010.  Mr. Kornstein founded and has served as the managing member of the strategic, management and financial consulting firm Alpine Advisors, LLC since March 2002.  Mr. Kornstein currently serves as a non-executive director on the board of Gala Coral Group, a gaming company based in the United Kingdom.  From June 2008 to October 2010, Mr. Kornstein served as a Director of Circuit City Stores, Inc.  From August 2006 to July 2008, Mr. Kornstein served as Chair of the board of directors of Bally Total Fitness Corporation (“Bally”) as well as Chief Restructuring Officer from May 2007 to October 2007, during which time Mr. Kornstein structured and implemented a pre-packaged plan of reorganization pursuant to Chapter 11 of the Bankruptcy Code, which was a prerequisite to a purchaser’s acquisition of Bally.  While at Bally, Mr. Kornstein was also the Chair of the CEO search committee, Chair of the compensation committee and member of the audit committee and the nominating/corporate governance committee.  From July 2006 to August 2008, Mr. Kornstein served, with Mr. Rumbolz, as a Director of Cash Systems, Inc., a public company that provides cash checking, credit and debit card cash advance, and ATM solutions principally to the gaming industry.  In addition, Mr. Kornstein served as a co-advisor to Cash Systems, Inc. in connection with the sale of Cash Systems, Inc. to a strategic buyer in August 2008.  From July 2003 to March 2005, Mr. Kornstein served as a Director of Shuffle Master, Inc. (“Shuffle Master”), a public company that develops, manufactures and markets automatic card shufflers for use with card based table games.  While serving as a Director of Shuffle Master, Mr. Kornstein also served as a member of the audit, compensation and governance committees.  From September 1994 to April 2000, Mr. Kornstein served as Chief Executive Officer, President and Director of Jackpot Enterprises, Inc., a company listed on the New York Stock Exchange (“NYSE”) engaged in the gaming industry through the operation of over 5,000 devices in a variety of retail establishments and casinos.  From 1977 until 1994, Mr. Kornstein was an investment banker and Senior Managing Director of Bear, Stearns & Co. Inc.  Mr. Kornstein earned his B.A. from the University of Pennsylvania and his M.B.A. from Columbia University Graduate School of Business.

Mr. Kornstein was selected to be Chairman of the Board of Directors based on the depth and breadth of his restructuring, casino and slot management experiences.  Mr. Kornstein is particularly skilled in identifying opportunistic refinancing opportunities and implementing restructurings.  Together with his knowledge of corporate strategy and shareholder value enhancement, Mr. Kornstein’s qualifications strengthen the Board of Director’s collective knowledge and capabilities.

Thomas M. Benninger has served as a Director of the Company since December 31, 2010.  From June 2008 to March 2010, Mr. Benninger served as Chairman of the Board of Managers of Tropicana Entertainment Holdings, LLC.  From January 2009 to December 2010, Mr. Benninger served as a member of the Board of Directors of Squaw Valley Ski Corporation.  Mr. Benninger is currently serving as a director of the DAPER Investment Fund, a co-investment fund with the Stanford Management Company for the benefit of the Stanford University Athletic Department. Mr. Benninger is a founding managing general partner of Global Leveraged Capital (“GLC”), a private merchant banking firm which manages institutional credit investment funds and provides restructuring advisory services to creditors, debtors and sponsors.  Prior to forming GLC, from 2001 to 2006 Mr. Benninger was Global Head of Restructuring and Head of the Growth Capital Group at UBS Investment Bank (“UBS”).  He also served on the UBS North American Executive Management Committee. Prior to UBS, Mr. Benninger was Head of Restructuring for Donaldson, Lufkin and Jenrette / CSFB from 1994 to 2001; prior to that, he held similar positions at Smith Barney and Drexel Burnham Lambert.  He was a Manager in the Audit and Accounting division of Arthur Andersen & Co. and is a CPA.  Mr. Benninger earned his B.A. and M.B.A. from Stanford University and holds a gaming license in Nevada, Mississippi, Missouri, Iowa and Louisiana.

Mr. Benninger was selected to be a member of the Board of Directors because of his particular knowledge and expertise in a number of areas including finance, restructuring and management of gaming companies.  Mr. Benninger’s experience on various boards, including the board of a recently reorganized casino, provides the Board of Directors with valuable insight.  In addition, his prior experience as an investment banker specializing in restructuring will strengthen the Board of Director’s collective knowledge and capabilities.

Scott D. Henry has served as a Director of the Company since December 31, 2010. Since October, 2010, Mr. Henry has held the position of Executive Vice President and Chief Financial Officer of Borders Group, Inc., a company which operates the second largest chain of book-based retail stores in the U.S.  Borders Group, Inc. filed for protection under Chapter 11 of the Bankruptcy Code in February 2011.  Previously, Mr. Henry served in senior executive roles at Las Vegas Sands Corp. (“Las Vegas Sands”), a NYSE-listed company engaged in the operation and development of integrated gaming-hotel resorts in Las Vegas, Nevada and Bethlehem, Pennsylvania in the US, and in Macau, SAR China and Singapore in Asia from September 2004 to April 2009.  He held the position of Senior Vice President-Finance from June 2006 to April 2009, and Chief Financial Officer and Senior Vice President from September 2004 to June 2006.  During his tenure at Las Vegas Sands, Mr. Henry was responsible for all aspects of corporate finance, including raising capital and financing activities, as well as all investor, Wall Street and financial community relationships and communications.  Mr. Henry was also jointly responsible for all treasury functions (including cash management), and all financial planning, budgeting and analysis of existing operations and business development opportunities.  Prior to joining Las Vegas Sands Corp., Mr. Henry was an investment banker for over 17 years and was responsible for providing strategic advisory, capital raising and financing services to businesses in the Gaming, Hospitality and Leisure, Telecommunications, Media and Technology and Real Estate industries.  He held the title of Managing Director in the investment banking department at ABN Amro, ING Barings and Prudential Securities, and held the title of Vice President of investment banking at Salomon Brothers Inc.  Mr. Henry earned his B.S. from Syracuse University School of Management and has been granted gaming licenses in Nevada and Pennsylvania.

Mr. Henry was selected to be a member of the Board of Directors because of his particular knowledge and experience in a number of areas, including, financial planning and analysis, capital markets and operating and developing gaming and hospitality properties.  Mr. Henry also brings to the Board of Directors extensive experience in corporate finance and business development.  Together with his various leadership positions at companies in the gaming and hospitality and investment banking industries, Mr. Henry’s qualifications and skills strengthen the Board of Director’s collective knowledge and capabilities.

Michael Rumbolz has served as a Director of the Company since December 31, 2010.  Mr. Rumbolz is a Managing Director of Acme Gaming, LLC, a consulting company providing development, merger, acquisition, strategic planning, legal and compliance services to various businesses.  Currently, Mr. Rumbolz is also a member of the Board of Directors of Global Cash Access, (GCA-NYSE) a provider of cash access products and related services for the gaming industry.  Mr. Rumbolz is also serving as a member of the Management Committee of Seminole Hard Rock International, LLC and is Chair of its Compensation and Governance Committee.  Mr. Rumbolz is also a member of the Board of Trustees of the non-profit Nathan Adelson Hospice and Chair of the board of its Center for Compassionate Care.  Since January 2000, Mr. Rumbolz has served as a member of the board of directors of Employers Insurance Group, (EIG-NYSE), where he has served as Chair of the Finance Committee and currently serves as Chair of its Compensation Committee.  From January 2005 to September 2008, Mr. Rumbolz served as Chair and Chief Executive Officer of Cash Systems, Inc. (CKNN-Nasdaq) and provider of cash access services to the casino industry, during the same period that Mr. Kornstein served as a Director of Cash Systems, Inc.  From May 2000 to July 2001, Mr. Rumbolz was appointed and served as Vice Chair of the board of directors of Casino Data Systems (CSDS-Nasdaq) and from June 1995 to March 2000, he held the positions of President and Chief Executive Officer at Anchor Gaming, (SLOT-Nasdaq).  From late 1992 until June 1995, Mr. Rumbolz served as Director of Corporate Development for Circus Circus Enterprises, Inc.  From 1989 to early 1992, Mr. Rumbolz served in various executive positions for Trump Casinos.  Mr. Rumbolz also held certain government positions that dealt with the gaming regulatory system, including Chief Deputy Attorney General for Southern Nevada in 1983 and from 1984-1988 was the board member in charge of the Enforcement and Special Investigations Division of the Nevada State Gaming Control Board and later as the Chairman and Executive Director for the agency.  Mr. Rumbolz earned his B.A. and graduated with honors from the University of Nevada, Las Vegas and earned a J.D. from the University of Southern California.  Mr. Rumbolz has also previously held gaming licenses in over 130 state, provincial, tribal and local jurisdictions, including Nevada, Iowa and Missouri.

Mr. Rumbolz was selected to be a member of the Board of Directors due to his extensive gaming and regulatory experience, including his position as Chief Deputy Attorney General for Southern Nevada and his roles as both Member and Chairman of the State of Nevada Gaming Control Board.  In addition, Mr. Rumbolz also brings to the Board of Directors expertise in business development and strategic planning.  Together with his experience as an executive officer at various gaming and hospitality properties, Mr. Rumbolz’s qualifications and skills strengthen the Board of Director’s collective knowledge and capabilities.

Ferenc Szony has served as President of the Company since January 7, 2011.  Mr. Szony previously served as President of HGI, a predecessor to the Company, since January 2007.  Prior to joining HGI, Mr. Szony served as President and Chief Executive Officer of the Sands Regency Casino Hotel from 1997 until its acquisition by HGI in January 2007.  Prior to joining the Sands, Mr. Szony served in several executive positions within the Hilton Hotels Corporation, last serving as President of the Reno Hilton Resort from 1994 to 1997.

Donna Lehmann has served as Senior Vice President and Chief Financial Officer of the Company since January 7, 2011.  Prior to her appointment as our Senior Vice President and Chief Financial Officer, Ms. Lehmann served as treasurer for BH/RE, L.L.C., parent company of OpBiz, LLC (the licensed operator of Planet Hollywood Resort and Casino), and as Chief Financial Officer of OpBiz, LLC, each from 2004 to 2010.  Prior to joining Planet Hollywood, Ms. Lehmann was the Vice President of Finance of Aladdin Gaming, LLC from 2001 through 2004.  Prior to joining the Aladdin, Ms. Lehmann held several progressive positions with Showboat Operating Company, ending with Controller in 1998.  Ms. Lehmann worked for Arthur Andersen, LLP from 1998 through 2000 as a Senior Auditor.  Ms. Lehmann graduated from Hofstra University with a Bachelor of Business Administration and is a Certified Public Accountant in the State of Nevada.

Marc H. Rubinstein has served as Senior Vice President, General Counsel and Secretary of the Company since February 16, 2011.  Prior to his joining the Company, and since July 2008, Mr. Rubinstein served as Senior Vice President, Law and Administration, and Secretary for Tropicana Entertainment, Inc.  Prior to joining Tropicana Entertainment, Inc., Mr. Rubinstein held similar positions with other casino gaming companies, including as Senior Vice President and General Counsel for Cosmopolitan Resort & Casino, Las Vegas, from 2006 through 2008, Wynn Resorts, Limited, from 2000 through 2006, and the Nevada properties of Caesars World, Inc., from 1992 through 2000, including Caesars Palace, Caesars Tahoe, and the Desert Inn, during which time he oversaw the legal affairs of the companies.  Mr. Rubinstein began his career with the Las Vegas law firm of Lionel Sawyer & Collins after graduating magna cum laude with a Bachelor of Science from Duke University and receiving a J.D. from New York University School of Law.

Our executive officers are appointed by our Board of Directors and serve until their successors have been duly elected and qualified or their earlier resignation or removal.  There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed.  To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the past fiscal year, all Section 16(a) filing requirements applicable to our officers and directors were met.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to the senior management of the Company, including our principal executive officer, principal financial officer and our principal accounting officer.  We have also adopted a Code of Ethics for Senior Financial Officers applicable to our principal executive officer, principal financial officer and our Comptroller.  Copies of the Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are attached as an exhibit to this Annual Report on Form 10-K. We expect that any amendments to the Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers, or any waivers of such policies’ requirements, will be disclosed on our website at www.herbstgaming.com.

Audit Committee Matters

Our audit committee (the “Audit Committee”) is currently comprised of Mr. Henry, Mr. Benninger and Mr. Rumbolz, with Mr. Henry serving as Chairman.  Each of the members was appointed to serve on the Audit Committee in January 2011.  Each of the members of the Audit Committee meets the applicable independence rules and regulations of the New York Stock Exchange and the SEC.  Our Board of Directors has determined that Mr. Henry is an “audit committee financial expert” under applicable SEC rules and regulations.

Risk Assessment in Compensation Programs

Following the completion of a risk assessment of our compensation programs applicable to all employees, we have concluded that the design and operation of our compensation programs do not provide our employees with incentive to engage in business activities or other actions that would threaten the value of our company or the investment of our stockholders.  We have also concluded that any risks associated with our compensation programs are not reasonably likely to have a material adverse effect on our company.  This assessment consisted of a review of program policies and practices, determinations as to the sufficiency of risk identification, and determinations as to our ability to manage significant risks arising from such programs.

ITEM 11.       EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that are paid or awarded to, or earned by, our named executive officers, or NEOs, who consist of our principal executive officer, principal financial officer, and the three other most highly compensated executive officers.  For 2010, our named executive officers were:

•                  David D. Ross, current Chief Executive Officer and former Chief Operating Officer/Gaming;

•                  Ferenc Szony, President;

•                  Donna Lehmann, Senior Vice President and Chief Financial Officer;

•                  Michael Starr, General Manager - Primm Resorts; and

•                  Alex “Sandee” Cruden, Vice President of Slot Route Operations.

Historical Compensation Decisions

Herbst Gaming, LLC was formed in March 2010 for the purposes of acquiring certain assets of Predecessor and certain of its subsidiaries pursuant to the Bankruptcy Plan.  As a result, we do not have a history of executive officer compensation practices for the preceding fiscal years.  In addition, until December 31, 2010, the employees and executive officers did not receive any compensation.  On December 31, 2010, certain employees of Predecessor became our employees and we began to pay those employees, including the relevant executive officers, substantially the same compensation that they were paid by Predecessor.

The following discussion therefore reflects the policies and decision-making processes in effect at Predecessor prior to December 31, 2010.  The compensation paid to the executive officers of Predecessor is not necessarily indicative of how we will compensate our executive officers, as we have not yet determined what changes, if any, we will make to these policies and processes.

Executive Compensation Philosophy and Objectives

Predecessor’s compensation program was designed to promote and reward leadership and commitment, in addition to performance improvement, with a focus on growth and productivity to drive financial performance.  The main components of Predecessor’s executive compensation program included base salary, annual incentives and broad-based retirement, health and welfare employee benefits, subject to the terms and conditions of each benefit program.  Predecessor’s compensation program was designed to remain competitive with market practices, which is necessary to attract and retain talented executives.  Predecessor’s compensation program did not include an equity component because Predecessor’s Chief Executive Officer and Executive Vice Presidents collectively owned all of the outstanding stock of Predecessor.

Compensation Program Design

Each year the Chief Executive Officer of Predecessor evaluated the performance of the other named executive officers and made recommendations to the executive committee with respect to compensation, including recommendations regarding base salary levels and targets under a bonus plan and, as they related to named executive officers, an incentive plan, as applicable.  The executive committee would take these recommendations under advisement, but also conduct its own independent review of the Chief Executive Officer of Predecessor and the other named executive officers prior to determining base salary increases and target incentive payments.  Moreover, the administration of the bonus plan and incentive plan and the actual declaration of any cash bonus payments under the bonus plan and incentive plan had to be approved by the entire board of directors of Predecessor, including the independent directors.

Elements of Compensation Program

Predecessor’s compensation program for executive officers was primarily comprised of a base salary, annual incentives and employee benefits broadly available to all employees of Predecessor.

Base Salary.  Predecessor provided its named executive officers and other employees with a base salary that it believed was competitive and that corresponded and fairly related to their status and accomplishments, both professionally and within its industry.  Individual base salaries were established based upon the executive officers’ historical performance, anticipated future contribution to Predecessor, competitive compensation levels and other subjective factors.

Predecessor entered into an employment agreement with Mr. Ross, at the time its Chief Operating Officer/Gaming and a member of the Office of the Chief Executive Officer, in February 2010, effective January 1, 2010, in which Predecessor agreed to pay him an annual base salary of $600,000.  Mr. Ross’ employment agreement expired on December 31, 2010.  On January 11, 2011, we entered into an employment offer letter agreement, executive severance agreement and duty of loyalty agreement with Mr. Ross in connection with Mr. Ross’s appointment as our Chief Executive Officer on January 7, 2011.  Effective January 1, 2011, Mr. Ross’s base salary was set at $600,000 pursuant to his new employment agreement.

Predecessor entered into an employment agreement with Mr. Szony, at the time its President, in March 2008.  Mr. Szony’s employment agreement provided for an initial annual base salary of $500,000, which was subject to annual increases of five percent, and expired on December 31, 2010.  We assumed Mr. Szony’s employment agreement in connection with our acquisition of certain assets of Predecessor pursuant to the Bankruptcy Plan.  As of January 1, 2011, Mr. Szony’s base salary was $551,250.

Annual Incentives.  Predecessor offered annual incentive awards for its executive officers in the form of incentive-based annual bonuses.  Predecessor’s Chief Executive Officer and Executive Vice Presidents were eligible for discretionary, incentive-based annual bonuses under the incentive plan.  Additionally, Predecessor’s President, Chief Operating Officer, Chief Financial Officer and General Counsel were eligible for incentive-based annual bonuses under the incentive plan.  The target payment under the incentive plan was 75% of the participant’s base salaries.  The incentive plan for the participating named executive officers was divided into four components, weighted for workload, milestones, earnings before interest, taxes, depreciation, amortization and restructuring, or EBITDAR, and operating profit margin. Based upon achievement of the above noted components as calculated under the incentive plan, each of our named executive officers, except for Ms. Lehmann, received a bonus in the amount set forth in the Summary Compensation Table.

Severance Benefits.  Predecessor’s employment agreements with its Chief Executive Officer, President, Chief Financial Officer and General Counsel provided that in the event Predecessor chose to terminate the executive’s employment for any reason other than “cause” (as defined below in “— Potential Payments Upon Termination or Change in Control”), the executive would receive a severance payment equal to one year’s salary.  Predecessor’s employment agreement with its Chief Operating Officer/Gaming provided that in the event that Predecessor chose to terminate the executive’s employment for any reason other than “cause”, the executive would receive a severance payment equal to the remainder of the term of his employment agreement.  Predecessor’s executive committee provided these severance benefits because it believed it was important for both recruitment and retention purposes to provide certain named executive officers with some measure of financial security in the event of an involuntary termination.

Other Benefits.  In order to attract, retain and pay market levels of compensation, Predecessor aimed to provide benefits to its named executive officers that were consistent with market practices.  These market practices were reviewed based on a survey of current compensation trends in the market.  The board of directors hired Xroads Management Consulting to perform a full review of executive compensation practices in October 2009.  The market practices include broad-based retirement, health and welfare employee benefits, subject to the terms and conditions of each benefit program.  Predecessor’s named executive officers were eligible to participate in these benefits on the same basis as other full-time employees.  In addition, Predecessor provided each named executive officer with an automobile or auto allowance.  This perquisite was provided because Predecessor’s Southern Nevada properties were geographically distant from one another and the cost represented a small fraction of the total compensation of each named executive officer.  Automobile allowance payments are included in All Other Compensation in the table below.

Employment Agreements and Severance and Change in Control Benefits

We have entered into an employment agreement that contains severance benefits and change in control provisions with each of our named executive officers, the terms of which are described under the heading “— Potential Payments Upon Termination or Change in Control.”  We believe these severance and change in control benefits are essential elements of our executive compensation package and assist us in recruiting and retaining talented individuals.

Summary Compensation Table

The following table sets forth information regarding compensation for Predecessor’s named executive officers who will continue as our named executive officers for services rendered to Predecessor, as well as our principal financial officer, for the three fiscal years ended December 31, 2010.

Name and Principal Position	Year	Salary ($)		Non-Equity Incentive Plan Compensation (1)		All Other Compensation ($)(2)		Total ($)
David D. Ross(3)	2010		$600,000		$450,000		$26,000		$1,076,000
Chief Executive Officer	2009		$350,769		$100,000		$—		$450,769

Donna Lehmann(4)	2010		$—		$—		$—		$—
Senior Vice President and Chief Financial Officer

Ferenc Szony(5)	2010		$568,470		$413,438		$—		$981,908
President	2009		$525,000		$173,438		$—		$698,438
	2008		$489,560		$206,559		$—		$696,119

Alex “Sandee” Cruden	2010		$412,850		$—		$18,000		$430,850
Vice President of Slot Route Operations	2009 2008	$ $	424,633 410,841	$ $	10,000 12,839	$ $	18,693 18,000	$ $	453,326 441,680

Michael Starr	2010		$300,363		$150,000		$16,800		$467,163
Executive Vice President and General Manager - Terrible’s Primm Valley Resorts and Casinos	2009 2008	$ $	311,172 193,846	$ $	40,500 116,014	$ $	17,446 10,855	$ $	369,118 320,715

(1)          Represents bonus payments under Predecessor’s incentive plan.

(2)          The “All Other Compensation” column for 2010 includes automobile allowances paid to NEO’s.

(3)          Mr. Ross was appointed Chief Executive Officer on January 7, 2011, effective December 31, 2010.  Amounts earned during the fiscal year ended December 31, 2010 and 2009 were earned in his capacity as Chief Operating Officer/Gaming and as a member of the Office of the Chief Executive Officer for Predecessor.

(4)         Ms. Lehmann was appointed Senior Vice President and Chief Financial Officer on January 7, 2011, effective December 31, 2010.

(5)          Mr. Szony was appointed President on January 7, 2011.  Mr. Szony previously served as President of Predecessor since January 2007. Mr. Szony’s base salary as of December 31, 2010 was $551,250.  Due to a change in payroll processing during 2010, Mr. Szony cash compensation for the year was $568,470.

Potential Payments Upon Termination or Change in Control

The information below describes and quantifies certain compensation that would become payable under Messrs. Ross’s and Szony’s employment agreements if, as of December 31, 2010, their employment with us had been terminated.  Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different.  Factors that could affect these amounts include the timing during the year of any such event.

David D. Ross

The employment agreement with Mr. Ross, as Predecessor’s Chief Operating Officer/Gaming, provided that in the event that Predecessor chose to terminate him for any reason other than “cause,” he would receive a severance payment equal to the remainder of the term of his agreement.

“Cause” was defined in the agreement as: (i) the conviction of, or judgment against, the executive by a civil or criminal court of competent jurisdiction for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (ii) the indictment of the executive by a state or federal grand jury of competent jurisdiction or the filing of a criminal complaint or information, for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iii) the confession by the executive of embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iv) the payment (or, by the operation solely of the effect of a deductible, the failure of payment) by a surety or insurer of a claim under a fidelity bond issued for the benefit of Predecessor reimbursing Predecessor for a loss due to the wrongful act, or wrongful omission to act, of the executive; (v) the denial, revocation or suspension of a license, qualification or certificate of suitability to the executive by any of the Gaming Authorities (as defined in the employment agreements); and (vi) any action or failure to act by the executive that Predecessor reasonably believes, as a result of a communication or action by the Gaming Authorities or on the basis of consultations with its gaming counsel and/or other professional advisors, will likely cause any of the Gaming Authorities to:  (A) fail to license, qualify and/or approve Predecessor to own and operate a gaming business; (B) grant any such licensing, qualification and/or approval only upon terms and conditions that are unacceptable to Predecessor; (C) significantly delay any such licensing, qualification and/or approval process; or (D) revoke or suspend any existing license.

On January 11, 2011, we entered into an employment offer letter agreement, executive severance agreement and duty of loyalty agreement (collectively, “Ross Employment Agreements”) with Mr. Ross in connection with Mr. Ross’s appointment as our Chief Executive Officer on January 7, 2011.  Pursuant to the Ross Employment Agreements, we have agreed to employ Mr. Ross for a three year term with an effective commencement date of December 31, 2010.  The Ross Employment Agreements provide for a base salary of $600,000 per year, and an annual bonus of up to 150% of base salary based on our actual performance with respect to specified objectives for the applicable fiscal year.  Following the adoption of the Herbst Gaming, LLC 2011 Long-Term Incentive Plan, Mr. Ross will be granted options to purchase a number of common units of the Company equal to one percent (1%) of the outstanding common units of the Company and a number of restricted stock units of the Company equal to one percent (1%) of the outstanding common units of the Company.  The options and restricted stock units will vest in equal installments on each of the three anniversaries of the effective date of Mr. Ross’ employment offer letter agreement, with 50% of the options and restricted stock units vesting based on performance objectives and 50% of the options and restricted stock units vesting based on Mr. Ross’s continued service with the Company.  The Ross Employment Agreements also provide certain other benefits and perquisites in addition to those made available to the Company’s management generally, including payment of an automobile allowance in the amount of $2,167.00 per month for Mr. Ross during the term of his employment.

In the event of termination of the Ross Employment Agreements by the Company for “cause”, or by Mr. Ross due to death, disability or resignation, the Ross Employment Agreements provide that he will receive (i) earned but unpaid base salary, (ii) accrued and unused vacation days, (iii) reimbursement for incurred but unpaid expenses, and (iv) vested rights to other benefits (the benefits in the foregoing clauses (i) — (iv), the “Termination Payments”).  In the event of termination of the Ross Employment Agreement by the Company without “cause” or by Mr. Ross for good reason, the Ross Employment Agreements provide that he will receive (a) the Termination Payments, (b) the continued payment of his base salary until December 31, 2013, (c) continued medical coverage under the Company’s group medical plan and (d) accelerated vesting of his options and restricted stock units.  One hundred percent (100%) of Mr. Ross’s unvested options and restricted units that vest based on his continued employment with the company will immediately become fully vested if the Ross Employment Agreements are terminated by the Company without “cause” or by Mr. Ross for “good reason”.  Additionally, if Mr. Ross is terminated by the Company without “cause” or by Mr. Ross for “good reason” prior to the end of the term, the Ross Employment Agreements provide that he will also be entitled to (i) any bonus payable pursuant to the Ross Employment Agreements for the calendar year in which the termination occurs if the specified objectives established for the calendar year are met as of December 31 of that year and (ii) if Mr. Ross is determined to have earned the bonus with respect to the calendar year in which termination occurs, then one hundred percent (100%) of his then unvested options and restricted stock that would have vested based on the performance objectives with respect to such calendar year will become fully vested.

Mr. Ross has agreed to certain restrictive covenants during the term of his employment and for specified periods following termination, including but not limited to not divulging confidential information, assigning all intellectual property conceived or developed by Mr. Ross during the term of his employment, noninterference with business relationships, noncompetition and nonsolicitation.  Mr. Ross cannot engage in competition with the Company or own any interest in or perform any services for any business engaged in competition with the Company in the specified restricted area for a period of at least twelve months after the termination of his employment with the Company.

The table below provides an estimate of the value of the compensation and benefits due to our Chief Executive Officer in the event of: (i) a termination by the Company for cause or by Mr. Ross without good reason; (ii) death or disability; (iii) a change in control; or (iv) a termination by the Company without cause or by Mr. Ross for good reason.  The amounts shown assume that specified event was effective as of December 31, 2010.  The actual amounts to be paid can only be determined at the time of the termination of employment or change in control, as applicable.

	Termination for Cause or Voluntary Termination	Death or Disability	Change in Control	Termination Without Cause or for Good Reason
Cash severance base salary	$76,153	$1,876,153	$1,876,153	$1,876,153
Health benefits continuation (1)	—	—	—	—
Total	$76,153	$1,876,153	$1,876,153	$1,876,153

(1)          Mr. Ross would continue to receive Company paid health benefits if terminated without cause.

Ferenc Szony

In March 2008, Mr. Szony and Predecessor entered into an employment agreement.  Mr. Szony’s employment agreement provided for an initial annual base salary of $500,000, which is subject to annual increases of five percent.  The employment agreement also entitled Mr. Szony to participation in our employee benefit plans and reimbursement of reasonable out-of-pocket business expenses.  We assumed Mr. Szony’s employment agreement in connection with our acquisition of certain assets of Predecessor pursuant to the Bankruptcy Plan.  Mr. Szony’s employment agreement is automatically renewed for successive one year periods each December 31 unless it is earlier terminated or either party notifies the other party in writing at least 60 days prior to the otherwise scheduled expiration date of the employment agreement.

The employment agreement provides that in the event of Mr. Szony’s death or disability, Mr. Szony is entitled to receive, in the case of his death, his then current salary for a period of twenty-four months, or, in the case of his disability, his then current salary through the date of the determination of his disability, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

In the event we choose to terminate his employment for “cause,” the employment agreement provides that Mr. Szony would be entitled to receive his then current salary through the date of termination, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

In the event we choose to terminate his employment without “cause,” the employment agreement provides that Mr. Szony would be entitled to receive a payment equal to one year’s salary either in monthly installments over a one year period or a lump sum payment, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

In the event Mr. Szony voluntarily terminates his employment, the employment agreement provides that Mr. Szony would be entitled to receive his then current salary through the date of termination, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

Under his employment agreement, “cause” is defined as: (i) the conviction of, or judgment against, the executive by a civil or criminal court of competent jurisdiction for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (ii) the indictment of the executive by a state or federal grand jury of competent jurisdiction or the filing of a criminal complaint or information, for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iii) the confession by the executive of embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iv) the payment (or, by the operation solely of the effect of a deductible, the failure of payment) by a surety or insurer of a claim under a fidelity bond issued for the benefit of us reimbursing us for a loss due to the wrongful act, or wrongful omission to act, of the executive; (v) the denial, revocation or suspension of a license, qualification or certificate of suitability to the executive by any of the Gaming Authorities (as defined in the employment agreements); and (vi) any action or failure to act by the executive that we reasonably believe, as a result of a communication or action by the Gaming Authorities or on the basis of consultations with our gaming counsel and/or other professional advisors, will likely cause any of the Gaming Authorities to:  (A) fail to license, qualify and/or approve us to own and operate a gaming business; (B) grant any such licensing, qualification and/or approval only upon terms and conditions that are unacceptable to us; (C) significantly delay any such licensing, qualification and/or approval process; or (D) revoke or suspend any existing license.

The table below provides an estimate of the value of the compensation and benefits due to our President in the event of: (i) a termination by the Company for cause or a voluntary termination; (ii) death or disability; (iii) a change in control; or (iv) a termination by the Company without cause. The amounts shown assume that specified event was effective as of December 31, 2010. The actual amounts to be paid can only be determined at the time of the termination of employment or change in control, as applicable.

	Termination for Cause or Voluntary Termination	Death or Disability	Change in Control	Termination Without Cause
Cash severance base salary	$69,965	$621,215	$621,215	$621,215
Health benefits continuation (1)	—	—	—	—
Total	$69,965	$621,215	$621,215	$621,215

(1) Mr. Szony would continue to receive Company paid health benefits if terminated without cause.

Donna Lehmann

On January 11, 2011, the Company also entered into an employment offer letter agreement, executive severance agreement and duty of loyalty agreement (collectively, “Lehmann Employment Agreements”) with Ms. Lehmann in connection with Ms. Lehmann’s appointment as Senior Vice President and Chief Financial Officer.  Pursuant to the Lehmann Employment Agreements, the Company has agreed to employ Ms. Lehmann for a term of one year with an effective commencement date of December 31, 2010.  The Lehmann Employment Agreements provide for a base salary of $250,000 per year, and an annual bonus of at least 20% of her base salary and up to 50% of her base salary determined based on (i) the Company’s actual performance with respect to specified objectives for the applicable fiscal year and (ii) Ms. Lehmann’s performance.  Ms. Lehmann will be permitted to participate in the Herbst Gaming, LLC 2011 Long-Term Incentive Plan, once adopted.  The Lehmann Employment Agreements also provide certain other benefits and perquisites in addition to those made available to the Company’s management generally, including reimbursement for Ms. Lehmann’s professional education and CPA licensing fees during the term of her employment.

In the event of termination of the Lehmann Employment Agreements by the Company for “cause”, or by Ms. Lehmann due to death, disability or resignation, the Lehmann Employment Agreements provide that she will receive Termination Payments (as defined above).  In the event of termination of the Lehmann Employment Agreements by the Company without “cause”, the Lehmann Employment Agreements provide that she will receive (a) the Termination Payments, (b) the continued payment of her base salary until December 31, 2011, (c) continued medical coverage under the Company’s group medical plan and (d) the guaranteed 20% bonus payable to her pursuant to the Lehmann Employment Agreements.

Pursuant to the Lehmann Employment Agreements, Ms. Lehmann has agreed to certain restrictive covenants during the term of her employment and for specified periods following termination, including but not limited to not, divulging confidential information, assigning all intellectual property conceived or developed by Ms. Lehmann during the term of her employment, noninterference with business relationships, noncompetition and nonsolicitation.  Ms. Lehmann cannot engage in competition with the Company or own any interest in or perform any services for any business engaged in competition with the Company in the specified restricted area during any period in which Ms. Lehmann is receiving severance payments from the Company.

The table below provides an estimate of the value of the compensation and benefits due to our Senior Vice President and Chief Financial Officer in the event of: (i) a termination by the Company for cause or by Ms. Lehmann without good reason; (ii) death or disability; (iii) a change in control; or (iv) a termination by the Company without cause or by Ms. Lehmann for good reason.  The amounts shown assume that specified event was effective as of December 31, 2010.  The actual amounts to be paid can only be determined at the time of the termination of employment or change in control, as applicable.

	Termination for Cause or Voluntary Termination	Death or Disability	Change in Control	Termination Without Cause or for Good Reason
Cash severance base salary	$—	$—	$300,000	$300,000
Health benefits continuation (1)	—	—	—	—
Total	$	$—	$300,000	$300,000

(1)          Ms. Lehmann would continue to receive Company paid health benefits if terminated without cause.

Michael Starr

In July 2008, Mr. Starr, the General Manager of our Primm properties, and a subsidiary of Predecessor entered into an employment agreement, effective January 1,  2008 and commencing April 23, 2008.   Mr. Starr’s employment agreement provided for an initial annual base salary of $300,000 and an annual target bonus up to 60% of base salary.  The employment agreement also entitled Mr. Starr to participation in  our employee benefit plans and reimbursement of reasonable out-of-pocket business expenses.  Primm assumed Mr. Starr’s employment agreement in connection with our acquisition of certain assets of Predecessor pursuant to the Bankruptcy Plan.  Mr. Starr’s employment agreement will expire on April 22, 2011 and we have notified him that it will not be renewed.

The employment agreement provides that in the event of Mr. Starr’s death or disability, Mr. Starr is entitled to receive, in the case of his death, his then current salary for a period of twelve months, or, in the case of his disability, his then current salary through the date of the determination of his disability, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

In the event we choose to terminate his employment for “cause,” the employment agreement provides that Mr. Starr would be entitled to receive his then current salary through the date of termination, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

In the event we choose to terminate his employment without “cause,” the employment agreement provides that Mr. Starr would be entitled to receive a payment equal to one year’s salary either in monthly installments over a one year period or a lump sum payment, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

In the event Mr. Starr voluntarily terminates his employment, the employment agreement provides that Mr. Starr would be entitled to receive his then current salary through the date of termination, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

Under his employment agreement, “cause” is defined as: (i) the conviction of, or judgment against, the executive by a civil or criminal court of competent jurisdiction for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (ii) the indictment of the executive by a state or federal grand jury of competent jurisdiction or the filing of a criminal complaint or information, for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iii) the confession by the executive of embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iv) the payment (or, by the operation solely of the effect of a deductible, the failure of payment) by a surety or insurer of a claim under a fidelity bond issued for the benefit of us reimbursing us for a loss due to the wrongful act, or wrongful omission to act, of the executive; (v) the denial, revocation or suspension of a license, qualification or certificate of suitability to the executive by any of the Gaming Authorities (as defined in the employment agreements); (vi) executive’s failure to abide by our policies and procedure, misconduct, insubordination, inattention to our business, failure to perform the duties required of executive up to the standards established by our senior management or other material breach of the employment agreement; and (vii) any action or failure to act by the executive that we reasonably believe, as a result of a communication or action by the Gaming Authorities or on the basis of consultations with our gaming counsel and/or other professional advisors, will likely cause any of the Gaming Authorities to:  (A) fail to license, qualify and/or approve us to own and operate a gaming business; (B) grant any such licensing, qualification and/or approval only upon terms and conditions that are unacceptable to us; (C) significantly delay any such licensing, qualification and/or approval process; or (D) revoke or suspend any existing license.

The table below provides an estimate of the value of the compensation and benefits due to Mr. Starr, our General Manager — Primm properties, in the event of: (i) a termination by the Company for cause or a voluntary termination; (ii) death or disability; (iii) a change in control; or (iv) a termination by the Company without cause.  The amounts shown assume that the specified event was effective as of December 31, 2010.  The actual amounts to be paid can only be determined at the time of the termination of employment or change in control, as applicable.

	Termination for Cause or Voluntary Termination	Death or Disability	Change in Control	Termination Without Cause
Cash severance base salary	$26,532	$326,895	$326,895	$326,895
Health benefits continuation (1)	—	—	—	—
Total	$26,532	$326,895	$326,895	$326,895

(1)   Mr.Starr would continue to receive Company paid health benefits if terminated without cause.

Alex “Sandee” Cruden

In November 2008, Mr. Cruden and a subsidiary of Predecessor entered into an employment agreement, effective December 2008.   Mr. Cruden’s employment agreement provided for an initial annual base salary of $410,840.  The employment agreement also entitled Mr. Cruden to participation in our employee benefit plans and reimbursement of reasonable out-of-pocket business expenses.  We assumed Mr. Cruden’s employment agreement in connection with our acquisition of certain assets of Predecessor pursuant to the Bankruptcy Plan.  Mr. Cruden’s employment agreement will automatically renew on November 30, 2011 for successive one year periods unless earlier terminated or either party provides written notice 60 days prior to the otherwise scheduled expiration date.

The employment agreement provides that in the event of Mr. Cruden’s death or disability, Mr. Cruden is entitled to receive, in the case of his death, his then current salary for a period of twelve months, or, in the case of his disability, his then current salary through the date of the determination of his disability, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

In the event we choose to terminate his employment for “cause,” the employment agreement provides that Mr. Cruden would be entitled to receive his then current salary through the date of termination, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

In the event we choose to terminate his employment without “cause,” the employment agreement provides that Mr. Cruden would be entitled to receive a payment equal to one year’s salary in monthly installments over a one year period, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

In the event Mr. Cruden voluntarily terminates his employment, the employment agreement provides that Mr. Cruden would be entitled to receive his then current salary through the date of termination, as well as reimbursement for expenses incurred and any other compensation and benefits he is entitled to under the applicable benefit plan.

Under his employment agreement, “cause” is defined as: (i) the conviction of, or judgment against, the executive by a civil or criminal court of competent jurisdiction for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (ii) the indictment of the executive by a state or federal grand jury of competent jurisdiction or the filing of a criminal complaint or information, for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iii) the confession by the executive of embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iv) the payment (or, by the operation solely of the effect of a deductible, the failure of payment) by a surety or insurer of a claim under a fidelity bond issued for the benefit of us reimbursing us for a loss due to the wrongful act, or wrongful omission to act, of the executive; (v) the denial, revocation or suspension of a license, qualification or certificate of suitability to the executive by any of the Gaming Authorities (as defined in the employment agreements); (vi) executive’s failure to abide by our policies and procedure, misconduct, insubordination, inattention to our business, failure to perform the duties required of executive up to the standards established by our senior management or other material breach of the employment agreement; and (vii) any action or failure to act by the executive that we reasonably believe, as a result of a communication or action by the Gaming Authorities or on the basis of consultations with our gaming counsel and/or other professional advisors, will likely cause any of the Gaming Authorities to:  (A) fail to license, qualify and/or approve us to own and operate a gaming business; (B) grant any such licensing, qualification and/or approval only upon terms and conditions that are unacceptable to us; (C) significantly delay any such licensing, qualification and/or approval process; or (D) revoke or suspend any existing license.

The table below provides an estimate of the value of the compensation and benefits due to Mr. Cruden, our Vice President of Slot Route Operations, in the event of: (i) a termination by the Company for cause or a voluntary termination; (ii) death or disability; (iii) a change in control; or (iv) a termination by the Company without cause.  The amounts shown assume that specified event was effective as of December 31, 2010.  The actual amounts to be paid can only be determined at the time of the termination of employment or change in control, as applicable.

	Termination for Cause or Voluntary Termination	Death or Disability	Change in Control	Termination Without Cause
Cash severance base salary	$44,244	$457,094	$457,094	$457,094
Health benefits continuation (1)	—	—	—	—
Total	$44,244	$457,094	$457,094	$457,094

(1)   Mr.Cruden would continue to receive Company paid health benefits if terminated without cause.

Non-Solicitation

Pursuant to their employment agreements, Messrs. Ross and Szony and Ms. Lehmann may not solicit any of our employees during the term of his or her respective employment.  With respect to Mr. Ross, if Mr. Ross'  employment is terminated prior to the expiration of its term by the Company without "Cause" or by Mr. Ross for "Good Reason" (in each case, as defined in his employment agreement), he may not solicit any of our employees for the later of (i) an additional twenty-four months following the termination of his employment or (ii) until December 31, 2013.  If Mr. Ross'  employment ceases for any other reason that does not entitle him to his severance package, then he may not  solicit any of our employees for  an additional twenty-four months following the termination of his employment .  In addition to the duration of the term of his agreement, Mr. Szony may not solicit any of our employees for an additional twelve months following the termination of his employment with the Company.

Herbst Gaming, LLC 2011 Long-Term Incentive Plan

Following the close of the 2010 fiscal year, the Board of Directors approved the terms of the Herbst Gaming, LLC 2011 Long Term Incentive Plan, or the “2011 LTIP” on March 30, 2011.  The 2011 LTIP provides for grants of options, unit appreciation rights, restricted units, deferred units and other unit-based awards.  As determined by our Compensation Committee, directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, will be eligible for grants under the 2011 LTIP. The purpose of the 2011 LTIP is to provide incentives that will attract, retain and motivate highly competent officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The following is a summary of the material terms of the 2011 LTIP, but does not include all of the provisions of the 2011 LTIP. For further information about the 2011 LTIP, we refer you to the complete copy of the 2011 LTIP, which we have filed as exhibit 10.25 attached hereto.

Administration.  The 2011 LTIP is administered by our Compensation Committee. For purposes of the 2011 LTIP, to the extent required by applicable law, it is intended that each member of the Compensation Committee qualify as (a) a “non-employee director” under Rule 16b-3, (b) an “outside director” under Section 162(m) of the Code, and (c) an “independent director” under the rules of the principal U.S. national securities exchange on which our units are listed. The Compensation Committee has full authority to administer and interpret the 2011 LTIP. Among the Compensation Committee’s powers are to determine the form, amount and other terms and conditions of awards, clarify, construe or resolve any ambiguity in any provision of the 2011 LTIP or any award agreement, amend the terms of outstanding awards and adopt such rules, forms, instruments and guidelines for administering the 2011 LTIP as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee or by our Board of Directors are final and binding.

Available Units.  The aggregate number of units of common units which may be issued or used for reference purposes under the 2011 LTIP or with respect to which awards may be granted may not exceed 1,000,000 units, which may be either authorized and unissued units of Common Unit or units of common units held in or acquired for our treasury. In general, if awards under the 2011 LTIP are for any reason cancelled, forfeited, or expire or terminate unexercised, withheld to satisfy applicable tax obligations, or are settled in cash, the units covered by such awards will again be available for the grant of awards under the 2011 LTIP. The maximum number of units with respect which options or unit appreciation rights, restricted units, RSUs or other awards that vest only if the participant achieves performance goals established by the Compensation Committee, or a combination thereof, that may be granted during any calendar year to any participant cannot exceed 500,000 units.

The foregoing unit limitations imposed under the 2011 LTIP are subject to adjustment to the extent the Board of Directors deems such adjustment appropriate and equitable to prevent dilution or enlargement of participants’ rights.

Award Agreement.  Awards granted under the 2011 LTIP will be evidenced by award agreements (which need not be identical) that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of, exercisability, or vesting of awards in the event of a Change in Control (as defined in the 2011 LTIP) or conditions regarding the participant’s employment, as determined by the Compensation Committee in its sole discretion.

Performance Goals.  The Compensation Committee may grant awards under the 2011 LTIP that are contingent upon the achievement of performance goals.  The performance goals are to be specified in the relevant award agreement and may be based on such factors including, but not limited to: (a) revenue, (b) earnings per unit (or other security issued by the Company), (c) net income per unit (or other security issued by the Company), (d) unit (or other security issued by the Company) price, (e) pre-tax profits, (f) net earnings, (g) net income, (h) operating income, (i) cash flow, (j) earnings before interest, taxes, depreciation and amortization, (k) sales, (l) total equityholder return relative to assets, (m) total equityholder return relative to peers, (n) financial returns (including, without limitation, return on assets, return on equity and return on investment), (o) cost reduction targets, (p) customer satisfaction, (q) customer growth, (r) employee satisfaction, (s) gross margin, (t) revenue growth, (u) store openings, (v) any combination of the foregoing, or, (w) such other criteria as the Committee may determine.  Performance goals may be in respect of the performance of the Company, any of its subsidiaries or affiliates or any combination thereof on either a consolidated, business unit or divisional level.  Performance goals may be absolute or relative (to prior performance of the Company or to the performance of one or more other entities or external indices) and may be expressed in terms of a progression within a specified range.  The foregoing criteria will have any reasonable definitions that the Committee may specify, which may include or exclude any or all of the following items, as the Committee may specify: (i) extraordinary, unusual or non-recurring items; (ii) effects of accounting changes; effects of currency fluctuations; (iii) effects of financing activities (e.g., effect on earnings per unit of issuing convertible debt securities); (iv) expenses for restructuring, productivity initiatives or new business initiatives; (v) non-operating items; acquisition expenses; and (vi) effects of divestitures.  The performance criterion or combination of such criteria may apply to the participant’s award opportunity in its entirety or to any designated portion or portions of the award opportunity, as the Compensation Committee may specify

Change in Control.  In connection with a Change in Control, as defined in the 2011 LTIP, unless the right to accelerated vesting, the lapse of restrictions or risks of forfeiture, or accelerated delivery or receipt of cash provided for herein is waived or deferred by a participant and the Company by written notice prior to the Change in Control, all restrictions and risks of forfeiture on awards (other than those imposed by law or regulation) will lapse, and all deferral or vesting periods relating to awards will immediately expire.  In addition, the Board of Directors can unilaterally implement or negotiate a procedure with any party to the Change in Control pursuant to which all participants’ unexercised options and/or unit appreciation rights may be cashed out as part of the purchase transaction, without requiring exercise, for the difference between the purchase price and the applicable exercise price.

Unitholder Rights.  Except as otherwise provided in the applicable award agreement, a participant has no rights as a unitholder with respect to units of Common Units covered by any award until the participant becomes the record holder of such units.

Forfeiture and Clawback.  The Compensation Committee, its sole discretion, may provide in an award agreement that such award is subject cancellation, in whole or in part, due to violation of  covenants relating to non-competition, non-solicitation or non-disclosure or otherwise engages in activity that is in conflict with or adverse to the interest of the Company or any affiliate.  The Compensation Committee may also provide in an award agreement that if the participant engages in any activity referred to in the preceding sentence, the participant will forfeit any gain realized on the vesting or exercise of such award, and must repay the gain to the Company.

Company Call Rights; Drag Along Rights.  The Compensation Committee, its sole discretion, may provide in an award agreement that such award is subject certain Company call rights.  In addition, units acquired pursuant to an award under the 2011 LTIP (including both vested and unvested interests) will be subject to drag along rights in the event that the holders of a majority of the Company’s voting securities propose to sell, or otherwise dispose of, securities representing a majority of the Company’s outstanding voting power to a party unaffiliated with the Company.

Gaming Laws.  All awards granted under the 2011 LTIP will be subject to all gaming laws applicable to the Company and all rules and regulations promulgated by any gaming authority with jurisdiction over the Company, and will be subject to forfeiture, disposition and repurchase rights in favor of the Company to the extent necessary to comply with any determination, order or finding of any such gaming authority

Amendment and Termination.  Notwithstanding any other provision of the 2011 LTIP, our Board of Directors may at any time amend any or all of the provisions of the 2011 LTIP, or suspend or terminate it entirely, retroactively or otherwise, subject to certain limitations.

Transferability.  Awards granted under the 2011 LTIP are generally nontransferable (other than by will or the laws of descent and distribution) except that the Compensation Committee may provide for the transferability awards to certain family members and related trusts, partnerships and limited liability companies.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Mr. Benninger and Mr. Kornstein, with Mr. Benninger serving as Chairman.  Each of the members was appointed to serve on the Compensation Committee in January 2011.  During 2010, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Compensation Committee.  None of these individuals are current or former officers or employees of the Company or any of its subsidiaries.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section set forth above with management of the Company.  Based upon such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis section set forth above be included in this Annual Report on Form 10-K.

Don R. Kornstein
Thomas M. Benninger

Director Compensation

During the period prior to December 31, 2010, the date we acquired Predecessor, the to-be-appointed directors received quarterly retainers and fees associated with attending meetings.  The following table sets forth information regarding compensation earned by our non-employee directors during fiscal year 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Don R. Kornstein	$85,861	$—	$—	$—	$85,861
Thomas M. Benninger	$70,278	$—	$—	$—	$70,278
Scott D. Henry	$63,778	$—	$—	$—	$63,778
Michael Rumbolz	$64,489	$—	$—	$—	$64,489
John F. O’Reilly(1)	$120,000	$—	$—	$—	$120,000

(1)          Mr. O’Reilly served as an independent director for Predecessor.

Our Board of Directors will receive director compensation to consist of (i) an annual retainer of $80,000, (ii) equity interests in the Company with a value of $100,000 and (iii) meeting fees in the amount of $1,500 per meeting if the director attends in-person and $500 if the director attends telephonically; provided, that such Director attend at least eight meetings of the Board of Directors, either in-person or telephonically.  The Chairman of the Board of Directors is expected to receive additional annual compensation in the amount of $20,000 and additional equity interests in the Company with a value of $25,000.

The Chairman of the Audit Committee will receive an additional annual retainer of $15,000 and the Chairmen of our other committees are expected to receive an additional annual retainer of $10,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company was organized in March 2010 to acquire the businesses of HGI, a predecessor of the Company.  On December 31, 2010, in accordance with the Restructuring Transactions, we acquired various interests of HGI in exchange for our Common Units and Senior Secured Loans, which were distributed to the lenders.   See “Item 1. Business— Emergence from Chapter 11 Reorganization.”

The following table sets forth certain information with regard to the beneficial ownership of our Common Units as of March 1, 2011 for (i) each person who owned beneficially more than 5% of our Common Units, which comprise our outstanding voting securities, (ii) each member of our Board of Directors, (iii) each of our “named executive officers” identified in “Item 11. Executive Compensation” and (iv) all of the members of our Board of Directors and executive officers as a group.  Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the Common Units shown as beneficially owned by it.

Name and Address	Number of Common Units	Percentage of Outstanding Common Units

SPH Manager, LLC(1)	3,679,047	18.4%
Highland Capital Management(2)	1,231,297	8.3%
David D. Ross(3)	1	*
Ferenc Szony(3)	—	—
Don R. Kornstein(3)	—	—
Thomas M. Benninger(3)(4)	46,878	*
Scott D. Henry(3)	—	—
Michael Rumbolz(3)	—	—
Donna Lehmann(3)	—	—
Alex Cruden	—	—
Michael Starr	—	—
All executive officers and directors as a group (9 persons)	—	—

*                 Indicates less than 1%.

(1)          The address of SPH Manager, LLC (“SPH Manager”) is c/o Silver Point Capital, L.P., 2 Greenwich Plaza, Greenwich, CT 06830. SPH Manager is the manager of SPH Investment, LLC (“SPH Investment”), an entity that holds an investment in the Common Units. Silver Point Capital Fund, L.P. and Silver Point Capital Offshore Fund, Ltd. (together, the “Funds”) directly or indirectly hold non-voting equity interests in SPH Investment and, as a result, hold an economic interest in the Common Units. SPH Manager holds the voting equity interests in SPH Investment and, as a result, holds voting control over, and may be deemed to be the beneficial owner of, the Common Units held by SPH Investment on behalf of the Funds. Messrs. Edward A. Mulé and Robert J. O’Shea are the sole members and sole managing members of SPH Manager and, as a result, hold voting control over, and may be deemed to be the beneficial owners of, the Common Units held by SPH Investment on behalf of the Funds. Each of SPH Manager, SPH Investment, the Funds, Mr. Mulé and Mr. O’Shea declares that neither the filing of this current report nor anything herein shall be construed as an admission that such person is, for the purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934 or any other purpose, (i) acting (or has agreed or is agreeing to act) with any other person as a partnership, limited partnership, syndicate, or other group for the purpose of acquiring, holding, or disposing of securities of the Company or otherwise with respect to the Company or any securities of the Company or (ii) a member of any syndicate or group with respect to the Company or any securities of the Company.

(2)          The address of Highland Capital Management, L.P. (“Highland”) is 13455 Noel Rd, Suite 800, Dallas, Texas 75240. Highland acts as an investment adviser to, and manages investment and trading accounts of, other persons and may be deemed, through investment advisory contracts or otherwise, to beneficially own securities owned by other persons. Strand Advisors, Inc. is the general partner of Highland and may be deemed to beneficially own securities owned by Highland. James D. Dondero is the President and a director of Strand Advisors, Inc. and may be deemed to beneficially own securities owned by Strand Advisors, Inc. Each of Highland, Strand Advisors, Inc. and Mr. Dondero declares that neither the filing of this current report nor anything herein shall be construed as an admission that such person is, for the purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934 or any other purpose, (i) acting (or has agreed or is agreeing to act) with any other person as a partnership, limited partnership, syndicate, or other group for the purpose of acquiring, holding, or disposing of securities of the Company or otherwise with respect to the Company or any securities of the Company or (ii) a member of any syndicate or group with respect to the Company or any securities of the Company.

(3)         The address of such person is c/o Herbst Gaming, 3440 West Russell Road, Las Vegas, Nevada 89118.

(4)          Mr. Benninger is a managing general partner of the manager of the holder of the Common Units, Global Leveraged Capital Credit Opportunity Fund I (“GLC”), and, as a result, may be deemed to beneficially own the Common Units owned by GLC.  Mr. Benninger disclaims beneficial ownership of the Common Units owned by GLC, except to the extent of his pecuniary interest therein.

Transfer Restrictions

No transfer of Common Units will be effective without the consent of the Board of Directors (except to one or more permitted transferees as provided for in our Operating Agreement).

Additionally, unless waived in whole or in part by the Board of Directors, no transfer of all or any portion of Common Units in the Company may be made unless the following conditions have been met:

•                  Transferor has delivered a fully executed copy of all documents relating to the transfer and the transferee (i) agrees to be bound by the terms of the Operating Agreement and any terms imposed by the Board of Directors and (ii) assume all obligations of the transferor under the Operating Agreement; and

•                  The Board of Directors is reasonably satisfied that (i) the transfer will not alter or terminate the Company’s current Federal income tax treatment, (ii) the transfer will not violate applicable Federal, state or non-United States securities laws, rules or regulations, (iii) the transfer will not cause some or all of the assets of the Company to be “plan assets” of the investment activity of the Company to constitute “prohibited transactions” under the Employee Retirement Income Security Act of 1974 or the Internal Revenue Code of 1986, as amended, (iv) the transferee has obtained all necessary gaming licenses and (v) the transfer will not cause the Company to be an investment company required to be registered under the Investment Company Act of 1940, as amended.

All transfers of Common Units are subject to the approval of the gaming authorities in Nevada, Missouri, and Iowa.

Securities Authorized for Issuance Under Equity Compensation Plans

All equity compensation plans in effect during 2010 prior to our Chapter 11 proceedings were approved by our shareholders.  Equity awards with respect to these plans were cancelled upon emergence from bankruptcy.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Herbst Gaming, LLC Operating Agreement

All holders of our Common Units are party to the Operating Agreement.  The Operating Agreement provides, among other things, for the various responsibilities of the members.  The Operating Agreement provides that the Company shall indemnify and hold harmless the directors, managers, officers, agents and employees of the Company and the tax matters partner and each of its directors, officers, agents, employees, shareholders, partners and members from and against any loss, expense, damage or injury suffered or sustained by them, by reason of any acts, omissions or alleged acts or omissions arising out of their activities on behalf of the Company or in furtherance of the interests of the Company, including but not limited to any judgment, award, settlement, reasonable attorneys’ fees and other costs or expenses incurred in connection with the defense of any actual or threatened action, proceeding or claim if the acts, omissions or alleged acts or omissions upon which such actual or threatened action, proceeding or claims are based were not a result of fraud, gross negligence or willful misconduct by such indemnified party.

In addition, the Operating Agreement provides that expenses (including attorneys’ fees) incurred by such indemnified party in a civil or criminal action, suit or proceeding shall be paid by the Company in advance of the final disposition of such action, suit or proceeding; provided that if such indemnified party is advanced such expenses and it is later determined that he was not entitled to indemnification with respect to such action, suit or proceeding, then he will reimburse the Company for such advances.

Board Compensation

Directors who are our employees or employees of our subsidiaries do not receive any compensation for their service as members of either our Board of Directors or board committees.  All non-employee members of our Board of Directors are compensated as set forth under and incorporated herein from “Item 11.  Executive Compensation—Director Compensation.”

Employment Agreements

We have entered into an employment agreement with each of our named executive offices.  For more information regarding these agreements, see “Executive Compensation—Potential Payments Upon Termination or Change-in-Control.”

Review, Approval or Ratification of Transactions with Related Persons

Given the ownership and management of the Company, we have not yet adopted policies and procedures for the review, approval, or ratification of transactions required to be reported pursuant to Item 404(a) of Regulation S-K.  However, we do intend to implement such policies and procedures during 2011.

Director Independence

As of March 28, 2011, our Board of Directors consisted of Mssrs. David D. Ross, Don R. Kornstein, Thomas M. Benninger, Scott D. Henry and Michael Rumbolz.  Though not formally considered by our Board of Directors because our equity securities are not registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the Board of Directors believes that each of Messrs. Kornstein, Benninger, Henry and Rumbolz would be an “independent director’ as that term is defined under the current rules of the New York Stock Exchange.

David D. Ross, as Predecessor’s Chief Operating Officer/Gaming, our Chief Executive Officer and a member of the Board of Directors, does not qualify as an “independent director” as that term is defined under current rules of the New York Stock Exchange.  None of our securities will be listed on the New York Stock Exchange or any other securities exchange, nor is there any current intention to list any of our securities in the foreseeable future.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Deloitte & Touche LLP, during each of the years ended December 31, 2010 and 2009.

	Aggregate Fees
Category	2010	2009
Audit Fees	$718,108	$775,750
Tax fees	$12,000	$92,334
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the consolidated financial statements of the Company or Predecessor for the year ended December 31.

“Tax Fees” includes the aggregate fees or expenses billed for tax compliance, tax advice and tax planning services during the years ended December 31, 2010 and 2009.

Neither the Company nor Predecessor was billed by Deloitte & Touche LLP for any other fees or expenses during the years ended December 31, 2010 or 2009.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(c)           Financial Statements:

(d)           Financial Statements Schedules

Schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

(e)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBST GAMING, LLC

Dated: March 31, 2011	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc Rubinstein and Donna Lehmann and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this report and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report ahs been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Ross	Chief Executive Officer and Director	March 31, 2011
David D. Ross

/s/ Ferenc B. Szony	President	March 31, 2011
Ferenc B. Szony

/s/ Donna Lehmann	Senior Vice President and	March 31, 2011
Donna Lehmann	Chief Financial Officer
(Principal Accounting Officer)

/s/ Thomas M. Benninger	Director	March 31, 2011
Thomas M. Benninger

/s/ Scott D. Henry	Director	March 31, 2011
Scott D. Henry

/s/ Don R. Kornstein	Director	March 31, 2011
Don R. Kornstein

/s/ Michael Rumbolz	Director	March 31, 2011
Michael Rumbolz

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Operating Agreement of Herbst Gaming, LLC (incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.1

Credit Agreement, dated as of December 31, 2010, by and among Herbst Gaming, LLC, Wilmington Trust Company, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.2

Security Agreement, dated as of December 31, 2010, by and among Herbst Gaming, LLC, the subsidiary guarantors party thereto and Wilmington Trust Company, as administrative agent under the Credit Agreement, dated as of December 31, 2010.

10.3

Amended and Restated Ground Lease Agreement, dated as of July 1, 1993, by and between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.4

First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, by and between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.5

Second Amendment to the Amended and Restated Ground Lease Agreement, dated as of July 1, 2002, by and between Primm South Real Estate Company and The Primadonna Company, LLC (incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.6

Third Amendment to the Amended and Restated Ground Lease Agreement, dated as of September 14, 2004, by and between Primm South Real Estate Company and The Primadonna Company, LLC (incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.7

Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc. (incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.8	First Amendment to Trademark License Agreement, dated as of November 4, 2004, by and between Herbst Gaming, Inc. and Terrible Herbst, Inc.
10.9

Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C (incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.10

Amendment to Lease Agreement dated December 31, 2010 by and between The Herbst Family Limited Partnership II and E-T-T, Inc. (incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.11

Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc. (incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.12

Assignment and Assumption of Lease dated July 1, 2010 by E-T-T, Inc. and E-T-T Enterprises L.L.C. (incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.13

Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc. (incorporated by reference from Exhibit 10.11 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.14

Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc. (incorporated by reference from Exhibit 10.12 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.15

Amendment to Lease Agreement dated December 31, 2010 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc. (incorporated by reference from Exhibit 10.13 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.16

Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc. (incorporated by reference from Exhibit 10.14 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.17

Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C. (incorporated by reference from Exhibit 10.15 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.18

Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L. L. C. and Last Chance, Inc. (incorporated by reference from Exhibit 10.16 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.19*

Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from Exhibit 10.18 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.20*	Employment Agreement with Ferenc Szony, dated March 7, 2008 (incorporated by reference from Exhibit 10.17 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

10.21*

Letter Agreement regarding offer of employment, dated as of January 11, 2011, from Herbst Gaming, LLC to, and acknowledged by, David D. Ross (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.22*

Letter Agreement regarding offer of employment, dated as of January 12, 2011, from Herbst Gaming, LLC to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.23*	Letter Agreement regarding offer of employment, dated as of February 4, 2011, from Herbst Gaming, LLC to, and acknowledged by, Marc H. Rubinstein.
10.24*

Executive Severance Agreement, dated as of January 11, 2011, between Herbst Gaming, LLC and David D. Ross (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.25*

Executive Severance Agreement, dated as of January 11, 2011, between Herbst Gaming, LLC and Donna Lehmann (incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.26*	Executive Severance Agreement, dated as of February 4, 2011, between Herbst Gaming, LLC and Marc H. Rubinstein.
10.27*

Duty of Loyalty Agreement, dated as of January 11, 2011, between Herbst Gaming, LLC and David D. Ross (incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.28*

Duty of Loyalty Agreement, dated as of January 11, 2011, between Herbst Gaming, LLC and Donna Lehmann (incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.29*	Duty of Loyalty Agreement, dated as of February 4, 2011, between Herbst Gaming, LLC and Marc H. Rubinstein.
10.30*	Herbst Gaming, LLC 2011 Long-Term Incentive Plan.
14.1	Herbst Gaming, LLC Code of Business Conduct and Ethics.
14.2	Herbst Gaming, LLC Code of Ethics for Senior Financial Officers.
21.1	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.
99.2	Compensation Committee Charter.
99.3	Board Governance and Nominating Committee Charter.

*              Denotes a compensatory plan or management contract

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unit Holders of
Herbst Gaming, LLC

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, LLC and subsidiaries (the “Company”) as of December 31, 2010 (successor) and 2009 (predecessor), and the related consolidated statements of operations, owners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 (predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, LLC and subsidiaries at December 31, 2010 (successor) and 2009 (predecessor), and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, the United States Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization (the “Order”) confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact”) entered contemporaneously with the Order (the amended join plan of reorganization as modified by the Findings of Fact, the “Plan”) on January 22, 2010. The Plan became effective on February 5, 2010 (the “Effective Date”), and was fully implemented on December 31, 2010 (the “Emergence Date”).  Confirmation of the reorganization plan resulted in the discharge of certain claims against the Company that arose before March 23, 2009, and on the Emergence Date, terminated all rights and interests of equity security holders as provided therein. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of December 31, 2010.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 31, 2011

Herbst Gaming, LLC
Consolidated Balance Sheets
(in thousands)

	December 31
	Successor	Predecessor
	2010	2009
Assets
Current assets
Cash and cash equivalents	$103,231	$116,233
Restricted Cash	7,737	661
Accounts receivable, net	3,999	2,599
Notes and loans receivable	442	955
Prepaid expenses	14,435	14,405
Inventory	4,744	4,396
Total current assets	134,588	139,249
Property and equipment, net	250,640	517,063
Lease acquisition costs, net	8,226	14,746
Due from related parties	255	868
Other assets, net	7,068	6,373
Intangibles, net	128,470	202,474
Goodwill	59,990	3,255

Total assets	$589,237	$884,028

Liabilities and Owners’ equity/(deficit)
Current liabilities
Accounts payable	11,555	18,474
Accrued interest	—	—
Accrued expenses	28,430	20,415
Total current liabilities	39,985	38,889
Long-term debt, less current portion	350,000	—
Other liabilities	1,219	2,628
Liabilities subject to compromise	—	1,230,756
Commitments and contingencies (Note 11)
Owners’ equity/(deficit) Members capital ($10 par value; 20,000,001 units authorized; 20,000,001 units issued and outstanding)	198,033	—
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	—	2,368
Additional paid-in-capital	—	1,631
Accumulated deficit	—	(392,244)
Total owners’ equity/(deficit)	198,033	(388,245)

Total liabilities and owners’ equity/(deficit)	$589,237	$884,028

See notes to consolidated financial statements.

Herbst Gaming, LLC
Consolidated Statements of Operations
(in thousands)

	Predecessor
	Year Ended December 31,
	2010	2009	2008
Revenues
Casino	$327,507	$336,917	$357,997
Slot Route	181,338	200,637	243,635
Food and beverage	56,284	64,379	69,359
Lodging	32,614	33,319	35,842
Fuel and retail	80,838	72,884	106,285
Other	22,520	30,342	21,445

Total revenues	701,101	738,478	834,563

Promotional allowances
Casino	66,159	69,662	63,259
Slot Route	203	126	90

Total Promotional Allowances	66,362	69,788	63,349

Net revenues	634,739	668,690	771,214

Expenses
Casino	118,969	125,549	133,764
Slot Route	175,509	184,655	217,299
Food and beverage	55,996	66,263	77,509
Lodging	21,833	24,077	26,414
Fuel and retail	70,773	64,544	95,810
Other	14,180	21,414	13,508
General and administrative	88,177	99,610	104,901
Corporate	11,936	11,057	13,753
Depreciation and amortization	50,653	55,426	57,783
Impairment charges	80,122	7,192	106,271
Restructuring costs	—	9,814	17,717

Total costs and expenses	688,148	669,601	864,729

Loss from operations	(53,409)	(911)	(93,515)

Other income (expense)
Interest income	114	161	921
Interest expense, (contractual interest in 2010 and 2009 would have been $130,319 and $133,555, respectively if incurred for the entire year)	(25)	(29,530)	(116,832)
Reorganization costs	(6,797)	(29,810)	—
Fresh start accounting adjustments	(185,297)	—	—
Reorganization of debt	633,659	—	—
Total other income (expense), net	441,654	(59,179)	(115,911)

Net income/(loss)	$388,245	$(60,090)	$(209,426)

See notes to consolidated financial statements.

Herbst Gaming, LLC
Consolidated Statements of Owners’ Equity (Deficit)
(in thousands)

Balance	Common Stock	Members’ Capital	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Total
Balance January 1, 2008	$2.368	$—	$1,631	$(122,728)	$(118,729)
Net Loss	—	—	—	(209,426)	(209,426)
Balance December 31, 2008 (Predecessor)	$2,368	$—	$1,631	$(332,154)	$(328,155)
Net loss	—	—	—	(60,090)	(60,090)
Balance December 31, 2009 (Predecessor)	$2,368	$—	$1,631	$(392,244)	$(388,245)
Net income	—	—	—	388,245	388,245
Cancellation of predecessor equity	(2,368)	—	(1,631)	—	(3,999)
Elimination of predecessor deficit	—	—	—	3,999	3,999
Balance December 31, 2010 (Predecessor)	$—	$—	$—	$—	$—

Issuance of member units in connection with the emergence from Chapter 11 Restructuring after fresh start accounting	—	198,033	—	—	198,033
Balance December 31, 2010 (Successor)	$—	$198,033	$—	$—	$198,033

See notes to consolidated financial statements.

Herbst Gaming, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Predecessor
	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$388,245	$(60,090)	$(209,426)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	50,653	55,426	57,783
Amortization of debt issuance costs	—	900	4,116
Debt discount amortization	—	32	143
Gain (loss) on sale of property and equipment	32	39	(44)
Loss on impairment of assets	80,122	7,192	106,271
Fresh start adjustments	185,297	—	—
Reorganization of debt	(633,659)	—	—
Decrease (increase) in operating assets:
Accounts receivable	(2,044)	1,764	2,661
Prepaid expenses	(588)	2,161	568
Inventory	(348)	(177)	776
Due from related parties	579	(152)	223
Other assets	(580)	(1,161)	10
Increase (decrease) in operating liabilities:
Accounts payable	(1,474)	1,946	(2,823)
Liabilities subject to compromise	(1,445)	—	—
Accrued interest	—	20,493	37,110
Accrued expenses	910	(2,491)	(298)
Other liabilities	129	454	432
Reorganization items	(5,889)	23,657	—
Net cash provided by (used in) operating activities	$59,940	$49,993	$(2,498)

Cash flows from investing activities
Additions to notes and loans receivable	$(475)	$(1,522)	$(911)
Collection on notes and loans receivable	567	1,093	927
Changes in Restricted Cash	(7,076)	245	(271)
Proceeds from sale of property and equipment	125	213	622
Purchases of property and equipment	(27,089)	(15,645)	(15,578)
Lease acquisition costs	(736)	(5,252)	(806)
Net cash used in investing activities	$(34,684)	$(20,868)	$(16,017)

Cash flows from financing activities
Proceeds from long term debt	$—	$—	$35,859
Payments on long term debt	—	—	(5,742)
Loan origination fees	—	—	(165)
Reorganization items	(38,258)	(17,976)	—
Net cash provided by (used in) financing activities	(38,258)	(17,976)	29,952
Net increase/decrease in cash and cash equivalents	(13,002)	11,149	11,437
Cash and cash equivalents
Beginning of year	116,233	105,084	93,647
End of year	$103,231	$116,233	$105,084
Supplemental cash flow information:
Cash paid during the period for interest	$—	$8,102	$75,463
Cash paid for reorganization items	9,731	—	—
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$251	$1,003	$338

See notes to consolidated financial statements.

Herbst Gaming, LLC
Notes to consolidated financial statements

1.                                      Summary of Significant Accounting Policies

Organization

Herbst Gaming, LLC. (and together with its subsidiaries, the “Company,” “we” or “us”) was incorporated in the state of Nevada on March 29, 2010.  We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. (the “Predecessor”)  pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  Predecessor’s bankruptcies were jointly administered under the lead case In re: Zante, Inc., Case No. BK-N-09-50746-GWZ in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

We are a diversified operator of 15 wholly-owned gaming entertainment properties and a wholly-owned slot route operation.  Headquartered in Las Vegas, we have gaming operations in Nevada, Missouri and Iowa, which we have aggregated in order to present five Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, (iii) Primm, (iv) Midwest, and (v) Slot Route.

The reorganization of Predecessor was substantially consummated on December 31, 2010, wherein we acquired all of Predecessor’s assets in consideration for the issuance of our membership interests and senior secured loans.  See Note 2 — Fresh Start Accounting for a further description of the reorganization of Predecessor.

The Company has its principal executive offices at 3440 West Russell Road, Las Vegas, Nevada 89118; its telephone number is (702) 889-7695.

Basis of Presentation

On March 22, 2009 (the “Petition Date”), Predecessor, in order to preserve its assets and the value of its estates, filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court under case numbers BK-N-09-50746-GWZ through BK-N-09-50763-GWZ.  On July 22, 2009, Predecessor filed with the Bankruptcy Court an amended joint plan of reorganization.  On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Order”), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact”) entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the “Plan”).  The Plan became effective on February 5, 2010 (the “Effective Date”), and was fully implemented on December 31, 2010 (the “Emergence Date”).

Herbst Gaming, LLC. (“Successor”) became a new reporting entity for financial reporting purposes, with a new basis in its identifiable assets and liabilities assumed, a new capital structure and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements of Predecessor are presented separately from the consolidated balance sheet of Successor.  Between March 29, 2010 and December 31, 2010, Successor had no operations or results.

As detailed in Note 2, the consolidated financial statements include the effects of adopting fresh start accounting upon emergence from bankruptcy, as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In applying fresh start accounting, the fair value of assets, liabilities and equity were derived by applying market information at the Emergence Date to account balances at December 31, 2010.  As such, fresh start accounting is reflected in the Consolidated Balance Sheet as of December 31, 2010; fresh start adjustments related thereto are included in the Consolidated Statements of Operations for the year ended December 31, 2010.  Accretion and amortization of certain fresh start accounting adjustments will begin in 2011.  The consolidated balance sheet at December 31, 2010 and the consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 include financial information applicable to Predecessor.  Therefore, the consolidated balance sheet at December 31, 2010 is not comparable to the consolidated balance sheet at December 31, 2009. The historical financial statements of Predecessor will continue to be presented separately from Successor results in future filings with the Securities and Exchange Commission.

The term “Company”, when used with respect to the period commencing after emergence, are references to Successor and when used in this report with respect to the periods prior to emergence from bankruptcy, are references to Predecessor.  These references include the subsidiaries of Successor or Predecessor, unless otherwise indicated or the context requires otherwise.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Predecessor or Successor as applicable,  and its subsidiaries.  In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated.

Fresh Start Accounting

The Company adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations. The adoption of fresh start accounting had a material effect on the consolidated financial statements as of December 31, 2010 and the accretion and amortization of such fresh start adjustments are expected to have a material impact on the Consolidated Statements of Operation and cash flows for periods subsequent to December 31, 2010. See Note 2 for additional information.

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K.

Reclassifications

Upon the Substantial Consummation date, we have changed the classification of certain revenue and expense items on the Predecessor’s statements of operations to conform to the classification that the Successor intends to use in the future.  These changes were made to provide additional detail to the reader and to better conform the presentation to that typically used in the casino gaming industry and have no effect on previously reported operating loss or net loss.  The primary changes were to provide separate line items for Casino, Slot Route, Food and Beverage, Fuel and retail and Other Revenues and corresponding operating expenses; provide separate detail for Promotional allowances related to Casino and Slot Route and to reflect certain general and administrative expenses incurred at the properties as General and Administrative expenses rather than property expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company’s consolidated financial statements include:  fair value determination of assets and liabilities in conjunction with fresh start accounting, reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

Restricted Cash

Restricted cash consists primarily of cash held in reserve to satisfy Predecessor legal claims assumed by Successor.  These cash reserves have been established to meet contingent liabilities or obligations of the Company

Fair Value of Financial Instruments

On January 1, 2008, we adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

•                  Level 1:          Quoted prices for identical instruments in active markets.

•                  Level 2:          Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•                  Level 3:          Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  For some products or in certain market conditions, observable inputs may not be available.

Restructuring Costs

Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing of the Predecessor and its subsidiaries.

Reorganization Costs

The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on March 22, 2009. Accounting Standards Codification (ASC) 852, Reorganizations, which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code, requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, effective March 22, 2009 (the “Filing Date”) revenues, expenses, and realized gains and losses that were directly associated with the reorganization of Predecessor’s business have been reported separately as reorganization costs in the statements of operations. In addition, cash provided by or used for reorganization costs is disclosed separately in the consolidated statements of cash flows.

Accounts Receivable

Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables. In connection with fresh start accounting, Predecessor potential credit losses were eliminated and receivables were recorded at estimated fair value. At December 31, 2010 and 2009, the allowance for potential credit losses was $0 and $808,000, respectively.

Notes and Loans Receivable

In order to secure various route locations, the Company has provided certain incentives to the location operators in the form of loans. The loans, made for build-outs, tenant improvements, and initial operating expenses, are generally secured by the personal guarantees of the operators and the locations’ assets. The majority of the loans are non-interest bearing and are expected to be repaid within one year from the locations’ share of net gaming win.

The Company regularly evaluates the collectability of the loans by individually evaluating each location’s operating results and cash flows. Management provides for the carrying value of loans that are determined to be uncollectible. In connection with fresh start accounting, Predecessor potential credit losses were eliminated and notes and loans were recorded at estimated fair value. At December 31, 2009 and 2010, no allowance for potential credit losses was deemed necessary.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.  Inventories include parts, food, liquor, retail items and gasoline.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Useful lives are as follows:

Building	40 years

Gaming equipment	5 years

Furniture, fixtures, and equipment	5 — 10 years

Leasehold improvements	1 — 20 years

Lease Acquisition Costs

Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases. Lease acquisition costs at December 31, 2010 totaled $8.2 million.  In connection with the fresh start accounting adjustments, accumulated amortization related to lease acquisition costs were eliminated. Lease acquisition costs as of December 31, 2009 were $14.7 million, net of accumulated amortization of $41.4 million.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements.  On October 30, 2009, the Bankruptcy Court orally confirmed the Plan and as such, debt issuance costs, net of accumulated amortization of loan fees, were fully expensed to reorganization items in the consolidated statement of operations in the fourth quarter of 2009.

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for workers’ compensation costs.  Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported.  In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim.  We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.  Self-insurance reserves are included in accrued expenses on our consolidated balance sheets in the amounts of $570,000 and $641,000 at December 31, 2010 and 2009 respectively.

Long-Lived Assets

In accordance with the provisions of ASC Topic 360, the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. The Company tests assets for recoverability pursuant to ASC Topic 360. The tests resulted in no impairment for the years ended December 31, 2010, 2009 and 2008, however, we will continue to monitor the performance of the properties and, if necessary, continue to update our asset recoverability test under ASC Topic 360.

Goodwill and Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”).  Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances. See Note 5, Goodwill and Other Intangible Assets for a discussion of impairment charges related to our goodwill and other intangible assets.

Revenue and Promotional Allowances

In accordance with industry practice, the Company recognizes as gaming revenues the net win from route operations, which is the difference between gaming wins and losses. The Company recognizes total net win from gaming devices as revenues from slot routes locations that operate under revenue-sharing arrangements. Revenue-sharing payments to route locations are recorded as costs of route operations. Revenues from casino operations are gaming wins less losses. Revenues from retail sales are presented net of sales tax. Revenues from casino operations include the retail value of food and beverage and goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is as follows:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Lodging	$12,381	$11,779	$8,958
Food and Beverage	14,522	14,781	22,827
Other	20,164	22,160	14,198
Total	$47,067	$48,720	$45,983

These costs are reclassified out of the respective department into the casino department.

Liabilities in respect of the Company’s player’s club loyalty program are recognized as points are earned and are included in the “Other liabilities” line of the Company’s consolidated balance sheet.  Expenses in respect of the Company’s player’s club program are included in the “Promotional allowances” line of the Company’s statement of operations.

Location Rent Expense

Fixed rental payments (including scheduled increases) are recorded on a straight-line basis over the agreement term. Renewal agreements are considered new agreements and are accounted for as described above over the new agreement term.

Income Taxes

Herbst Gaming, LLC has elected to be treated as a partnership for income tax under the provisions of the Internal Revenue Code. Under those provisions, the members are liable for income tax on the taxable income of the Company as it affects the members’ individual income tax returns. The Predecessor elected to be taxed as an S Corp for income tax under the provisions of the Internal Revenue Code, therefore, a provision for income taxes has not been included in the accompanying consolidated financial statements.

Concentrations of Credit Risk

The Company maintains cash balances at certain financial institutions located in Southern Nevada. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2010, the Company does not consider itself to have any significant concentrations of credit risk.

Recently Issued and Adopted Accounting Standards

None.

2.                                      Fresh Start Accounting

Plan of Reorganization

On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of senior secured loans (the “Senior Secured Loans”) and the issuance to HGI of all of our membership interests (the “Common Units”), (ii) the Senior Secured Loans and Common Units were distributed by HGI to its lenders (“Lenders”) under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes (the “8.125% Notes”) and $170.0 million of outstanding principal amount of 7% senior subordinated notes (the “7% Notes”, together with the 8.125% Notes, the “Subordinated Notes”) were terminated and (iv) 100% of the existing equity in HGI was cancelled (clauses (i) through (iv) referred to herein as the “Restructuring Transactions”).

Fresh-Start Balance Sheet

In accordance with accounting guidance related to financial reporting by entities in reorganization under the bankruptcy code, the Company adopted fresh-start reporting upon the Emergence Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of Predecessor common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor that were issued and outstanding prior to the commencement of the Chapter 11 Cases) received less than 50 percent of the voting shares of the emerging entity. Under the accounting guidance, fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of December 31, 2010, the Emergence Date.

Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Emergence Date. As set forth in the disclosure statement, relating to the Plan, as confirmed by the Bankruptcy Court on February 5, 2010, the enterprise value of Predecessor was estimated to be in the range of $500 million to $600 million.  Successor’s enterprise value was estimated using various valuation methods, including (i) a comparison of the Predecessor and its projected performance to the market values of comparable companies, and (ii) a calculation of the present value of the future cash flows of Successor based on financial projections.

The enterprise value for each property was determined using the greater of the cost method or discounted cash flow method, a form of the income approach.  Under the cost method, assets were valued at the cost to acquire a similar or substitute asset.  Under the discounted cash flow method, value was determined using projected future cash flows.  For future cash flows, financial projections for the period 2011 through 2015 were used with a composite annual growth rate for the four years after 2011 of 5.25%. The average marginal tax rate was assumed to be 35% for Nevada properties, 38% for Missouri properties and 41.5% for the Iowa property and included federal, state and local taxes. The discount rates applied for assets valued using the discounted cash flow method were in the range of 10.9% to 11.8% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group. The present value of all cash flows after 2015 were calculated using terminal values which were calculated by applying 2% to 3% growth to the 2015 financial projections which were then discounted in the range of 10.9% to 11.8%.

Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected future cash flow projections, the Company concluded that $548 million should be used for fresh-start reporting purposes, as it most closely approximated fair value. After deducting the fair value of debt, this resulted in a post-emergence equity value of $198 million calculated as follows (in thousands):

Enterprise value	$548,033

Less debt at fair value	(350,000)

Post-emergence equity value of common units	$198,033

In accordance with fresh-start reporting, the Company’s enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends, and by reference to relevant market rates and transactions and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

The estimates of value presented herein are preliminary and will be finalized during 2011.  The Company is continuing to evaluate its fair value assessments of certain tangible assets, intangible assets, lease acquisition costs and long term debt. The December 31, 2010 balance sheet presented below summarizes the impact of the adoption of the Plan of reorganization and fresh start accounting as of the Effective Date:

Reorganization Items and Fresh Start Adjustments (dollars in thousands)

	December 31,
	Predecessor 2010	Reorganization Items (a)		Fresh Start Accounting		Successor 2010
Assets
Current assets
Cash and cash equivalents	$103,231	$—		$—		$103,231
Restricted Cash	7,737	—		—		7,737
Accounts receivable, net	5,060	(1,061)		—		3,999
Notes and loans receivable	442	—		—		442
Prepaid expenses	14,975	—		(540	)(f)	14,435
Inventory	4,744	—		—		4,744
Total current assets	136,189	(1,061)		(540)		134,588
Property and equipment, net	501,056	—		(250,416	)(g)	250,640
Lease acquisition costs, net	8,566	—		(340	)(f)	8,226
Due from related parties	255	—		—		255
Other assets, net	7,068	—		—		7,068
Intangibles, net	120,784	—		7,686	(i)	128,470
Goodwill	3,255	—		56,735	(h)	59,990

Total assets	$777,173	$(1,061)		$(186,875)		$589,237

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$10,360	$1,195	(b)	$—		$11,555
Accrued interest	—	—		—		—
Accrued expenses	21,326	7,104	(b)	—		28,430
Total current liabilities	31,686	8,299		—		39,985
Long-term debt, less current portion	—	350,000	(d)	—		350,000
Other liabilities	2,797	—		(1,578	)(f)	1,219
Liabilities subject to compromise	1,191,053	(1,191,053	)(c)	—		—
Commitments and contingencies (Note 11)
Stockholders’ deficit
Members capital ($10 par value; 20,000,000 units issued and outstanding)	—	198,033	(e)			198,033
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	(2,368	)(e)	—		—
Additional paid-in-capital	1,631	(1,631	)(e)	—		—
Accumulated deficit	(452,362)	637,659	(e)	(185,297	)(j)	—
Total stockholders’ equity/(deficit)	(448,363)	831,693		(185,297)		198,033

Total liabilities and stockholders’ deficit	$777,173	$(1,061)		$(186,875)		$589,237

Fresh Start Accounting Explanatory notes

Reorganization Items

(a)          Represents amounts recorded as of the Emergence Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity amongst the Predecessor, the issuance of new indebtedness, the cancellation of Predecessor’s equity, and the issuance of new common units.

(b)         Reflects liabilities subject to compromise assumed by Successor.

(c)          Reflects the discharge of the Predecessor’s liabilities subject to compromise in accordance with the Plan.

(d)         Reflects the new Credit Facility as provided in the Plan.

(e)          Reflects the cumulative impact of the reorganization adjustments as follows (in thousands):

Discharge of liabilities subject to compromise	$1,191,053

Elimination of Predecessor equity	3,999

Elimination of items paid by Predecessor on behalf of Successor	(1,061)

Liabilities subject to compromise to be paid in cash	(8,299)

Issuance Long Term Debt	(350,000)

Issuance of Common Units at emergence value	(198,033)

$637,659

(f)            Represents the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations, in conjunction with the adoption of fresh-start accounting.

(g)         Reflects the fair value of property and equipment and intangible assets in connection with fresh-start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh-start reporting (in thousands):

		Successor	Predecessor
	Estimated Life	December 31,	December 31,
	(Years)	2010	2010
Building	40	$139,351	$459,833
Gaming equipment	5	32,527	159,577
Furniture, fixtures, and equipment	5 - 10	23,035	100,877
Leasehold improvements	1 - 20	297	3,077
Land	—	37,290	36,930
Barge	10	15,000	16,935
Construction-in-progress		3,140	3,140
		250,640	780,369
Less accumulated depreciation		—	(279,313)
		$250,640	$501,056

Fair value estimates were based on various valuation methods. Personal property related to assets with active secondary markets, such as riverboats, barges and slot machines, were valued using market prices of similar assets. Other personal property such as furniture, fixtures and other equipment, were valued using a depreciated replacement cost method. Land was valued using market comparable data. Where applicable, the income approach was utilized to estimate the fair value of the income producing land, buildings, building improvements and land improvements either by direct capitalization or discounted cash flow analysis. For specific real property assets that were valued using the cost approach, the income and/or sales comparison approach was utilized to support the value conclusion of the cost approach.

(h)         Reflects the elimination of historical goodwill of $3.3 million and the establishment of $60.0 million of goodwill as a result of fresh-start reporting.

(i)             Reflects the fair value of identifiable intangible assets in connection with fresh-start reporting. The following table summarizes the components of intangible assets as a result of the application of fresh-start reporting (in thousands):

		Successor	Predecessor
	Estimated Life	December 31,	December 31,
	(Years)	2010	2010
Definite Lived Intangibles
Customer Loyalty	4-8	$7,341	$15,609
Non-Compete		—	123
Terrible’s Tradename	5	502	—
Relationship — Slot Route	14-15	464	175
Indefinite Lived Intangibles
Gaming License Rights	Indef	110,646	97,854
Local Tradename	Indef	9,517	6,783
Other		—	240
		$128,470	$120,784

For further information on the valuation of intangible assets, see Note 5—Goodwill and Intangible Assets.

(j)             Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands):

Elimination of Predecessor’s goodwill	$3,255

Successor goodwill	(59,990)

Elimination of Predecessor’s intangible assets	(7,686)

Property and equipment adjustment	250,416

Other asset and liabilities adjustment	(698)

Total Elimination of Predecessor’s, members’ deficit	$185,297

Liabilities Subject to Compromise

Liabilities subject to compromise are certain liabilities of the Predecessor incurred prior to the Petition Date. In accordance with accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan, or other events. In some individual instances and in total, claims filed by creditors are in excess of the amounts recorded by the Predecessor. The Predecessor recorded an estimate of allowed claims based on the reconciliation work that had been performed.

Liabilities subject to compromise as of December 31, 2010 consist of the following (in thousands):

Predecessor
December 31,
2010
Secured Debt	$790,588
Accrued Interest on Secured Debt	29,103
Subordinated Notes	330,000
Accrued Interest on Subordinated Notes	33,062
Accounts payable	2,695
Accrued expenses	5,605
Total liabilities subject to compromise	$1,191,053

3.                                      Property and Equipment

Property and equipment consist of the following (in thousands):

		Successor	Predecessor
	Estimated	December 31,	December 31,
	Life (Years)	2010	2009
Building	40	$139,351	$451,363
Gaming equipment	5	32,527	148,740
Furniture, fixtures, and equipment	5 - 10	23,035	93,930
Leasehold improvements	1 - 20	297	2,043
Land	—	37,290	36,930
Barge	10	15,000	16,935
Construction-in-progress		3,140	6,425
		250,640	756,366
Less accumulated depreciation		—	(239,303)
		$250,640	$517,063

4.                                      Lease Acquisition Costs

Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases.

	Successor		Predecessor
	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)		(dollars in thousands)
Lease Acquisition Costs	$8,226	$—	$62,659	$47,913

The aggregate amortization expense for the years ended December 31, 2010, 2009 and 2008 was $6,695,176, $6,808,930 and $7,170,354, respectively.

Expected annual amortization for the years ending December 31 (in thousands) is:

2011	$2,342
2012	2,085
2013	1,925
2014	1,755
2015	80

5.                                      Goodwill and Other Intangible Assets

ASC Topic 350 requires the Company to test goodwill and other indefinite-lived intangible assets on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  The annual test, which is performed by the Company in the fourth quarter of each year, requires that the Company compare the carrying amount of the indefinitely-lived intangible assets reflected on the balance sheet to the fair value of the intangible assets.

The Company determines the fair value of the indefinite-lived intangible assets other than goodwill utilizing the discounted cash flows method, a form of the income approach.  Fair value measurements of these intangible assets include significant assumptions relating to variables that are based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates in perpetuity to estimated terminal values.

Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2009, we recorded a non-cash charge of $3.8 million to reduce the balance of this asset to its fair value.

Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our trademarks associated with the Sands Regency Casinos was less than their book value.  Accordingly, for the year ended December 31, 2009, we recorded a non-cash charge of $3.4 million to reduce the balance of this asset to its fair value.

Annual impairment testing performed in the fourth quarter of 2010 determined that the fair value of our gaming license rights associated with the Lakeside Casino in Iowa was less than its book value.  Accordingly, for the year ended December 31, 2010, we recorded a non-cash charge of $46.4 million to reduce the balance of this asset to zero.

Annual impairment testing performed in the fourth quarter of 2010 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2010, we recorded a non-cash charge of $29.3 million to reduce the balance of this asset to zero.

Annual impairment testing performed in the fourth quarter of 2010 determined that the fair value of our trademark associated with the Sands Regency Casino was less than their book value.  Accordingly, for the year ended December 31, 2010, we recorded a non-cash charge of $4.4 million to reduce the balance of this asset to zero.

ASC Topic 350 also requires the Company to test goodwill at its reporting units within its market segment on a annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test in the fourth quarter of each year by comparing the fair value with the amount reflected in the balance sheet.

The Company determines the fair value of the goodwill utilizing the residual value method.  Fair value measurements of these assets include significant assumptions relating to variables that are based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates in perpetuity to estimated terminal values.

The aforementioned impairment charges are included in the table below.

Intangible assets consist of the following (dollars in thousands):

	Successor		Predecessor
	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)		(dollars in thousands)
Amortized intangible assets
Customer Loyalty Programs	$7,341	—	$24,350	$7,235
Non-Competition Agreement	—	—	2,180	1,820
Terrible’s Tradename	502	—	—	—
Relationships — Slot Route	464	—	—	—
Total	8,307	—	26,530	9,055

Unamortized intangible assets
Gaming License Rights	110,646		196,800
Beginning accumulated impairment-Gaming Rights	—		(52,500)
Patent applications	—		240
Local Tradename	9,517		55,150
Beginning accumulated impairment-Trademark	—		(7,500)
Impairment charges-Trademark	—		(7,191)
Total	$120,163		$184,999

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are as follows:

Gross carrying amount of goodwill as of January 1, 2009	$119,326
Accumulated impairment to goodwill as of January 1, 2009	(116,071)
Net carrying amount as of January 1, 2009	3,255

Net carrying amount as of December 31, 2009	3,255

Elimination of Predecessor goodwill	(3,255)
Goodwill assigned in fresh-start accounting	59,990
Balance as of December 31, 2010	$59,990

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as states where only a certain number of operators are allowed by law.  Intangible license rights are not currently subject to amortization as we have determined they have an indefinite useful life.

Customer loyalty program assets are being ratably amortized over an average life of 7.7 years.

Expected annual amortization for the years ending December 31 (in thousands) is:

2011	$1,107
2012	1,107
2013	1,107
2014	1,107
2015	1,083

For the years ended December 31, 2010, amortization expense of intangibles was (in thousands) $1,743.

6.                                      Other Assets

Other assets consist of the following (dollars in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Long-term deposits	$5,480	$4,555
Other assets	1,588	1,818
Total	$7,068	$6,373

7.                                      Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Progressive jackpot liabilities	$2,103	$2,071
Accrued payroll and related	10,906	10,069
Slot club point liability	3,854	3,182
Other accrued	11,567	5,093
Total	$28,430	$20,415

8.                                      Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Revolving credit facility secured by assets of the Company. The loans bear interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The average rate at December 31, 2010 was 12.5%. The revolving credit facility matured on June 10, 2009.		$96,760

Term loan secured by substantially all of the assets of the Company. The term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 principal payments due quarterly, with the balance payable at maturity. The average rate at December 31, 2010 was 12.5%. The term loan matures on January 31, 2011.		360,617

Term loan secured by substantially all of the assets of the Company. The term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $150 principal payments due quarterly, with the balance payable at maturity. The average rate at December 31, 2010 was 12.5%. The term loan matures on January 31, 2011.		58,139

Delay draw term loan secured by substantially all of the assets of the Company. The delay draw term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The delay draw term loan requires $812 in principal payments due quarterly for the first five years of such term loan, with the balance payable at maturity. The average rate at December 31, 2010 was 12.5%. The delay draw term loan matures on December 2, 2011.		313,330

81/8 % senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,065		160,000

7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15		170,000

Term loan secured by substantially all of the assets of the Company. Interest on the term loan is based on the rate of, at the Company’s election, either (i) LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor. The term loan requires annual payments of excess cash flow, with the balance payable at maturity. The rate at December 31, 2010 was 10.0%. The term loan matures on December 31, 2015.	$350,000	—

Total debt	350,000	1,158,846

Less amounts subject to compromise	—	(1,158,846)

Total long-term debt	$350,000	$—

Prior to March 22, 2009, HGI and certain of the lenders (the “Consenting Lenders”) under its $860.0 million senior credit facility (the “HGI Credit Facility”) entered into a lockup agreement (as amended and restated on June 29, 2009, the “Lockup Agreement”) which set forth the material terms of HGI’s restructuring.  In exchange for Predecessor agreeing to meet certain timing milestones and to file a plan of reorganization and supporting disclosure satisfactory to Consenting Lenders holding at least two-thirds in amount of the HGI Credit Facility claims held by all of the Consenting Lenders (the “Requisite Lenders”), the Consenting Lenders agreed to vote in support of a plan of reorganization with the terms and conditions described herein during the bankruptcy balloting process.  On July 22, 2009, Predecessor filed with the Bankruptcy Court an amended joint plan of reorganization.  On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Order”), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact”) entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the “Bankruptcy Plan”).  The Bankruptcy Plan became effective on February 5, 2010, but was not fully implemented until December 31, 2010.

On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of Senior Secured Loans and the issuance to HGI of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by HGI to its Lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% Notes and $170.0 million of outstanding principal amount of 7% Notes were terminated and (iv) 100% of the existing equity in HGI was cancelled.  After the transfer of HGI’s assets to us, all of HGI’s subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which will be dissolved) are wholly-owned by us.

Long-term debt is expected to mature as follows (dollars in thousands):

Successor
December 31,
2010
2011	$—
2012	—
2013	—
2014	—
2015	350,000
thereafter	—
Total	$350,000

The following table provides the fair value measurement information about our long-term debt at December 31, 2010.  For additional information regarding ASC Topic 820 and the fair value hierarchy, see Note 2, Description of Business and Summary of Significant Accounting Policies.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)

Bank Credit Facility	350,000	350,000	Level 2

The estimated fair value of our bank credit facility is based on face value, at the stated rate of interest, which we believe approximates fair value at the issue date of December 31, 2010, as there were no private trades of our debt on the date of issuance.

9.                                      Reorganization Items

Reorganization items represent expenses incurred as a result of the Chapter 11 proceedings and are presented separately in the Consolidated Statements of Operations.

	Predecessor
	December 31,
	2010	2009
Trustee fees	$968	$433
Professional fees	2,874	11,969
Other	2,955	17,408
Total	$6,797	$29,810

10.                               Related-Party Transactions

General.

Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are officers and directors of Predecessor and its wholly-owned subsidiaries.  In addition, they are officers and directors of Terrible Herbst, Inc. and Berry-Hinckley Industries.  There is no cross ownership between Predecessor and either Terrible Herbst, Inc. or Berry-Hinckley Industries.  Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers.  Sean Higgins, Predecessor’s General Counsel, is also the general counsel of Berry-Hinckley Industries.  The Plan provides for the modification of certain related party agreements.

Except as described below and in the Plan, all terms and provisions in the Company’s related party agreements shall continue to be valid and enforceable under the Restructuring.  The Plan of Reorganization has been consummated and as the Emergence Date, all related party contracts were assumed by, or assigned to, the Successor.

Slot route contract with Terrible Herbst, Inc. The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible Herbst”), a corporation in which the owners of the Company are officers and which is owned by the parent of the Company’s owners.  Rent expense of $10,596,000, $7,185,000 and $7,114,000 was incurred under this agreement for the years ended December 31, 2010, 2009 and 2008, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This contract was extended in 2009 and now expires in December of 2014.

Other arrangements with Terrible Herbst, Inc. We have also entered into a servicing arrangement with Terrible Herbst pursuant to which we provide accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores.  We also provide personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst reimburses our expenses in providing these services.  Under this servicing arrangement, we were paid approximately $270,100, $270,100 and $246,000 for services rendered for the years ended December 31, 2010, 2009 and 2008, respectively.  This agreement is currently on a month-to-month basis.

We have entered into a master ATM agreement with Terrible Herbst pursuant to which we are granted the exclusive right to install and maintain ATMs in Terrible Herbst convenience store locations.  This agreement expired in December, 2010, subject to automatic renewal for consecutive and repetitive terms of one year, unless we or Terrible Herbst notify the other of non-renewal.    This agreement is assumed under the Plan on the Emergence Date and has reverted to a month-to-month contract. Terrible Herbst notified Successor of its intentions to terminate this agreement effective September 30, 2011.

The Company has entered into a nonexclusive trademark license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011.  At the option of the Company, the agreement provides for the ability to renew the agreement for five additional successive terms of five years each.  Pursuant to this trademark license agreement, the Company paid approximately $1,848,000, $1,760,000 and $1,649,000 to Terrible Herbst in the years ended December 31, 2010, 2009 and 2008, respectively.

The Company entered into a shared services agreement with Terrible Herbst and Berry-Hinckley Industries in January 2008 whereby (i) Terrible Herbst and Berry-Hinckley Industries reimburse the Company for services performed by certain employees of the Company for Terrible Herbst and Berry-Hinckley Industries as requested from time to time, consisting primarily of the day-to-day functions of Terrible Herbst, and Berry-Hinckley Industries and (ii) effective as of January 1, 2009, pursuant to an amended and restated shared services agreement entered into on January 16, 2009, the Company reimburses Terrible Herbst for services performed by certain employees of Terrible Herbst for the Company as requested from time to time, consisting primarily of maintaining the price books for certain of the Company’s service station locations and providing management oversight of the service station operations at the Primm Properties.  Under this agreement, the Company received approximately $555,000, $455,300 and $583,000 for services rendered during the year ended December 31, 2010, 2009 and 2008, respectively, from Terrible Herbst, and the Company received $67,500, $125,000 and $102,000  for the same periods for services from Berry-Hinckley Industries.  In 2009, payment for services rendered by the Company’s employees was reduced by amounts due for services rendered for the Company’s by Terrible Herbst’s employees.  The contract expired on December 31, 2010 and is currently on a month-to-month basis.

The Company entered into an advertising purchasing agreement with Terrible Herbst in January 2009 pursuant to which the Company purchases advertising time on Terrible Herbst’s network of gas pump and interior television screens for $30,000 per month during the twelve months commencing January 1, 2009.  This agreement has been extended for an additional year and currently has an expiration date of December 31, 2011.

Lease agreements.

Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of Herbst FLP II are Jerry and Maryanna Herbst.  In each of 2010, 2009 and 2008, we paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership.  In 2010, 2009 and 2008, we paid $180,000 under this lease.

We lease the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each, contingent on Terrible Herbst renewing its lease of the real property.  Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  In each of 2010, 2009 and 2008, we paid $180,000 under this lease.

We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments through November 2012.  This expense was $585,120, $569,300 and $555,500 for 2010, 2009 and 2008, respectively.

We lease land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years.  In 2010, 2009 and 2008 we received rental income of $348,000 under these leases.

Future rental income under related-party agreements is as follows (dollars in thousands):

2011	$348
2012	348
2013	348
2014	348
2015	348
Thereafter	692
Total	$2,432

Related-party transactions.

Mr. Higgins was our General Counsel, the general counsel of Terrible Herbst until July 2010.  Mr. Higgins is the brother of Mary E. Higgins, our chief financial officer until September 2010.  Mr. Higgins received compensation for services rendered to us in 2010, 2009 and 2008 of $1,637,900, $824,900 and $638,500, respectively.

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins.  Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $191,300, $186,800 and $182,500 in 2010, 2009 and 2008, respectively.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms of the contract we entered into with HIGCO in 2003.  Pursuant to this revenue-sharing contract, SamCon, Inc. paid ETT $93,000, $87,600 and $72,700 in 2010, 2009 and 2008, respectively.

In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company.  Pursuant to this revenue-sharing contract, Prescott’s paid ETT $87,900, $90,700 and $94,900 in 2010, 2009 and 2008, respectively.

In November 2009, ETT entered into a slot route contract with Balboa Pizza, a company partially owned by Mr. David Ross, the Company’s Chief Operating Officer-Gaming, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms the Company has with other taverns.  Pursuant to this revenue-sharing contract, Balboa Pizza paid ETT $63,100 and $3,100 and in 2010 and 2009, respectively.  As of December 31, 2010, Mr. Ross entered into a sale agreement to divest his interest in Balboa Pizza.  The sale is pending approval by Nevada Gaming Regulators.

The balance sheet item “due from related parties” includes receivables of $121,300 and $552,000 at December 31, 2010 and 2009, respectively, from Terrible Herbst, which arise in the normal course of business.  The balances are non-interest bearing and payable on demand.

The balance sheet item “due from related parties” includes receivables of $1,700 and $150,900 at December 31, 2010 and 2009, respectively, from Berry-Hinckley Industries, which arise in the normal course of business.  The balances are non-interest bearing and payable on demand.

The balance sheet item “due from related parties” also includes balances from employees.  These amounts were $165,500 and $131,600 for 2010 and 2009, respectively. The balances are charged interest at varying rates and have original terms ranging from due on demand to nine years.

11.                               Commitments and Contingencies

At December 31, 2010, the Company has non-cancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2011 through 2014, with certain options for renewal. Revenues from gaming machines in these stores did not exceed 10% of the Company’s total revenues in any of the years ended December 31, 2010, 2009 or 2008.

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2011	$59,315
2012	55,264
2013	42,538
2014	30,895
2015	7,548
Thereafter	182,643
Total	$378,203

Rent expense related to non-cancelable leases with terms exceeding one year was $64.3 million, $62.6 million and $61.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.  The Company has appealed this decision and oral arguments were heard by the Supreme Court of Nevada on December 9, 2009.  Based on a review of the legal opinions and facts available to the Company at this time, the Company believes it is adequately reserved for any potential liability related to this incident.

The Company was party to arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the Company received an interim award from the arbitrator that awarded the former employee $1.3 million as a result of this arbitration.  The award is currently under appeal; however, the Company fully recognized the award and approximately $0.2 million for attorney’s fees in fiscal year 2008.

The Company is a party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company’s legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax.  On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision.  On July 17, 2008, the Nevada Supreme Court denied the Department’s Petition.  We have been paying use tax on food purchased for subsequent use as complimentary and employee meals at our Nevada casino properties and are in the process of quantifying the amount of our potential refund, which we estimate to be approximately $1.8 million, excluding interest, from July 1, 2001 through January 1, 2008.  Based on the denial of the petition, as of January 1, 2008, the Company no longer accrues for these taxes, but due to the uncertainty regarding the method for reimbursement to the Company of taxes paid to date, we will not record any gain from previous tax years until the tax refund is realized.

12.                               Employee Benefit Plans

The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees.  The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans.  The Company matches, within prescribed limits, a portion of eligible employees’ contributions.  The Company recorded charges for 401(k) contributions of $0, $504,000 and $933,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company ceased its employee match at December 31, 2009.

The Company implemented a supplemental executive retirement plan (“SERP”) for certain key employees effective May 1, 2004.  The SERP is a nonqualified plan under which the Company makes monthly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant’s annual salary up to a maximum of 33%.  Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund.  Employees do not make contributions under this plan.  A portion of the Company contributions and investment earnings thereon vest after seven years of SERP participation and the remaining portion vests after both seven years of SERP participation and the participant reaching age 67.  For the year ended December 31, 2010, the Company recorded expenses of $235,000 under this plan.  For the year ended December 31, 2009, the Company recorded income of $12,000 under this plan.  For the year ended December 31, 2008, the Company recorded expenses under this plan of $279,000.

The Company was self-funded for health care benefits at its Midwest casino properties for 2008.  Under this plan, the Company was responsible for employee health care costs up to a certain stop loss amount.  For the year ended December 31, 2008, the Company was fully expensed to the stop loss limit and therefore had no liability recorded at year end.  During the fourth quarter of 2008, the Company discovered an error in the placement of the stop loss policy that was in effect for 2007.  As a result of the incorrect policy being in place, the Company was subject to additional exposure for health care claims incurred in 2007.  Additional expense related to this issue for 2007 in the amount of $1,145,000 and $315,000 was expensed in 2008 and 2009, respectively.  Subsequent to 2008, the Company uses a fully insured plan for health care benefits for its Midwest casino properties.

13.                               Segment Information

We have aggregated certain of our properties in order to present five Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, (iii) Primm, (iv) Midwest, and (v) Slot Route. The table below lists the classification of each of our properties.

Southern Nevada

Terrible’s Hotel & Casino	Las Vegas, NV

Terrible’s Town Pahrump Casino	Pahrump, NV

Terrible’s Lakeside Pahrump Casino	Pahrump, NV

Terrible’s Town Henderson Casino & Bowl	Henderson, NV

Terrible’s Town Searchlight Casino	Searchlight, NV

Northern Nevada

Sand’s Regency Hotel & Casino	Reno, NV

Rail City Casino	Sparks, NV

Gold Ranch Casino	Verdi, NV

Dayton Casino	Dayton, NV

Primm

Primm Valley Casino, Resort & Spa	Primm, NV

Buffalo Bill’s Hotel & Casino	Primm, NV

Whiskey Pete’s Hotel & Casino	Primm, NV

Midwest

St. Joseph Riverboat Casino	St. Joseph, MO

Mark Twain Riverboat Casino	La Grange, MO

Lakeside Iowa Hotel and Riverboat Casino	Osceola, IA

Slot Route

Northern and Southern Nevada locations	Multiple Cities in NV

The following table reconciles Segment EBITDA to net income (loss) (in thousands):

	Predecessor
	Year Ended December 31,
	2010	2009	2008

Gross revenues
Southern Nevada	$80,168	$81,225	$90,832
Northern Nevada	90,113	88,318	96,656
Primm	201,430	222,406	257,231
Midwest	145,843	143,675	143,567
Slot Route	183,373	202,484	245,929
Other	174	370	348
Total gross revenues	$701,101	$738,478	$834,563

Segment EBITDA(1)
Southern Nevada	16,077	10,660	14,505
Northern Nevada	13,899	10,509	12,592
Primm	12,191	7,182	16,295
Midwest	39,300	36,154	29,730
Slot Route	7,661	17,703	28,540
Corporate and other	(11,762)	(10,687)	(13,406)
Total segment EBITDA	77,366	71,521	88,256

Depreciation and amortization
Southern Nevada	5,552	6,546	6,890
Northern Nevada	7,193	6,611	6,395
Primm	17,222	16,243	15,169
Midwest	8,103	10,551	11,228
Slot Route	12,428	15,165	17,791
Corporate and other	155	310	310
Total depreciation and amortization	50,653	55,426	57,783

Loss on impairment of assets	80,122	7,192	106,271
Restructuring expense	—	9,814	17,717

Operating income (loss)	(53,409)	(911)	(93,515)

Other non-operating items
Interest expense,	(25)	(29,530)	(116,832)
Interest Income	114	161	921
Reorganization items	441,565	(29,810)	—
Total other non-operating income (expense)	441,654	(59,179)	(115,911)

Net income (loss)	$388,245	$(60,090)	$(209,426)

(1)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from operations plus depreciation and amortization, plus loss on impairment of assets, and plus restructuring expense.

Selected Quarterly Financial Information (Unaudited)
(in thousands)

	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Year Ended December 31, 2010
Net revenues	$159,146	$164,809	$160,664	$150,120	$634,739
Segment EBITDA	21,486	20,465	16,802	18,613	77,366
Operating income (loss)	8,413	7,865	4,303	(73,990)	(53,409)
Net income (loss)	7,969	5,688	3,332	371,256	388,245
Year Ended December 31, 2009
Net revenues	$171,758	$172,708	$168,730	$155,494	$668,690
Segment EBITDA	21,230	21,310	17,023	11,958	71,521
Operating income (loss)	(3,020)	7,436	3,288	(8,615)	(911)
Net income (loss)	(32,846)	4,469	385	(32,098)	(60,090)
Year Ended December 31, 2008
Net revenues	$198,160	$204,558	$196,507	$171,989	$771,214
Segment EBITDA	26,112	26,269	23,395	12,480	88,256
Operating income (loss)	10,167	(32,768)	5,868	(76,782)	(93,515)
Net income (loss)	(16,524)	(62,329)	(22,399)	(108,174)	(209,426)