Form 10-Q
period 2011-03-31
Herbst Gaming, LLC
filed 2011-05-13
CIK 1499268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

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

(702) 889-7600

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No  ☒

The registrant’s units are not traded on an exchange or in any public market.  As of March 31, 2011, the number of the registrant’s common units outstanding was 20,200,001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects”, “projects,” “may,” “will” or “should” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash and (ii) the effects to our business as a result of our reorganization proceedings under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines in chain stores, bars, restaurants and convenience stores (“slot route operations”) and casino properties; or (v) our continued viability, our operations and our results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

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

•                  rising gasoline prices could have a material adverse effect on our revenues as our casinos primarily rely on drive in traffic for visitation.

•                  we face extensive regulation from gaming and other government authorities;

•                  changes to applicable gaming and tax laws could have a material adverse effect on our financial condition; and

•                  other factors that are described in “Part II. Item 1A. Risk Factors.”

Any forward-looking statement made by us in this report speaks only as of the date of this report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Herbst Gaming, LLC

Condensed Consolidated Balance Sheets

(unaudited)
(in thousands except unit amounts)

	Successor
	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$115,626	$103,231
Restricted Cash	7,737	7,737
Accounts receivable, net	3,170	3,999
Notes and loans receivable	389	442
Prepaid expenses	12,977	14,435
Inventory	4,776	4,744
Total current assets	144,675	134,588
Property and equipment, net	247,508	250,640
Lease acquisition costs, net	7,916	8,226
Due from related parties	123	255
Other assets, net	7,869	7,068
Intangibles, net	128,193	128,470
Goodwill	59,990	59,990

Total assets	$596,274	$589,237

Liabilities and Owners’ equity
Current liabilities
Accounts payable	11,821	11,555
Accrued expenses	30,763	28,430
Total current liabilities	42,584	39,985
Long-term debt, less current portion	350,000	350,000
Other liabilities	1,352	1,219
Commitments and contingencies (Note 8)
Owners’ equity
Members capital ($10 par value; 20,000,001 units authorized and outstanding at December 31, 2010; 21,000,001 units authorized and 20,200,001 units outstanding at March 31, 2011)	198,033	198,033
Additional paid-in-capital	420	—
Retained Earnings	3,885	—
Total owners’ equity	202,338	198,033

Total liabilities and owners’ equity	$596,274	$589,237

See notes to condensed consolidated financial statements.

Herbst Gaming, LLC

Condensed Consolidated Statements of Operations

(unaudited)
(in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues
Casino	$82,703	$82,269
Slot Route	45,685	48,164
Food and beverage	13,633	13,696
Lodging	8,134	7,307
Fuel and retail	20,174	17,695
Other	5,620	5,070

Total revenues	175,949	174,201

Promotional allowances
Casino	17,074	15,005
Slot Route	48	50

Total Promotional Allowances	17,122	15,055

Net revenues	158,827	159,146

Expenses
Casino	30,747	29,444
Slot Route	43,587	45,198
Food and beverage	13,380	13,539
Lodging	5,458	5,225
Fuel and retail	18,071	16,271
Other	3,564	3,517
General and administrative	20,565	21,359
Corporate	3,166	3,107
Depreciation and amortization	7,643	13,073

Total costs and expenses	146,181	150,733

Income from operations	12,646	8,413

Other income (expense)
Interest income	26	27
Interest expense, (Predecessor’s contractual interest would have been $32,552 for the period ended March 31, 2010)	(8,787)	—
Reorganization costs	—	(471)
Total other expense, net	(8,761)	(444)

Net income	$3,885	$7,969

See notes to condensed consolidated financial statements.

Herbst Gaming, LLC

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Successor	Predecessor
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Cash flows from operating activities
Net income	$3,885	$7,969
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,643	13,073
Amortization of debt issuance costs	36	—
Gain (loss) on sale of property and equipment	(2)	52
Equity-based compensation	420	—
Decrease (increase) in operating assets:
Accounts receivable	957	52
Prepaid expenses	1,458	(247)
Inventory	(32)	195
Due from related parties	1	(49)
Other assets	82	(14)
Increase (decrease) in operating liabilities:
Accounts payable	(421)	(182)
Liabilities subject to compromise	—	(1,519)
Accrued expenses	2,333	3,584
Other liabilities	122	152
Reorganization items	—	(5,095)
Net cash provided by operating activities	$16,482	$17,971

Cash flows from investing activities
Additions to notes and loans receivable	$(127)	$(29)
Collection on notes and loans receivable	173	186
Proceeds from sale of property and equipment	28	33
Purchases of property and equipment	(2,917)	(4,215)
Lease acquisition costs	(315)	(103)
Net cash used in investing activities	$(3,158)	$(4,128)

Cash flows from financing activities
Loan origination fees	$(929)	$—
Reorganization items	—	(1,146)
Net cash used in financing activities	(929)	(1,146)
Net increase in cash and cash equivalents	12,395	12,697
Cash and cash equivalents
Beginning of year	103,231	116,894
End of year	$115,626	$129,591
Supplemental cash flow information:
Cash paid during the period for interest	$8,750	$—
Cash paid for reorganization items	—	5,567
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$933	$1,710

See notes to condensed consolidated financial statements.

Herbst Gaming, LLC

Notes to condensed consolidated financial statements

1.                                      Summary of Significant Accounting Policies

Organization

Herbst Gaming, LLC. (and together with its subsidiaries, the “Company,” “Successor,” “we” or “us”) was incorporated in the State of Nevada on March 29, 2010.  We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the “Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Plan”).  Predecessor’s bankruptcies were jointly administered under the lead case In re: Zante, Inc., Case No. BK-N-09-50746-GWZ in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

We are a diversified operator of 15 wholly-owned casino gaming properties and a wholly-owned slot route operation.  Headquartered in Las Vegas, we have gaming operations in Nevada, Missouri and Iowa, which we have aggregated in order to present five Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, (iii) Primm, (iv) Midwest, and (v) Slot Route.

The reorganization of Predecessor was substantially consummated on December 31, 2010 (the “Emergence Date”), wherein we acquired all of Predecessor’s assets in consideration for the issuance of our membership interests and senior secured loans.  See Note 2 — Fresh Start Accounting for a further description of the reorganization of Predecessor.

The Company has its principal executive offices at 3440 West Russell Road, Las Vegas, Nevada 89118; its telephone number is (702) 889-7600.

Basis of Presentation

The condensed consolidated financial statements of Herbst Gaming, LLC as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Predecessor or Successor, as applicable, and its subsidiaries.  In preparing the condensed consolidated financial statements, all significant inter-company accounts and transactions have been eliminated.

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

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Reclassifications

On the Emergence Date, we changed the classification of certain revenue and expense items on the Predecessor’s statements of operations to conform to the classification that the Successor intends to use in the future.  These changes were made to provide additional detail to the reader and to better conform the presentation to that typically used in the casino gaming industry and have no effect on previously reported operating income or net income.  The primary changes were to provide separate line items for Casino, Slot Route, Food and beverage, Fuel and Retail and Other Revenues and corresponding operating expenses; provide separate detail for Promotional allowances related to Casino and Slot Route and to reflect certain general and administrative expenses incurred at the properties as General and Administrative expenses rather than property expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company’s condensed consolidated financial statements include:  fair value determination of assets and liabilities in conjunction with fresh start accounting, reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

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

Reorganization Costs

The Predecessor filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on March 22, 2009. Accounting Standards Codification (ASC) 852, Reorganizations, which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code, requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, effective March 22, 2009 (the “Filing Date”) revenues, expenses, and realized gains and losses that were directly associated with the reorganization of Predecessor’s business have been reported separately as reorganization costs in the statements of operations. In addition, cash provided by or used for reorganization costs is disclosed separately in the consolidated statements of cash flows.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the terms of the related debt agreements.

Income Taxes

On the Emergence Date, the Company elected to be treated as a partnership for income tax under the provisions of the Internal Revenue Code. Under those provisions, the members are liable for income tax on the taxable income of the Company as it affects the members’ individual income tax returns. Accordingly, no provision for income taxes has been included in the condensed consolidated financial statements as of March 31, 2011.  Effective April 1, 2011, the Company elected to be treated as a c-corp for income tax under the provisions of the Internal Revenue Code.  In connection with this election, the Company expects to include a provision for income taxes and related tax asset and liability accounts for the quarter ended June 30, 2011.  The Predecessor elected to be taxed as an S Corp for income tax under the provisions of the Internal Revenue Code.  Accordingly, no provision for income taxes has been included in the condensed consolidated financial statements of the Predecessor.

2.                                      Fresh Start Accounting

Plan of Reorganization

On the Emergence Date, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of senior secured loans (the “Senior Secured Loans”) and the issuance to HGI of all of our membership interests (the “Common Units”), (ii) the Senior Secured Loans and Common Units were distributed by HGI to its lenders (“Lenders”) under their credit facility (the “HGI Credit Facility”) on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes (the “8.125% Notes”) and $170.0 million of outstanding principal amount of 7% senior subordinated notes (the “7% Notes”, together with the 8.125% Notes, the “Subordinated Notes”) were terminated and (iv) 100% of the existing equity in HGI was cancelled (clauses (i) through (iv) referred to herein as the “Restructuring Transactions”).

Fresh-Start Balance Sheet

In accordance with accounting guidance related to financial reporting by entities in reorganization under the bankruptcy code, the Company adopted fresh-start reporting upon the Emergence Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of Predecessor common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor that were issued and outstanding prior to the commencement of the Chapter 11 Cases) received less than 50 percent of the voting shares of the emerging entity. Under the accounting guidance, fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of the Emergence Date.

Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Emergence Date. As set forth in the disclosure statement relating to the Plan, as confirmed by the Bankruptcy Court on February 5, 2010, the enterprise value of Predecessor was estimated to be in the range of $500 million to $600 million.  Successor’s enterprise value was estimated using various valuation methods, including (i) a comparison of the Predecessor and its projected performance to the market values of comparable companies, and (ii) a calculation of the present value of the future cash flows of Successor based on financial projections.

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

Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected future cash flow projections, the Company concluded that an enterprise value of $548 million should be used for fresh-start reporting purposes, as it most closely approximated fair value. After deducting the fair value of debt, this resulted in a post-emergence equity value of $198 million calculated as follows (in thousands):

Enterprise value	$548,033

Less debt at fair value at 12/31/10	(350,000)

Post-emergence equity value of common units	$198,033

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

Reorganization Items and Fresh Start Adjustments (dollars in thousands)

	December 31,
	Predecessor 2010	Reorganization Items (a)		Fresh Start Accounting		Successor 2010
Assets
Current assets
Cash and cash equivalents	$103,231	$—		$—		$103,231
Restricted Cash	7,737	—		—		7,737
Accounts receivable, net	5,060	(1,061)		—		3,999
Notes and loans receivable	442	—		—		442
Prepaid expenses	14,975	—		(540	)(f)	14,435
Inventory	4,744	—		—		4,744
Total current assets	136,189	(1,061)		(540)		134,588
Property and equipment, net	501,056	—		(250,416	)(g)	250,640
Lease acquisition costs, net	8,566	—		(340	)(f)	8,226
Due from related parties	255	—		—		255
Other assets, net	7,068	—		—		7,068
Intangibles, net	120,784	—		7,686	(i)	128,470
Goodwill	3,255	—		56,735	(h)	59,990

Total assets	$777,173	$(1,061)		$(186,875)		$589,237

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$10,360	$1,195	(b)	$—		$11,555
Accrued interest	—	—		—		—
Accrued expenses	21,326	7,104	(b)	—		28,430
Total current liabilities	31,686	8,299		—		39,985
Long-term debt, less current portion	—	350,000	(d)	—		350,000
Other liabilities	2,797	—		(1,578	)(f)	1,219
Liabilities subject to compromise	1,191,053	(1,191,053	)(c)	—		—
Commitments and contingencies
Stockholders’ deficit
Members capital ($10 par value; 20,000,001 units issued and outstanding)	—	198,033	(e)	—		198,033
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	(2,368	)(e)	—		—
Additional paid-in-capital	1,631	(1,631	)(e)	—		—
Accumulated deficit	(452,362)	637,659	(e)	(185,297	)(j)	—
Total stockholders’ equity/(deficit)	(448,363)	831,693		(185,297)		198,033

Total liabilities and stockholders’ deficit	$777,173	$(1,061)		$(186,875)		$589,237

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

For further information on the valuation of intangible assets, see Note 4—Goodwill and Intangible Assets.

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

3.                                      Property and Equipment

Property and equipment acquired from Predecessor is stated at fair market value on Emergence Date and is being depreciated over the remaining useful life using the straight-line method. Property and equipment acquisitions are stated at cost and are being depreciated over useful life using the straight-line method. Property and equipment consists of the following (in thousands):

		Successor
	Estimated	March 31,	December 31,
	Life (Years)	2011	2010
Building	40	$139,370	$139,351
Gaming equipment	5	34,822	32,527
Furniture, fixtures, and equipment	5 - 10	23,372	23,035
Leasehold improvements	1 - 20	300	297
Land	—	37,290	37,290
Barge	10	15,000	15,000
Construction-in-progress		4,090	3,140
		254,244	250,640
Less accumulated depreciation		(6,736)	—
		$247,508	$250,640

4.                                      Goodwill and Other Intangible Assets

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

Intangible assets consist of the following (dollars in thousands):

	Successor			Successor
	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)			(dollars in thousands)
Amortizing intangible assets
Customer Loyalty Programs	$7,341	$(244)	$7,097	$7,341	$—	$7,341
Terrible’s Tradename	502	(25)	477	502	—	502
Relationships — Slot Route	464	(8)	456	464	—	464
Total Amortizing intangible assets	8,307	(277)	8,030	8,307	—	8,307

Unamortizing intangible assets
Gaming License Rights	110,646		110,646	110,646		110,646
Local Tradenames	9,517		9,517	9,517		9,517
Total Unamortizing intangible assets	120,163		120,163	120,163		120,163
Total	$128,470		$128,193	$128,470		$128,470

Definite lived intangible assets are amortized ratably over their expected life.  Customer loyalty program intangible assets are being amortized over an average life of 7.7 years.  The Terrible’s tradename is being amortized using an average life of 5 years and slot route relationships are being amortized over an average life of 14.5 years.

Gaming license rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as states where only a certain number of operators are allowed by law.  Gaming license rights and local tradenames are not currently subject to amortization as we have determined they have an indefinite useful life.

5.                                      Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	Successor
	March 31,	December 31,
	2011	2010
Progressive jackpot liabilities	$2,206	$2,103
Accrued payroll and related	12,806	10,906
Slot club point liability	3,937	3,854
Other accrued	11,814	11,567
Total	$30,763	$28,430

6.                                      Long-Term Debt

On the Emergence Date, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of Senior Secured Loans and the issuance to HGI of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by HGI to its Lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% Notes and $170.0 million of outstanding principal amount of 7% Notes were terminated and (iv) 100% of the existing equity in HGI was cancelled.  After the transfer of HGI’s assets to us, all of HGI’s subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which have been dissolved) are wholly-owned by us.

Long-term debt is comprised entirely of the $350.0 million credit facility and is expected to mature on December 31, 2015.

The following table provides the fair value measurement information about our long-term debt at December 31, 2010.  For additional information regarding ASC Topic 820 and the fair value hierarchy, see Note 1, Description of Business and Summary of Significant Accounting Policies.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)

Bank Credit Facility	350,000	364,875	Level 2

The estimated fair value of our bank credit facility is based on bid prices on or about March 31, 2011.

7.                                      Equity-based compensation

We account for our share-based compensation arrangements under an accounting standard which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair values of awards are recognized as additional compensation expense, which is classified as operating expenses, proportionately over the vesting period of the awards.

Our share-based compensation arrangements are designed to advance the long-term interests of the Company, including by attracting and retaining employees and directors and aligning their interests with those of our stockholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending on the form of the share-based award, new shares of our common units may be issued upon grant, option exercise or vesting of the award. We maintain two classes of a share-based plan, each as discussed below.  As of March 31, 2011, the Company had awarded grants of 609,093 units and there were 390,907 units available for grant under the LTIP. This plan was approved by the compensation committee of the board of directors.

The Herbst Gaming, LLC 2011 Long Term Incentive Plan (LTIP) permits the granting of stock options to employees, officers, directors and consultants. Options granted to management under the LTIP generally vested ratably over a three-year period from the date of the grant, and expire five years from the date of grant.  Options granted to directors vest ratably over two years.  Options granted to our Chief Executive Officer will vest ratably on December 31, 2011, 2012, and 2013.  Vesting of the Chief Executive Officer’s options will be based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

Our 2011 LTIP provides for the grant of Restricted Stock Units (“RSUs”) to our Chief Executive Officer. An RSU is an award which may be earned in whole, or in part, upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares, or other securities or a combination of such. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our 2011 LTIP.  In March 2011, our Chief Executive Officer was granted RSUs, totaling approximately 200,000 units.  Each of these RSUs represents a contingent right to receive one unit of Herbst Gaming, LLC common units upon vesting. These RSUs will vest ratably on December 31, 2011, 2012, and 2013.  The vesting for each year will be based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

A summary of our outstanding and non-vested option and restricted unit activity for the period ended March 31, 2011 is as follows:

	Stock Options				Restricted Stock
Outstanding and
	Outstanding		Non-Vested		Non-Vested
Weighted
		Weighted		Average		Weighted
		Average		Fair		Average
		Exercise		Value		Fair
		Price		Per		Value
	Shares	Per Share	Shares	Share	Shares	Per Share
Balance, January 1, 2011	—	$—	—	$—	—	$—
Granted	409,093	10.00	409,093	5.5	200,000	10.00
Vested	—	—	(38,636)	5.5	—	—
Exercised	—	—	—	—	—	—
Expired / Cancelled	—	—	—	—	—	—

Balance, March 31, 2011	409,093	10.00	370,457	5.5	200,000	10.00

A summary of our exercisable stock options as of March 31, 2011 is as follows:

Number of vested stock options	38,636
Weighted average exercise price per share	$10.00
Aggregate intrinsic value	$0
Weighted average remaining contractual term in years	5.0

We determine the fair value of stock option awards at their grant date, using a Black-Scholes Option-Pricing model applying the assumptions in the following table. We determine the fair value of restricted stock awards based on the fair market value of our common stock on the grant date.  Actual compensation, if any, ultimately realized may differ significantly from the amount estimated using an option valuation model.

The following stock option information is as of March 31:

As of March 31, 2011

Weighted average grant date fair value per share of options granted Significant fair value assumptions:	$5.50
Expected term in years	5.00
Expected volatility	63.43%
Expected dividends	0.0%
Risk-free interest rates	2.27%
Total intrinsic value of options exercised	$—
Aggregate cash received for option exercises	$—

Compensation cost (included in operating expenses) (in thousands):-
Options	$253
Restricted units	167

Total	$420

As of period end date:
Total compensation cost for non-vested awards not yet recognized (in thousands):
Stock options	$1,940
Restricted stock	$1,833
Weighted-average years to be recognized
Options	2.6
Restricted units	2.7

For each year presented, the expected option term was determined using the simplified method under the applicable accounting standard. Expected volatility is based on historical market factors related to an average of the stocks of the Company’s peer group. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

8.                                      Commitments and Contingencies

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, Inc. (“ETT”), a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising our right to appeal.  The Company appealed the decision and oral arguments were heard by the Supreme Court of Nevada on December 9, 2009.  The panel upheld the District Court’s decision, ETT filed a motion for en banc hearing and on January 4, 2011, the full Supreme Court heard oral argument solely regarding the punitive damages award.  Pursuant to a Bankruptcy Court order on May 3, 2010, we fully reserved for this potential liability including related interest.  As of March 31, 2011, the Company has reserved $5.7 million including interest for this judgment.

The Company was party to arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the arbitrator awarded the former employee $1.3 million.  The arbitration award was appealed to the Clark County District Court.  On April 21, 2010, the District Court issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanding the matter back to arbitration.  The former employee appealed the District Court Order to the Nevada Supreme Court, which determined it did not have jurisdiction to hear the appeal.  The former employee then sought a writ of mandamus from the Supreme Court directing the District Court to confirm the arbitration award or alternatively a writ of prohibition preventing the remand to the arbitrator so that the Supreme Court could consider his appeal.  That request for relief is pending.  The Predecessor fully reserved for this award and approximately $0.2 million for attorney’s fees in fiscal year 2008.  As of March 31, 2011, The Company has the $1.5 million fully reserved for this claim.

The Company is a party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company’s legal position can be successfully defended without material adverse effect on its condensed consolidated financial statements.

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

9.                                     Segment Information

We have aggregated certain of our operations in order to present five Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, (iii) Primm, (iv) Midwest, and (v) Slot Route. The table below lists the classification of each of our properties.

Southern Nevada
Terrible’s Hotel & Casino	Las Vegas, NV
Terrible’s Town Pahrump Casino	Pahrump, NV
Terrible’s Lakeside Pahrump Casino	Pahrump, NV
Terrible’s Town Henderson Casino & Bowl	Henderson, NV
Terrible’s Town Searchlight Casino	Searchlight, NV
Northern Nevada
Sand’s Regency Hotel & Casino	Reno, NV
Rail City Casino	Sparks, NV
Gold Ranch Casino	Verdi, NV
Dayton Casino	Dayton, NV
Primm
Primm Valley Casino, Resort & Spa	Primm, NV
Buffalo Bill’s Hotel & Casino	Primm, NV
Whiskey Pete’s Hotel & Casino	Primm, NV
Midwest
St. Joseph Riverboat Casino	St. Joseph, MO
Mark Twain Riverboat Casino	La Grange, MO
Lakeside Iowa Hotel and Riverboat Casino	Osceola, IA
Slot Route
Northern and Southern Nevada locations	Multiple Cities in NV

The following table reconciles Segment EBITDA to net income (loss) (in thousands):

	Successor	Predecessor
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Gross revenues
Southern Nevada	$20,287	$20,711
Northern Nevada	21,271	21,337
Primm	51,376	48,212
Midwest	36,939	35,151
Slot Route	46,076	48,704
Other	—	86
Total gross revenues	$175,949	$174,201

Segment EBITDA(1)
Southern Nevada	4,818	4,621
Northern Nevada	2,803	3,207
Primm	3,367	3,605
Midwest	10,027	9,619
Slot Route	2440	3,454
Corporate and other	(3,166)	(3,020)
Total segment EBITDA	20,289	21,486

Depreciation and amortization
Southern Nevada	1,424	1,463
Northern Nevada	1,065	1,728
Primm	1,690	4,169
Midwest	1,436	2,362
Slot Route	2,028	3,274
Corporate and other	—	77
Total depreciation and amortization	7,643	13,073

Operating income	12,646	8,413

Other non-operating items
Interest expense (Predecessor’s contractual interest would have been $32,552 for the period ended March 31, 2010)	(8,787)	—
Interest Income	26	27
Reorganization items	—	(471)
Total other non-operating expense	(8,761)	(444)

Net income	$3,885	$7,969

(1)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from operations plus depreciation and amortization, plus loss on impairment of assets, and plus restructuring expense.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We are a diversified gaming company that focuses on two business lines: casino operations and slot route operations.  As of March 31, 2011, our casino operations in Nevada consisted of 12 casinos.  Five of these casinos focus on local gaming patrons in Southern Nevada, and include the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s Las Vegas”) and four other small casinos in Southern Nevada operated under the Terrible’s name that consist of Terrible’s Town Casino in Pahrump, Nevada (“Pahrump Casino”), Terrible’s Lakeside Casino & RV Park in Pahrump, Nevada (“Lakeside”), Terrible’s Town Casino & Bowl in Henderson, Nevada (“Henderson Casino”), and Terrible’s Searchlight Casino in Searchlight, Nevada.  We also operate the following four casinos in Northern Nevada, all of which were acquired by Predecessor in January 2007:

•                  the Sands Regency Casino Hotel in downtown Reno, Nevada (“Sands”);

•                  Terrible’s Rail City Casino in Sparks, Nevada (“Rail City”);

•                  Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada (“Gold Ranch”); and

•                  Terrible’s Dayton Depot Casino in Dayton, Nevada (“Dayton Casino”).

In additional, we operate the following three casinos in Primm, Nevada, all of which were acquired by Predecessor in April 2007:

•                  Primm Valley Resort and Casino (“Primm Valley”);

•                  Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”);and

•                  Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”, and together with Primm Valley and Buffalo Bill’s, the “Primm Casinos”).

Our casino operations outside of Nevada consist of Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri (“St. Jo”), Terrible’s Mark Twain Casino in LaGrange, Missouri (“Mark Twain”), and Terrible’s Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”).

As of March 31, 2011, our properties collectively included approximately 322,000 square feet of gaming space with 8,293 slot machines, 141 table games and 3,869 hotel rooms.

Seasonality

We do not believe that our business as a whole is seasonal to any significant degree.  However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months.

Presentation

Emergence from Chapter 11 Reorganization

Herbst Gaming, LLC (and together with its subsidiaries, the “Successor”, “Company,” “we” or “us”) was incorporated in the state of Nevada on March 29, 2010.  We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the “Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “BankruptcyPlan”).

On December 31, 2010 (the “Emergence Date”), (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of Senior Secured Loans and the issuance to Predecessor of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed to the lenders of the Predecessor on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes and $170.0 million of outstanding principal amount of 7% senior subordinated notes were terminated, and (iv) 100% of the existing equity in Predecessor was cancelled.

On the Emergence Date, we adopted fresh start accounting in accordance with ASC 852-10-15.  As a result, the value of Predecessor’s assets, including intangible assets, and liabilities have been adjusted to their fair values with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as goodwill on our condensed consolidated balance sheet.  Due to the adoption of fresh start accounting, the Predecessors results of operation for the three months ended March 31, 2010 are not comparable to the results of our operations for the three months ended March 31, 2011 and are presented for comparative purposes only.  Particularly, as a result of the adoption of fresh start accounting, depreciation and amortization expense for the three months ended March 31, 2011 was $7.6 million compared to $13.1 million for the three months ended March 31, 2010.  Additionally, the Predecessor’s results of operations for the three months ended March 31, 2010 does not include contractual interest expense of $32.6 million which was stayed during the Chapter 11 Case.  Interest expense for the Successor for the three months ended March 31, 2011 was $8.8 million.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures.  The key measures for determining how our business is performing include gross gaming revenue, promotional allowances and marketing expenses, and controllable operating costs.

Management measures the performance of each geographical region in which we operate based on segment EBITDA.  Key volume indicators such as slot machine win per unit, table games win per unit, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with the casino operations.  Hotel occupancy and average daily rate are used to analyze the performance of our hotel operations. Fuel and retail operations include revenues from gas stations and convenience stores that we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

Results of Operations

Our financial results are highly dependent upon the number of customers we attract to our casino facilities and the amounts those customers spend per visit.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive in traffic from feeder markets to provide visitation.  Our slot route operation is dependent on the local population in Nevada where we operate.  Generally, we believe that our operating results for the three months ended March 31, 2011 and 2010 have been adversely impacted by the weakened national economy.  Continued high unemployment rates and weak housing prices in the markets in which we operate have also negatively impacted our revenue.

The following provides a summary of overall operating results:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Net revenues	$158,827	$159,146
Segment EBITDA	20,289	21,486
Operating income	12,646	8,413
Net interest income (expense)	(8,761)	27
Reorganization costs	—	(471)
Net income	3,885	7,969

Revenues by Category

The following table presents detail of our consolidated gross revenues and costs and expenses by category:

	Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	% Change	2010
Gross Revenues
Gaming	$82,703	1%	$82,269
Slot Route	45,685	(5)%	48,164
Fuel & Retail	20,174	14%	17,695
Food and Beverage	13,633	—%	13,696
Lodging	8,134	11%	7,307
Other	5,620	11%	5,070

Total Gross Revenues	$175,949	1%	$174,201

Promotional Allowances	(17,122)	14%	(15,055)

Net Revenues	158,827	—%	159,146

Costs and Expenses
Gaming	30,747	4%	29,444
Slot Route	43,587	(4)%	45,199
Fuel & Retail	18,071	15%	15,712
Food and Beverage	13,380	(1)%	13,539
Lodging	5,458	4%	5,224
General and Administrative	20,565	(6)%	21,918
Other	3,564	1%	3,517
Corporate	3,166	2%	3,107

Total Segment Costs and Expenses	138,538	1%	137,660

Segment EBITDA Margins
Gaming (net of promotional allowances)	42%		46%
Slot Route	5%		6%
Fuel & Retail	10%		11%
Food and Beverage	2%		1%
Lodging	33%		29%
Other	37%		31%

Gross Revenue

We derive a substantial amount of our gross revenues from gaming operations at our 15 casinos, which produced approximately 47% of our gross revenues for the three months ended March 31, 2011 and 2010.  Gaming revenues include revenues from slot machines and table games.  Gaming revenues are generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  Promotional allowances were 10% and 9% of gross revenues for the three months ended March 31, 2011 and 2010, respectively.  The promotional environment continues to be highly competitive and we continue to manage promotional expenses across our properties.

Gross revenues from our slot route represent the next most significant revenue source comprising approximately 26% and 28% for the three months ended March 31, 2011 and 2010, respectively.  We generally enter into two types of slot route contracts:  Chain accounts with large grocery and drug stores, for which we pay a fixed monthly fee for each location where we place slot machines, and street accounts with bars and restaurants, where we share revenue with the location owner on a percentage basis.  Total machines on our slot route were approximately 6,000 and 6,100 as of March 31, 2011 and 2010, respectively.  Slot route revenues include the gross slot machine gaming revenues from our chain and street locations before revenue share or space lease expenses.

Fuel and retail gross revenues produced approximately 11% and 10% of our gross revenues for the three months ended March 31, 2011 and 2010, respectively.  Our fuel operations include a gas station and convenience store located at the Lakeside property in Osceola, Iowa; a gas station and convenience store at the Gold Ranch property in Verdi, Nevada; and a total of three gas stations located at the Primm properties.

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service and entertainment outlets we own and operate in our casino properties. Food and beverage revenue is recognized at the time the food and/or beverage are provided to the guest. Food and beverage revenues from outlets that we own and operated at our casino locations produced approximately 8% of our gross revenues for the three months ended March 31, 2011 and 2010.

Lodging revenues from our hotel operations accounted for approximately 5% and 4% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.  Lodging revenue is derived from rooms rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per occupied room per day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenue is recognized at the time the room is provided to the guest.

Other revenues are primarily derived from entertainment, lottery, golf and ATM revenues at our casino properties and produced approximately 3% of our gross revenues for the three months ended March 31, 2011 and 2010.

Costs and Expenses

Direct costs and expenses, including selling, general and administrative expenses for each of our geographical operations are aggregated and included in Reportable Segment expenses discussed below.

Corporate expenses represent unallocated payroll, professional fees and other expenses that are not directly attributable to our Reportable Segment operations.  Corporate expenses as a percentage of gross revenues are flat at 2% for each of the three months ended March 31, 2011 and 2010.

Results of Operations by Reportable Segment

We review results of operations based upon Reportable Segments.  Reportable Segment EBITDA represents each property’s earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.

The following table presents financial information, by Reportable Segment, for the three months ended March 31, 2011 and 2010:

	Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	% Contribution	2010	% Contribution
Gross Revenues
Southern Nevada	$20,287	12%	$20,711	12%
Northern Nevada	21,271	12%	21,337	12%
Primm	51,376	29%	48,212	28%
Midwest	36,939	21%	35,151	20%
Slot Route	46,076	26%	48,703	28%
Other	—	—%	87	—%
Total Gross Revenues	$175,949	100%	$174,201	100%

Segment EBITDA
Southern Nevada	$4,818	24%	$4,621	21%
Northern Nevada	2,803	14%	3,207	15%
Primm	3,367	17%	3,605	17%
Midwest	10,027	49%	9,619	45%
Slot Route	2,440	12%	3,454	16%
Corporate and Other	(3,166)	(16)%	(3,020)	(14)%
Total EBITDA	$20,289	100%	$21,486	100%

Southern Nevada

Southern Nevada casino operations include Terrible’s Las Vegas, Terrible’s Town Casino - Pahrump, Terrible’s Lakeside - Pahrump, Terrible’s Henderson Casino & Bowl and Terrible’s Searchlight.  Southern Nevada casino operations accounted for 12% of our gross revenues for the three months ended March 31, 2011 and 2010.

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Gross revenues in the region declined $0.4 million, or 2%, to $20.3 million for the three months ended March 31, 2011 from $20.7 million for the same period in 2010 primarily in the casino division due to a continuation of the weak economic conditions in Southern Nevada and our feeder markets in California.  Southern Nevada continues to see record high unemployment and foreclosure rates affecting our local customer base.  In addition, Terrible’s Las Vegas, which attracts Las Vegas visitors, continued to face cautious consumer spending, resulting in a noticeable decline in the amount spent per visitor.

Despite revenue declines, Southern Nevada Segment EBITDA increased by $0.2 million, or 4%, from $4.6 million for the three months ended March 31, 2010 to $4.8 million for the comparable period in 2011 as a result of continuing cost savings measures designed to maintain operating margins.  Total expenses in Southern Nevada were down $0.3 million, or 2%, for the three months ended March 31, 2011 when compared to the same period in 2010.  Expense reductions in the food and beverage, lodging and fuel and retail divisions decreased a total of $0.3 million.  General and administrative expenses decreased by $0.8 million, primarily related to reductions in printing and supply expenses, repair and maintenance charges and utilities expenses while casino division expenses increased $0.8 million, primarily attributable to contract services and promotional expenses.

Northern Nevada

Northern Nevada operations include the Sands, Rail City, Gold Ranch and Dayton Casino.  Northern Nevada casino operations accounted for 12% of the Company’s gross revenues for the three months ended March 31, 2011 and the three months ended March 31, 2010.

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Gross revenues in the region remained constant at $21.3 million for the three months ended March 31, 2011 and the three months ended March 31, 2010 despite considerable snowfall in the Sierra Nevada mountain range that was reportedly the second highest snowfall on record for the region.  While this inclement weather had an adverse impact on the market as a whole, our drive-in customers visited our properties to stay, play and dine.  Food and beverage revenues increased $0.2 million for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 primarily related to an increase in food covers at the Rail City property.  Fuel and retail revenues decreased $0.2 million for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 due to lower gasoline sales volume primarily related to conditions on the roadways that feed in and out of our Gold Ranch property which includes a fuel station.

Northern Nevada Segment EBITDA decreased by $0.4 million to $2.8 million for the three months ended March 31, 2011 compared to $3.2 million for the three months ended March 31, 2010 primarily due to increased operating expenses related to promotional costs, administrative expenses including insurance costs and a slightly reduced margin in the fuel and retail segment due to retail pricing pressures.

Primm

Primm operations include Primm Valley, Buffalo Bill’s and Whiskey Pete’s.  In addition to casino operations, our results from Primm include the operation of three gas station/convenience stores, a lottery store, and two 18-hole Tom Fazio designed golf courses, which we lease and manage.  Primm operations accounted for 29% and 28% of the Company’s gross revenues for the three months ended March 31, 2011 and 2010, respectively.

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

The customer base of the Primm Casinos consists primarily of value oriented drive-in tourists from the Southern California market.  Total revenues at Primm increased by $3.2 million for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.  Fuel and retail revenue increases accounted for most of the increase, up $2.7 million, or 21%, due to increases in the retail price of gasoline.  Primm Casino revenues declined $0.6 million, or 3% for the three months ended March 31,

2011 when compared to the same period in prior year.  Operations at Primm continue to be negatively affected by increased competition for Southern Nevada and Southern California customers.  The casino declines at Primm were mainly attributable to reductions in slot revenue.  Hotel  revenues increased by $0.9 million due to higher occupancy.  Hotel occupancy at Primm was 51.6% for the three months ended March 31, 2011 compared to 42.3% for the comparable period in 2010 and average daily rate was $38.36 for the three months ended March 31, 2011 compared to $39.46 for the three months ended March 31, 2010.  Other revenue includes revenues generated from entertainment, the lottery store and golf course.  Other revenues increased by $0.4 million primarily due to additional entertainment events as compared to the same period in 2010.

Primm management focuses on Segment EBITDA margins by concentrating on expense reduction plans and marketing philosophy. Overall, Segment EBITDA from Primm operations decreased by $0.2 million to $3.4 million for the three months ended March 31, 2011 compared to $3.6 million for the three months ended March 31, 2010.  Segment EBITDA margin for Primm operations was consistent at 7% for both periods.

Overall, expenses increased by a total of $1.5 million for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.  Fuel and retail expenses increased $2.5 million as a direct result of the increased fuel revenue while expense declines in other operating divisions netted to $1.0 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Hotel expenses increased $0.4 million as a result of the increased occupancy while expenses in food and beverage declined $0.5 million as a result of the outsourcing of restaurants.  General and administrative expenses declined $0.9 million as a result of reductions in payroll and related expenses and other direct expenses including utilities.

Midwest

Midwest operations include St. Jo in Missouri, Mark Twain in Missouri and the Lakeside Iowa in Osceola, Iowa.  Midwest casino operations accounted for 21% and 20% of the Company’s gross revenues for the three months ended March 31, 2011 and 2010, respectively.

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Gross revenues for our Midwest casinos increased $1.8 million, or 5%, to $36.9 million for the three months ended March 31, 2011 compared to $35.1 million in the comparable period in 2010.   The increases were primarily driven by results at our Iowa property as gross revenues increased by $1.2 million for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. St. Jo and Mark Twain experienced revenue increases of $0.2 million and $0.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, respectively.  Revenue increases at the Midwest properties were driven by higher visitation due to more favorable weather conditions and targeted marketing campaigns as compared to the same period in 2010.

Segment EBITDA at the Midwest casinos increased by $0.4 million, or 4%, to $10.0 million for the three months ended March 31, 2011 from $9.6 million for the comparable period in 2010.  Expense increases in promotional allowances and taxes at Lakeside partially offset the revenue increase resulting in an overall increase to Segment EBITDA of $0.1 million for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.  Segment EBITDA at the Missouri properties increased by a total of $0.3 million for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 as a result of the revenue increases offset by increases in variable costs.

Slot Route

Slot Route revenues contributed 26% and 28% of the Company’s gross revenues for the three months ended March 31, 2011 and 2010, respectively.

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Slot Route gross revenues decreased by $2.6 million, or 5%, to $46.1 million for the three months ended March 31, 2011 compared to $48.7 million for the comparable period in 2010 primarily due to the continuing weak economy in Nevada.  Persistently high unemployment and foreclosure rates in Nevada continue to affect our local customer base and revenues derived from the Slot Route. Additionally, the number of machines in operation on the Slot Route decreased to approximately 6,000 for the three months ended March 31, 2011 compared to approximately 6,100 machines in operation for the three months ended March 31, 2010.

Slot Route expenses include fixed space lease payments to our chain store accounts and participation expenses, which represent revenue share arrangements with our street accounts.  Slot Route Segment EBITDA decreased by $1.0 million, or 29%, to $2.4 million in the first quarter of 2011 from $3.4 million in the first quarter of 2010 primarily due to the fixed nature of those expenses against declining revenues.  Overall, the Slot Route segment contributed 12% to the Company’s Segment EBITDA for the three months ended March 31, 2011 compared to 16% for the comparable period in 2010.

Liquidity and Capital Resources

Overview

Our business relies on cash flows from operations as our primary source of liquidity.  On the Emergence Date, we entered into a credit agreement with Wilmington Trust Company, as administrative agent, and the lender parties from time to time thereto (the “Credit Agreement”).  We do not currently have access to additional liquidity, if needed, through borrowings under our Credit Agreement.  Our Credit Agreement does permit us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business.  We cannot provide assurance that, if required, we will be able to obtain necessary approval for additional financing under our Credit Agreement.  Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures for refurbishment of some of our properties, acquisition of slot machines and other equipment required to maintain our facilities.  Required principal prepayment on our debt is based on excess cash flow (as defined in the Credit Agreement and described below) calculated at the end of each calendar year.  The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $16.5 million for the three months ended March 31, 2011 compared to net cash provided by operating activities of $18.0 million for the three months ended March 31, 2010, a decrease of $1.5 million.  Operating cash flows were lower primarily in connection with the decrease in net income, offset by approximately $5.1 million in reorganization expenses paid during the first quarter of 2010.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.2 million for the three months ended March 31, 2011 compared to $12.1 million for the three months ended March 31, 2010.  Net cash used in investing activities is primarily comprised of $2.9 million in capital expenditures for the three months ended March 31, 2011.  Our primary capital expenditures during the three months ended March 31, 2011 included slot machine purchases of $0.2 million, property-level maintenance costs of $2.2 million and $0.5 million of project-related costs primarily associated with refurbishments at the Primm properties.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.9 million for the three months ended March 31, 2011 compared to $1.1 million for the three months ended March 31, 2010.  Cash flow from financing activities primarily consisted of loan origination fees for the three months ended March 31, 2011 and reorganization expenses for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

Recently Issued Accounting Pronouncements

None

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. We do not have any cash or cash equivalents as of March 31, 2011 that are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Credit Agreement. The interest on the term loan under the Credit Agreement is based on the rate of, at the Company’s election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor of 3% and 4% respectively. At March 31, 2011, the principal amount of the related borrowings under the Credit Agreement was $350.0 million, all of which was subject to variable interest rates. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $3.5 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $364.9 million as of March 31, 2011.

ITEM 4.          CONTROLS AND PROCEDURES.

(a)           Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of March 31, 2011, the Company’s internal control over financial reporting was effective.

(c)           Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

For a description of our previously reported legal proceedings, refer to “Part I, Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.       RISK FACTORS.

“Part I. Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          [REMOVED AND RESERVED.]

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS

(a)               Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*

Letter Agreement regarding offer of employment, dated as of January 11, 2011, from Herbst Gaming, LLC to, and acknowledged by, David D. Ross (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.2*

Letter Agreement regarding offer of employment, dated as of January 12, 2011, from Herbst Gaming, LLC to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.3*

Letter Agreement regarding offer of employment, dated as of February 4, 2011, from Herbst Gaming, LLC to, and acknowledged by, Marc H. Rubinstein (incorporated by reference from Exhibit 10.23 to Registrant’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).

10.4*

Letter Agreement regarding offer of employment, dated as of January 21, 2011, from Herbst Gaming, LLC to, and acknowledged by, John Christopher Krabiel (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).

10.5*

Executive Severance Agreement, dated as of January 11, 2011, between Herbst Gaming, LLC and David D. Ross (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.6*

Executive Severance Agreement, dated as of January 11, 2011, between Herbst Gaming, LLC and Donna Lehmann (incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.7*

Executive Severance Agreement, dated as of February 4, 2011, between Herbst Gaming, LLC and Marc H. Rubinstein (incorporated by reference from Exhibit 10.26 to Registrant’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).

10.8*

Executive Severance Agreement, dated as of January 21, 2011, between Herbst Gaming, LLC and John Christopher Krabiel (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).

10.9*

Duty of Loyalty Agreement, dated as of January 11, 2011, between Herbst Gaming, LLC and David D. Ross (incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.10*

Duty of Loyalty Agreement, dated as of January 11, 2011, between Herbst Gaming, LLC and Donna Lehmann (incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).

10.11*

Duty of Loyalty Agreement, dated as of February 4, 2011, between Herbst Gaming, LLC and Marc H. Rubinstein (incorporated by reference from Exhibit 10.29 to Registrant’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).

10.12*

Duty of Loyalty Agreement, dated as of January 21, 2011, between Herbst Gaming, LLC and John Christopher Krabiel (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).

10.13*

Amendment to Letter Agreement, dated as of May 3, 2011, from Herbst Gaming, LLC to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).

10.14*	Herbst Gaming, LLC 2011 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 to Registrant’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Denotes a compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBST GAMING, LLC

Dated: May 13, 2011	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated: May 13, 2011	By:	/s/ John Christopher Krabiel
Name: John Christopher Krabiel
Title: Chief Financial Officer and Treasurer