Form 10-Q
period 2011-06-30
Affinity Gaming, LLC
filed 2011-08-12
CIK 1499268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54085

AFFINITY GAMING, LLC

(Exact name of Registrant as specified in its charter)

Nevada	02-0815199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3440 West Russell Road,
Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

(702) 889-7600

(Registrant’s telephone number, including area code)

Herbst Gaming, LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

The registrant’s units are not traded on an exchange or in any public market.  As of June 30, 2011, the number of the registrant’s common units outstanding was 20,200,001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects”, “projects,” “may,” “will” or “should” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash and (ii) the effects to our business as a result of our Predecessor’s reorganization proceedings under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division.

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

•                  changes to applicable gaming and tax laws could have a material adverse effect on our financial condition; and

•                  other factors that are described in “Part I. Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

PART I - FINANCIAL INFORMATION

ITEM 1.          UNAUDITED FINANCIAL STATEMENTS.

Affinity Gaming, LLC

Condensed Consolidated Balance Sheets

(unaudited)
(in thousands except unit amounts)

	Successor
	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$114,341	$103,231
Restricted Cash	7,737	7,737
Accounts receivable, net of reserve of $305 at June 30, 2011 and $0 at December 31, 2010	3,620	3,999
Notes and loans receivable, net of reserve of $374 at June 30, 2011 and $0 at December 31, 2010	286	442
Prepaid expenses	13,897	14,435
Inventory	4,638	4,744
Total current assets	144,519	134,588
Property and equipment, net	248,160	250,640
Lease acquisition costs, net	8,795	8,226
Due from related parties	115	255
Other assets, net	8,193	7,068
Intangibles, net	127,917	128,470
Goodwill	61,366	59,990
Total assets	$599,065	$589,237

Liabilities and Owners’ equity
Current liabilities
Accounts payable	11,927	11,555
Accrued expenses	29,350	28,430
Income tax payable	611	—
Deferred income taxes	1,825	—
Total current liabilities	43,713	39,985
Long-term debt, less current portion	350,000	350,000
Other liabilities	1,460	1,219
Deferred income taxes	418	—

Commitments and contingencies (Note 9)

Owners’ equity
Members capital ($10 par value; 20,000,001 units authorized and outstanding at December 31, 2010; 21,000,001 units authorized and 20,200,001 units outstanding at June 30, 2011)	198,033	198,033
Additional paid-in-capital	840	—
Retained Earnings	4,601	—
Total owners’ equity	203,474	198,033
Total liabilities and owners’ equity	$599,065	$589,237

See notes to condensed consolidated financial statements.

Affinity Gaming, LLC

Condensed Consolidated Statements of Operations

(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	Successor June 30, 2011	Predecessor June 30, 2010	Successor June 30, 2011	Predecessor June 30, 2010
Revenues
Casino	$83,040	$83,941	$165,743	$166,210
Slot Route	44,990	46,651	90,675	94,815
Food and beverage	13,633	14,508	27,266	28,204
Lodging	8,686	8,624	16,820	15,931
Fuel and retail	24,225	21,082	44,399	38,777
Other	6,657	6,793	12,277	11,863

Total revenues	181,231	181,599	357,180	355,800

Promotional allowances
Casino	16,328	16,741	33,402	31,746
Slot Route	51	49	99	99

Total Promotional Allowances	16,379	16,790	33,501	31,845

Net revenues	164,852	164,809	323,679	323,955

Expenses
Casino	30,109	29,781	60,856	59,225
Slot Route	43,226	45,725	86,813	90,923
Food and beverage	13,730	14,561	27,110	28,100
Lodging	5,689	5,730	11,147	10,955
Fuel and retail	21,583	18,606	39,654	34,318
Other	3,746	3,909	7,310	7,426
General and administrative	21,619	22,846	42,184	44,764
Corporate	3,280	3,187	6,446	6,294
Depreciation and amortization	8,547	12,600	16,190	25,673

Total costs and expenses	151,529	156,945	297,710	307,678

Income from operations	13,323	7,864	25,969	16,277

Other income (expense)
Interest income	23	32	49	59
Interest expense, (Predecessor’s contractual interest would have been $32,912 and $65,465 for the three months and six months ended June 30, 2010, respectively)	(8,986)	(21)	(17,773)	(21)
Reorganization costs		(2,188)		(2,659)
Other costs	(790)	—	(790)	—
Total other expense, net	(9,753)	(2,177)	(18,514)	(2,621)
Net Income before tax	3,570	5,687	7,455	13,656
Income tax	(2,854)	—	(2,854)	—
Net income	$716	$5,687	$4,601	$13,656

See notes to condensed consolidated financial statements.

Affinity Gaming, LLC

Condensed Consolidated Statements of Cash Flows

(unaudited) (in thousands)

	Successor	Predecessor
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income	$4,601	$13,656
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,190	25,673
Amortization of debt issuance costs	153	—
(Gain) loss on sale of property and equipment	(88)	43
Equity-based compensation	840	—
Decrease (increase) in operating assets:
Accounts receivable	507	(227)
Prepaid expenses	79	(1,152)
Inventory	106	44
Due from related parties	—	(230)
Other assets	349	(52)
Increase (decrease) in operating liabilities:
Accounts payable	177	887
Liabilities subject to compromise	—	(1,485)
Accrued expenses	(419)	3,639
Income tax payable	611	—
Current deferred tax liability	1,825	—
Other liabilities	219	335
Non-current deferred tax liability	418	—
Reorganization items	—	(6,005)
Net cash provided by operating activities	$25,568	$35,126
Cash flows from investing activities
Additions to notes and loans receivable	$(233)	$(37)
Collection on notes and loans receivable	398	300
Restricted cash	—	(7,015)
Proceeds from sale of property and equipment	139	57
Purchases of property and equipment	(11,329)	(12,947)
Lease acquisition costs	(1,887)	(205)
Net cash used in investing activities	$(12,912)	$(19,847)

Cash flows from financing activities
Loan origination fees	$(1,546)	$—
Reorganization items	—	(24,982)
Net cash used in financing activities	(1,546)	(24,982)
Net increase in cash and cash equivalents	11,110	(9,703)
Cash and cash equivalents
Beginning of year	103,231	116,233
End of period	$114,341	$106,530
Supplemental cash flow information:
Cash paid during the period for interest	$17,620	$21
Cash paid for reorganization items	—	7,066
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$441	$1,005
Change in estimated values of acquired assets and liabilities (see Note 2)
Prepaid assets	$(459)	$—
Property and equipment	422	—
Goodwill	1,376	—
Accrued expenses	(1,339)	—

See notes to condensed consolidated financial statements.

Affinity Gaming, LLC

Notes to condensed consolidated financial statements

1.                                      Summary of Significant Accounting Policies

Organization

Affinity Gaming, LLC (formerly known as Herbst Gaming, LLC) (and together with its subsidiaries, the “Company,” “Successor,” “we” or “us”) was incorporated in the State of Nevada on March 29, 2010.  The Company changed its name to Affinity Gaming, LLC, effective May 20, 2011, to reflect its new beginning, new Board of Directors and new management team.  We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the “Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Plan”).  Predecessor’s bankruptcies were jointly administered under the lead case In re: Zante, Inc., Case No. BK-N-09-50746-GWZ in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

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

The Company has its principal executive offices at 3440 West Russell Road, Las Vegas, Nevada 89118; its telephone number is (702) 889-7600.

Basis of Presentation

The condensed consolidated financial statements of Affinity Gaming, LLC as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Subsequent Events

On June 27, 2011, the Company’s casino located in St. Jo, Missouri was closed due to flooding of the Missouri river. We are currently unable to ascertain how long the property will be closed or the extent of potential damage which may have occurred to the facility.  We carry flood and business interruption insurance which we anticipate will be sufficient to cover losses, but it is not possible at this time to predict any future claims or payments.  Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that we have incurred relating to the damages and loss we have suffered, after a seven day waiting period.  Operating expenses during the seven day waiting period are estimated to be $0.6 million, $0.2 million of which is included in operating expenses for the period ended June 30, 2011.  Our combined insurance coverage for damages to the facility and interruption to our business totals $11 million.  At this time, we believe that the insurance proceeds will be sufficient to cover the expected costs incurred for repairs and interruption to our business.

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Reclassifications

On the Emergence Date, we changed the classification of certain revenue and expense items on the Predecessor’s statements of operations to conform to the classification that the Successor intends to use in the future.  These changes were made to provide additional detail to the reader and to better conform the presentation to that typically used in the casino gaming industry and have no effect on previously reported operating income or net income.  The primary changes were to provide separate line items for Casino, Slot Route, Food and beverage, Fuel and Retail and Other Revenues and corresponding operating expenses; provide separate detail for Promotional allowances related to Casino and Slot Route and to reflect certain general and administrative expenses incurred at the properties as General and Administrative expenses rather than operating expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company’s condensed consolidated financial statements include fair value determination of assets and liabilities in conjunction with fresh start accounting, reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

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

Reorganization Costs

The Predecessor filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on March 22, 2009 (the “Filing Date”). Accounting Standards Codification (ASC) 852, Reorganizations, which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code, requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Other, net

For the three and six months ended June 30, 2011, other, net of approximately $0.8 million includes approximately $0.8 million of bankruptcy-related expenses such as professional and trustee fees  incurred by the Successor.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the terms of the related debt agreements.

Income Taxes

On the Emergence Date, the Company elected to be treated as a partnership for income tax under the provisions of the Internal Revenue Code. Under those provisions, the members are liable for income tax on the taxable income of the Company as it affects the members’ individual income tax returns. Accordingly, no provision for income taxes has been included in the condensed consolidated financial statements as of March 31, 2011.  Effective April 1, 2011, the Company elected to be treated as a C corporation for income tax under the provisions of the Internal Revenue Code.  In connection with this election, the Company has included a provision for income taxes and related tax asset and liability accounts for the quarter ended June 30, 2011 (See Note 7).  The Predecessor elected to be taxed as an S corporation for income tax under the provisions of the Internal Revenue Code.  Accordingly, no provision for income taxes has been included in the condensed consolidated financial statements of the Predecessor.

2.                                      Fresh Start Accounting

Plan of Reorganization

On the Emergence Date, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of senior secured loans (the “Senior Secured Loans”) and the issuance to HGI of all of our membership interests (the “Common Units”), (ii) the Senior Secured Loans and Common Units were distributed by HGI to its lenders (“Lenders”) under their credit facility (the “HGI Credit Facility”) on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes (the “8.125% Notes”) and $170.0 million of outstanding principal amount of 7% senior subordinated notes (the “7% Notes”, together with the 8.125% Notes, the “Subordinated Notes”) were terminated and (iv) 100% of the existing equity in HGI was cancelled (clauses (i) through (iv) are referred to herein as the “Restructuring Transactions”).

Fresh Start Balance Sheet

In accordance with accounting guidance related to financial reporting by entities in reorganization under the bankruptcy code, the Company adopted fresh start reporting upon the Emergence Date. The Company was required to apply the provisions of fresh start reporting to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of Predecessor common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessor that were issued and outstanding prior to the commencement of the Chapter 11 Cases) received less than 50 percent of the voting shares of the emerging entity. Under the accounting guidance, fresh start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh start reporting should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of the Emergence Date.

Fresh start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Emergence Date. As set forth in the disclosure statement relating to the Plan, as confirmed by the Bankruptcy Court on February 5, 2010, the enterprise value of Predecessor was estimated to be in the range of $500 million to $600 million.  Successor’s enterprise value was estimated using various valuation methods, including (i) a comparison of the Predecessor and its projected performance to the market values of comparable companies, and (ii) a calculation of the present value of the future cash flows of Successor based on financial projections.

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

Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected future cash flow projections, the Company concluded that an enterprise value of $548 million should be used for fresh start reporting purposes, as it most closely approximated fair value. After deducting the fair value of debt, this resulted in a post-emergence equity value of $198 million calculated as follows (in thousands):

Enterprise value	$548,033

Less debt at fair value at December 31, 2010	(350,000)

Post-emergence equity value of common units	$198,033

In accordance with fresh start reporting, the Company’s enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends, and by reference to relevant market rates and transactions and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. The estimates of value presented herein are preliminary and will be finalized during 2011.  The Company is continuing to evaluate its fair value assessments of certain tangible assets, intangible assets, lease acquisition costs and long term debt. During the second quarter of 2011, the Company revised certain estimates related to the values of acquired assets and liabilities resulting in a net increase to goodwill of $1.4 million.  Additionally, the Company recorded a contingent liability related to IRS claims against the Predecessor of $1.3 million.  The net goodwill increase and related changes to other assets and liabilities are included in the accompanying condensed consolidated balance sheet as of June 30, 2011.  The December 31, 2010 balance sheet presented below summarizes the impact of the adoption of the Plan and fresh start accounting as of the Effective Date:

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

$637,659

(f)            Represents the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations, in conjunction with the adoption of fresh start accounting.

(g)         Reflects the fair value of property and equipment and intangible assets in connection with fresh start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh start reporting (in thousands):

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

(h)         Reflects the elimination of historical goodwill of $3.3 million and the establishment of $60.0 million of goodwill as a result of fresh start reporting.

(i)             Reflects the fair value of identifiable intangible assets in connection with fresh start reporting. The following table summarizes the components of intangible assets as a result of the application of fresh start reporting (in thousands):

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

(j)             Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands):

Elimination of Predecessor’s goodwill	$3,255

Successor goodwill	(59,990)

Intangibles, net adjustment	(7,686)

Property and equipment adjustment	250,416

Other asset and liabilities adjustment	(698)

Total Elimination of Predecessor’s, members’ deficit	$185,297

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

3.                                      Property and Equipment

Property and equipment acquired from Predecessor is stated at fair market value on Emergence Date and is being depreciated over the remaining useful life using the straight-line method. Property and equipment acquisitions are stated at cost and are being depreciated over useful life using the straight-line method. Property and equipment consists of the following (in thousands):

		Successor
	Estimated	June 30,	December 31,
	Life (Years)	2011	2010
Building	40	$139,300	$139,351
Gaming equipment	5	38,151	32,527
Furniture, fixtures, and equipment	5 - 10	26,936	23,035
Leasehold improvements	1 - 20	306	297
Land	—	37,290	37,290
Barge	10	15,000	15,000
Construction-in-progress		5,547	3,140
		262,530	250,640
Less accumulated depreciation		(14,370)	—
		$248,160	$250,640

4.                                      Goodwill and Other Intangible Assets

ASC Topic 350 requires the Company to test goodwill and other indefinite-lived intangible assets on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  The annual test, which is performed by the Company in the fourth quarter of each year, requires that the Company compare the carrying amount of the indefinitely-lived intangible assets reflected on the balance sheet to the fair value of the intangible assets.  During the second quarter of 2011, the Company revised certain estimates related to the values of acquired assets and liabilities resulting in a net increase to goodwill of $1.4 million.  The net goodwill increase and related changes to other assets and liabilities are included in the accompanying condensed consolidated balance sheet as of June 30, 2011.

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

Intangible assets consist of the following (dollars in thousands):

	Successor			Successor
	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)			(dollars in thousands)
Amortizing intangible assets
Customer Loyalty Programs	$7,341	$(487)	$6,854	$7,341	$—	$7,341
Terrible’s Tradename	502	(50)	452	502	—	502
Relationships — Slot Route	464	(16)	448	464	—	464
Total Amortizing intangible assets	8,307	(553)	7,754	8,307	—	8,307

Unamortizing intangible assets
Gaming License Rights	110,646		110,646	110,646		110,646
Local Tradenames	9,517		9,517	9,517		9,517
Total Unamortizing intangible assets	120,163		120,163	120,163		120,163
Total	$128,470		$127,917	$128,470		$128,470

Definite lived intangible assets are amortized ratably over their expected life.  Customer loyalty program intangible assets are being amortized over an average life of 7.7 years.  The Terrible’s tradename is being amortized using an average life of 5 years and slot route relationships are being amortized over an average life of 14.5 years.  The aggregate amortization of intangible assets for the six months ended June 30, 2011 was $553,000.  Estimated annual amortization expense for the years ending December 31, 2011, 2012, 2013, 2014, 2015, and thereafter is $1,107,000, $1,107,000, $1,107,000, $1,107,000, $1,083,000 and $2,376,000, respectively.

Gaming license rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as states where only a certain number of operators are allowed by law.  Gaming license rights and local tradenames are not currently subject to amortization as we have determined they have an indefinite useful life.

5.                                      Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	Successor
	June 30,	December 31,
	2011	2010
Progressive jackpot liabilities	$2,087	$2,103
Accrued payroll and related	10,430	10,906
Slot club point liability	4,059	3,854
Other accrued	12,774	11,567
Total	$29,350	$28,430

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

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)

Bank Credit Facility	350,000	358,750	Level 2

The estimated fair value of our bank credit facility is based on the borrowing rates available on or about June 30, 2011, for debt with similar terms and maturities.

7.                                      Income Taxes

Deferred Tax Assets and Liabilities

Effective April 1, 2011, the Company elected to be treated as a corporation for purposes of federal income tax (the “Conversion”).  Prior to the Conversion, the Company was treated as a partnership for Federal and state income tax purposes.  As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion.

Pre-tax net income for the three months ended June 30, 2011 was approximately $3.6 million.  Excluding the tax effects of the Conversion and the discreet item described below, the tax provision calculated at an estimated annual effective tax rate of 36.56% is approximately $1.3 million.  The principal difference between the estimated annual effective tax rate and the Federal tax rate of 34% is attributed to state taxes.

During the first quarter of 2011, prior to the Conversion, the Company incurred pre-Conversion losses attributed to our members of approximately $1.6 million, the tax effect of which is $581,496.  The Company recorded a one-time deferred tax liability of $1,548,145 for the Federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. This one-time deferred tax liability was treated as a discreet item in the rate calculation and pursuant to ASC 740 these deferred taxes were recorded in income tax expense for the second quarter of 2011.

The overall income tax provision for the three months ended June 30, 2011 is $2,853,379.  As described above, this total is derived from applying the annual effective tax rate to the post conversion quarterly earnings and the one time establishment of deferred taxes due to the Conversion from pass-through status to corporate status.

Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Current deferred tax liability	$(1,825)	$—
Non-current deferred tax liability	(418)	—
Net deferred tax liability	$(2,243)	$—

The components comprising our deferred tax assets and liabilities are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Deferred tax assets
Reserve for employee benefits	$791	$—
Provision for doubtful accounts	74	—
Deferred compensation	223	—
Asset retirement obligation	237	—
Reserve differential for gaming activities	111	—
Other	527	—
Gross deferred tax assets	1,963	—

Deferred tax liabilities
Depreciation	(878)	—
Prepaid services and supplies	(3,328)	—
Gross deferred tax liabilities	(4,206)	—

Deferred tax liabilities, net	$(2,243)	$—

Provision for Income Taxes

A summary of the provision for income taxes is as follows.

	Six Months June 30, 2011	Three Months March 31, 2011 (Proforma)
	(In thousands)
Current
Federal	$577	$ __
State	34	—
Total current taxes	611	__
Deferred
Federal	2,119	1,462
State	124	86
Total deferred taxes	2,243	1,548
Provision for income taxes	$2,854	$1,548

8.                                      Equity-based compensation

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

Our share-based compensation arrangements are designed to advance the long-term interests of the Company, including by attracting and retaining employees and directors, and aligning their interests with those of our unitholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending on the form of the share-based award, new shares of our common units may be issued upon grant, option exercise or vesting of the award. We maintain two classes of a share-based plan, each as discussed below.  As of June 30, 2011, the Company had awarded grants of 609,093 units and there were 390,907 units available for grant under the LTIP. This plan was approved by the compensation committee of the board of directors.

The Affinity Gaming, LLC 2011 Long Term Incentive Plan (“LTIP”) permits the granting of stock options to employees, officers, directors and consultants. Options granted to management under the LTIP generally vest ratably over a three-year period from the date of the grant, and expire five years from the date of grant.  Options granted to directors vest ratably over two years.  Options granted to our Chief Executive Officer will vest ratably on December 31, 2011, 2012, and 2013.  Vesting of the Chief Executive Officer’s options will be based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

Our LTIP also provides for the grant of Restricted Stock Units (“RSUs”). An RSU is an award which may be earned in whole, or in part, upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares, or other securities or a combination of such. Each RSU represents a contingent right to receive one unit of Affinity Gaming, LLC common unit upon vesting. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our LTIP.  In March 2011, our Chief Executive Officer was granted RSUs, totaling approximately 200,000 units.  These RSUs will vest ratably on December 31, 2011, 2012, and 2013.  The vesting for each year will be based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

A summary of our outstanding and non-vested option and restricted unit activity for the period ended June 30, 2011 is as follows:

	Stock Options				Restricted Stock
Outstanding and
	Outstanding		Non-Vested		Non-Vested
Weighted
		Weighted		Average		Weighted
		Average		Fair		Average
		Exercise		Value		Fair
		Price		Per		Value
	Shares	Per Share	Shares	Share	Shares	Per Share
Balance, January 1, 2011	—	$—	—	$—	—	$—
Granted	409,093	10.00	409,093	5.5	200,000	10.00
Vested	—	—	(38,636)	5.5	—	—
Exercised	—	—	—	—	—	—
Expired / Cancelled	—	—	—	—	—	—

Balance, June 30, 2011	409,093	10.00	370,457	5.5	200,000	10.00

A summary of our exercisable stock options as of June 30, 2011 is as follows:

Number of vested stock options	38,636
Weighted average exercise price per share	$10.00
Aggregate intrinsic value	$0
Weighted average remaining contractual term in years	5.0

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

The following stock option information is as of June 30, 2011:

As of June 30, 2011

Weighted average grant date fair value per share of options granted Significant fair value assumptions:	$5.50
Expected term in years	5.00
Expected volatility	63.43%
Expected dividends	0.0%
Risk-free interest rates	2.27%
Total intrinsic value of options exercised	$—
Aggregate cash received for option exercises	$—

Compensation cost (included in operating expenses) (in thousands):-
Options	$506
Restricted units	334

Total	$840

As of period end date:
Total compensation cost for non-vested awards not yet recognized (in thousands):
Stock options	$1,687
Restricted stock	$1,666
Weighted-average years to be recognized
Options	2.6
Restricted units	2.7

For each year presented, the expected option term was determined using the simplified method under the applicable accounting standard. Expected volatility is based on historical market factors related to an average of the stocks of the Company’s peer group. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

9.                                      Commitments and Contingencies

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, Inc. (“ETT”), a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling. The Company appealed the decision and oral arguments were heard by the Supreme Court of Nevada on December 9, 2009.  The panel upheld the District Court’s decision, ETT filed a motion for en banc hearing and on January 4, 2011, the full Supreme Court heard oral argument solely regarding the punitive damages award.  Pursuant to a Bankruptcy Court order on May 3, 2010, we fully reserved for the potential liability related to the punitive damage award, including related interest.  As of June 30, 2011, the Company has reserved $5.8 million including interest for this judgment.

The Company was party to arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the arbitrator awarded the former employee $1.3 million.  The arbitration award was appealed to the Clark County District Court.  On April 21, 2010, the District Court issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanding the matter back to arbitration.  The former employee appealed the District Court Order to the Nevada Supreme Court, which determined it did not have jurisdiction to hear the appeal.  The former employee then sought a writ of mandamus from the Supreme Court directing the District Court to confirm the arbitration award or alternatively a writ of prohibition preventing the remand to the arbitrator so that the Supreme Court could consider his appeal.  That request for relief was denied and the case will proceed again in arbitration. The Predecessor fully reserved for this award and approximately $0.2 million for attorney’s fees in fiscal year 2008.  As of June 30, 2011, The Company has the $1.5 million fully reserved for this claim.

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

10.                              Segment Information

We have aggregated certain of our operations in order to present five Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, (iii) Primm, (iv) Midwest, and (v) Slot Route. The table below lists the classification of each of our properties.

Southern Nevada
Terrible’s Hotel & Casino	Las Vegas, NV
Terrible’s Town Casino	Pahrump, NV
Terrible’s Lakeside Casino & RV Park	Pahrump, NV
Terrible’s Town Casino & Bowl	Henderson, NV
Terrible’s Searchlight Casino	Searchlight, NV
Northern Nevada
Sand’s Regency Hotel & Casino	Reno, NV
Rail City Casino	Sparks, NV
Gold Ranch Casino	Verdi, NV
Dayton Casino	Dayton, NV
Primm
Primm Valley Casino, Resort & Spa	Primm, NV
Buffalo Bill’s Hotel & Casino	Primm, NV
Whiskey Pete’s Hotel & Casino	Primm, NV
Midwest
St. Joseph Frontier Casino	St. Joseph, MO
Mark Twain Casino	La Grange, MO
Lakeside Casino Resort	Osceola, IA
Slot Route
Northern and Southern Nevada locations	Multiple Cities in NV

The following table reconciles Segment EBITDA to operating income (in thousands):

	Successor	Predecessor
	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010

Gross revenues
Southern Nevada	$19,517	$20,548
Northern Nevada	24,009	23,958
Primm	54,684	52,828
Midwest	37,331	37,009
Total casino gross revenue	135,541	134,343
Slot Route	45,523	47,169
Other	167	87
Total gross revenues	$181,231	$181,599

Segment EBITDA(1)
Southern Nevada	3,745	3,671
Northern Nevada	4,675	4,408
Primm	4,022	3,626
Midwest	10,294	10,463
Total casino segment EBITDA	22,736	22,168
Slot Route	2,247	1,395
Corporate and other	(3,113)	(3,099)
Total segment EBITDA	21,870	20,464

Depreciation and amortization
Southern Nevada	1,028	1,380
Northern Nevada	1,771	1,772
Primm	1,898	4,272
Midwest	1,776	1,950
Total casino depreciation and amortization	6,473	9,374
Slot Route	1,789	3,149
Corporate and other	285	77
Total depreciation and amortization	8,547	12,600

Operating income	$13,323	$7,864

(1)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from operations plus depreciation and amortization, plus loss on impairment of assets, and plus restructuring expense.

The following table reconciles Segment EBITDA to operating income (in thousands):

	Successor	Predecessor
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Gross revenues
Southern Nevada	$39,805	$41,259
Northern Nevada	45,280	45,295
Primm	106,059	101,040
Midwest	74,270	72,160
Total casino gross revenue	265,414	259,754
Slot Route	91,599	95,873
Other	167	173
Total gross revenues	$357,180	$355,800

Segment EBITDA(1)
Southern Nevada	8,564	8,292
Northern Nevada	7,478	7,615
Primm	7,388	7,231
Midwest	20,321	20,082
Total casino segment EBITDA	43,751	43,220
Slot Route	4,687	4,850
Corporate and other	(6,279)	(6,120)
Total segment EBITDA	42,159	41,950

Depreciation and amortization
Southern Nevada	2,452	2,843
Northern Nevada	2,836	3,500
Primm	3,588	8,442
Midwest	3,212	4,312
Total casino depreciation and amortization	12,088	19,097
Slot Route	3,817	6,422
Corporate and other	285	154
Total depreciation and amortization	16,190	25,673

Operating income	$25,969	$16,277

(1)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from operations plus depreciation and amortization, plus loss on impairment of assets, and plus restructuring expense.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We are a diversified gaming company that focuses on two business lines: casino operations and slot route operations.  As of June 30, 2011, our casino operations in Nevada consisted of 12 casinos.  Five of these casinos focus on local gaming patrons in Southern Nevada, and include the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s Las Vegas”) and four other small casinos in Southern Nevada operated under the Terrible’s name that consist of Terrible’s Town Casino in Pahrump, Nevada (“Pahrump Casino”), Terrible’s Lakeside Casino & RV Park in Pahrump, Nevada (“Lakeside Pahrump”), Terrible’s Town Casino & Bowl in Henderson, Nevada (“Henderson Casino”), and Terrible’s Searchlight Casino in Searchlight, Nevada.  We also operate the following four casinos in Northern Nevada, all of which were acquired by Predecessor in January 2007:

•                  the Sands Regency Casino Hotel in downtown Reno, Nevada (“Sands”);

•                  Rail City Casino in Sparks, Nevada (“Rail City”);

•                  Gold Ranch Casino and RV Resort in Verdi, Nevada (“Gold Ranch”); and

•                  Dayton Depot Casino in Dayton, Nevada (“Dayton Casino”).

In addition, we operate the following three casinos in Primm, Nevada, all of which were acquired by Predecessor in April 2007:

•                  Primm Valley Resort and Casino (“Primm Valley”);

•                  Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”);and

•      Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”, and together with Primm Valley and Buffalo Bill’s, the “Primm Casinos”).

Our casino operations outside of Nevada consist of St. Jo Frontier Casino in St. Joseph, Missouri (“St. Jo”), Mark Twain Casino in LaGrange, Missouri (“Mark Twain”), and Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”).

As of June 30, 2011, our casino operations collectively included approximately 322,000 square feet of gaming space with 8,293 slot machines, 141 table games and 3,869 hotel rooms.

Seasonality

We do not believe that our business as a whole is seasonal to any significant degree.  However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months.

Presentation

Emergence from Chapter 11 Reorganization

Affinity Gaming, LLC (formerly known as Herbst Gaming, LLC) (and together with its subsidiaries, the “Successor”, “Company,” “we” or “us”) was incorporated in the state of Nevada on March 29, 2010.  We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the “Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “BankruptcyPlan”).

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

On the Emergence Date, we adopted fresh start accounting in accordance with ASC 852-10-15.  As a result, the value of Predecessor’s assets, including intangible assets, and liabilities have been adjusted to their fair values with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as goodwill on our condensed consolidated balance sheet.  Due to the adoption of fresh start accounting, the Predecessors results of operation for the three and six months ended June 30, 2010 are not comparable to the results of our operations for the three and six months ended June 30, 2011 and are presented for comparative purposes only.  Particularly, as a result of the adoption of fresh start accounting, depreciation and amortization expense for the three and six months ended June 30, 2011 was $8.5 million and $16.1 million, respectively compared to $12.6 million and $25.7 million for the three and six months ended June 30, 2010, respectively.  Additionally, the Predecessor’s results of operations for the three and six months ended June 30, 2010 does not include contractual interest expense of $32.6 million and $65.5 million, respectively which was stayed during the Chapter 11 Case.  Net interest expense for the Successor was $9.0 million for the three months ended June 30, 2011 and $17.7 million for the six months ended June 30, 2011.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures.  The key measures for determining how our business is performing include gross gaming revenue, promotional allowances and marketing expenses, and controllable operating costs.

Management measures the performance of each geographical region in which we operate based on Segment EBITDA. Segment EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.  Key volume indicators such as slot machine win per unit, table games win per unit, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with the casino operations.  Hotel occupancy and average daily rate are used to analyze the performance of our hotel operations. Fuel and retail operations include revenues from gas stations and convenience stores that we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

Results of Operations

Our financial results are highly dependent upon the number of customers we attract to our casino facilities and the amounts those customers spend per visit.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive in traffic from feeder markets to provide visitation.  Our casino and slot route operation are dependent on the local visitation in the jurisdictions where we operate.  Generally, we believe that our operating results for the three and six months ended June 30, 2011 and 2010 have been adversely impacted by the weakened national economy.  Continued high unemployment rates and weak housing prices in the markets in which we operate also continue to negatively impact our revenue.

The following provides a summary of overall operating results (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor 2011	Predecessor 2010	% Change	Successor 2011	Predecessor 2010	% Change
Net revenues	$164,852	$164,809	—%	$323,679	$323,955	—%
Segment EBITDA	21,870	20,464	6.9%	42,159	41,950	—%
Operating income	13,323	7,864	69.4%	25,969	16,277	59.5%
Net interest income (expense)	(8,963)	11	N/M	(17,724)	38	N/M
Reorganization costs	—	(2,188)	(100)%	—	(2,659)	(100)%
Other expenses	(790)	—	100%	(790)	—	100%
Income tax	(2,854)	—	100%	(2,854)	—	100%
Net income	716	5,687	(87.4)%	4,601	13,656	(66.3)%

N/M = Not Meaningful

Revenues and Expenses by Category

The following table presents detail of our consolidated gross revenues and costs and expenses by category (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 Successor	2010 Predecessor	% Change	2011 Successor	2010 Predecessor	% Change
Gross Revenues
Gaming	$83,040	$83,941	(1.1)%	$165,743	$166,210	(0.3)%
Slot Route	44,990	46,651	(3.6)%	90,675	94,815	(4.4)%
Fuel & Retail	24,225	21,082	14.9%	44,399	38,777	14.5%
Food and Beverage	13,633	14,508	(6.0)%	27,266	28,204	(3.3)%
Lodging	8,686	8,624	0.7%	16,820	15,931	5.6%
Other	6,657	6,793	(2.0)%	12,277	11,863	3.5%

Total Gross Revenues	181,231	181,599	(0.2)%	357,180	355,800	0.4%

Promotional Allowances	(16,379)	(16,790)	(2.4)%	(33,501)	(31,845)	5.2%

Net Revenues	$164,852	$164,809	—	$323,679	$323,955	(0.1)%

Costs and Expenses
Gaming	$30,109	$29,781	1.1%	$60,856	$59,225	2.8%
Slot Route	43,226	45,725	(5.5)%	86,813	90,923	(4.5)%
Fuel & Retail	21,583	18,606	16.0%	39,654	34,318	15.5%
Food and Beverage	13,730	14,561	(5.7)%	27,110	28,100	(3.5)%
Lodging	5,689	5,730	(0.7)%	11,147	10,955	1.7%
General and Administrative	21,619	22,846	(5.4)%	42,184	44,764	(5.8)%
Other	3,746	3,909	(4.2)%	7,310	7,426	(1.6)%
Corporate	3,280	3,187	3.0%	6,446	6,294	2.4%

Total Segment Costs and Expenses	$142,982	$144,345	(0.9)%	$281,520	$282,005	(0.2)%

Segment EBITDA Margins
Gaming (net of promotional allowances)	44%	45%		43%	45%
Slot Route	4%	2%		4%	4%
Fuel & Retail	11%	12%		11%	12%
Food and Beverage	(1)%	0%		1%	0%
Lodging	35%	34%		34%	31%
Other	44%	43%		41%	37%

Gross Revenue

We derive a substantial amount of our gross revenues from gaming operations at our 15 casinos, which produced approximately 46% of our gross revenues for the three and six months ended June 30, 2011 and 2010.  Gaming revenues include revenues from slot machines and table games.  Gaming revenues are generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  Promotional allowances were 9% of gross revenues for the three and six months ended June 30, 2011 and 2010, respectively.  The promotional environment continues to be highly competitive and we continue to manage promotional expenses across our properties.

Gross revenues from our slot route represent the next most significant revenue source comprising approximately 25% and 26% for the three and six months ended June 30, 2011 and 2010, respectively.  We generally enter into two types of slot route contracts:  Chain accounts with large grocery and drug stores, for which we pay a fixed monthly fee for each location where we place slot machines, and street accounts with bars and restaurants, where we share revenue with the location owner on a percentage basis.  Total machines on our slot route were approximately 6,000 and 6,100 as of June 30, 2011 and 2010, respectively.  Slot route revenues include the gross slot machine gaming revenues from our chain and street locations before revenue share or space lease expenses.

Fuel and retail gross revenues produced approximately 13% and 12% of our gross revenues for the three months ended June 30, 2011 and 2010, respectively.  Fuel and retail gross revenues produced approximately 12% and 11% of our gross revenue for the six months ended June 30, 2011 and 2010, respectively.  Our fuel operations include a gas station and convenience store located at the Lakeside property in Osceola, Iowa; a gas station and convenience store at the Gold Ranch property in Verdi, Nevada; and a total of three gas stations located at the Primm properties.

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service and entertainment outlets we own and operate in our casino properties. Food and beverage revenue is recognized at the time the food and/or beverage are provided to the guest. Food and beverage revenues from outlets that we own and operated at our casino locations produced approximately 8% of our gross revenues for the three and six months ended June 30, 2011 and 2010.

Lodging revenues from our hotel operations accounted for approximately 5% of our total revenues for the three and six months ended June 30, 2011 and 2010.  Lodging revenue is derived from rooms rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per occupied room per day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenue is recognized at the time the room is provided to the guest.

Other revenues are primarily derived from consulting, rental income from third-party leasing arrangements, entertainment, lottery, golf and ATM revenues at our casino properties and produced approximately 4% of our gross revenues for the three months ended June 30, 2011 and 2010 and approximately 3% of our gross revenues for the six months ended June 30, 2011 and 2010.  Effective May 3, 2011, Affinity Gaming was engaged to provide consulting services to Hotspur Casinos, Nevada, Inc. (“Hotspur”) for the Rampart Casino which Hotspur manages.  Under the terms of the consulting agreement, Affinity Gaming receives a monthly interim fee which is included in other income.

Costs and Expenses

Direct costs and expenses, including selling, general and administrative expenses for each of our geographical operations are aggregated and included in Reportable Segment expenses discussed below.

Corporate expenses represent unallocated payroll, professional fees and other expenses that are not directly attributable to our Reportable Segment operations.  Corporate expenses as a percentage of gross revenues are flat at 2% for each of the three and six months ended June 30, 2011 and 2010.

Results of Operations by Reportable Segment

We review results of operations based upon Reportable Segments.  Reportable Segment EBITDA represents each property’s earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.

The following table presents financial information, by Reportable Segment, for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended Jun 30,
	2011 Successor	2010 Predecessor	% Change	2011 Successor	2010 Predecessor	% Change
Gross Revenues
Southern Nevada	$19,517	$20,548	(5)%	$39,805	$41,259	(4)%
Northern Nevada	24,009	23,958	0%	45,280	45,295	0%
Primm	54,684	52,828	4%	106,059	101,040	5%
Midwest	37,331	37,009	1%	74,270	72,160	3%
Casino Total	135,541	134,343	1%	265,414	259,754	4%

Slot Route	45,523	47,169	(3)%	91,599	95,873	(4)%
Other	167	87	92%	167	173	(4)%
Total Gross Revenues	$181,231	$181,599	—%	$357,180	$355,800	—%

Segment EBITDA
Southern Nevada	$3,745	$3,671	2%	$8,564	$8,292	3%
Northern Nevada	4,675	4,408	6%	7,478	7,615	(2)%
Primm	4,022	3,626	11%	7,388	7,231	2%
Midwest	10,294	10,463	(2)%	20,321	20,082	1%
Casino Total	22,736	22,168	3%	43,751	43,220	1%

Slot Route	2,247	1,395	61%	4,687	4,850	(3)%
Corporate and Other	(3,113)	(3,099)	1%	(6,279)	(6,120)	3%
Total EBITDA	$21,870	$20,464	7%	$42,159	$41,950	1%

Southern Nevada

Southern Nevada casino operations include Terrible’s Las Vegas, Terrible’s Town Casino in Pahrump, Terrible’s Lakeside Casino & RV Park in Pahrump, Terrible’s Town Casino & Bowl in Henderson and Terrible’s Searchlight Casino.  Southern Nevada casino operations accounted for approximately 11% of our gross revenues for the three and six months ended June 30, 2011 and 2010.

Gross revenues in Southern Nevada declined $1.0 million or 5% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and declined $1.5 million or 4% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The declines were primarily seen in the casino division due to a continuation of the weak economic conditions in Southern Nevada and our feeder markets. Southern Nevada continues to see record high unemployment and foreclosure rates affecting our local customer base.  In addition, Terrible’s Las Vegas, which also attracts Las Vegas visitors, continues to face cautious consumer spending, resulting in a noticeable decline in the amount spent per visitor.

Despite revenue declines, Southern Nevada Segment EBITDA increased by $0.1 million, or 2% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and increased $0.3 million or 3% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Total promotional allowances and expenses in Southern Nevada declined $1.1 million or 6% for the quarter ended June 30, 2011 when compared to the quarter ended June 30, 2010 and declined $1.7 million or 4% for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.  Expense reductions were primarily seen in promotional allowances as a result of the rationalization of marketing and reinvestment expenses on the reduced amount spent per visitor.

Northern Nevada

Northern Nevada operations include the Sands, Rail City, Gold Ranch and Dayton Casino.  Northern Nevada casino operations accounted for approximately 13% of our gross revenues for the three and six months ended June 30, 2011 and 2010.

Gross revenues for the region were relatively flat at $24.0 million for each of the three months ended June 30, 2011 and 2010.  Lodging revenue in Northern Nevada declined $0.3 million or 11% for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 due to a decline in both occupancy and rate at the Sands.  The challenging economic environment and more intense competition for a reduced number of visitors, both from Native American gaming and within the Reno market, continue to be negative factors impacting business levels.  Successful targeted marketing campaigns mitigated revenue declines at the Sands overall during the quarter.  Revenues at Rail City increased $0.3 million or 4% for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.  Implementation of loyalty offers improving repeat visitation were the primary drivers of the revenue increases seen in the casino division.  Despite inclement weather affecting drive-in traffic, gross revenues for the six months ended June 30, 2011 were relatively flat when compared to the six months ended June 30, 2010 at $45.3 million for each of the six month periods.  There were a total of 38 road control days for the six months ended June 30, 2011 compared to 23 for the six months ended June 30, 2010.

Northern Nevada Segment EBITDA increased $0.3 million or 6% for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.  The increase was primarily driven by decreased promotional expenses resulting in an improved casino contribution.  Northern Nevada Segment EBITDA for the six months ended June 30, 2011 decreased by $0.1 million or 2% when compared to the six months ended June 30, 2010.  Decreased promotional expenses resulted in improved contributions from the casino division which were partially offset by declines in lodging and food and beverage contributions due to reduced visitor volume at the Sands.

Primm

Primm operations include Primm Valley, Buffalo Bill’s and Whiskey Pete’s.  In addition to casino operations, our results from Primm include the operation of three gas station/convenience stores, a lottery outlet, and two 18-hole Tom Fazio designed golf courses, which we leased and managed.  Primm operations accounted for 30% and 29% of the Company’s gross revenues for the three months ended June 30, 2011 and 2010, respectively and accounted for 29% and 28% of the Company’s gross revenue for the six months ended June 30, 2011 and 2010, respectively.

Total revenues at Primm increased by $1.9 million for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.  Fuel and retail revenues were up $3.1 million, or 20%, due to increases in the retail price of gasoline.  Primm casino revenues declined $1.0 million, or 4% for the three months ended June 30, 2011 when compared to the same period in prior year.  The customer base of the Primm Casinos consists primarily of value-oriented, drive-in tourists from the Southern California market and revenues continue to be negatively impacted by increased competition. Hotel revenues increased by $0.4 million due to higher occupancy and a slight increase in average daily rate.  Hotel occupancy at Primm was 51.3% for the three months ended June 30, 2011 compared to 46.9% for the comparable period in 2010 and average daily rate was $38.67 for the three months ended June 30, 2011 compared to $38.09 for the three months ended June 30, 2010.  Food and beverage revenue declined $0.5 million or 10% for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 primarily due to the outsourcing of food outlets in the second half of 2010.

Total revenues at Primm increased by $5.0 million for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.  Fuel and retail revenues were up $5.7 million, or 20%.  Hotel  revenues increased by $1.3 million primarily due to higher occupancy.  Hotel occupancy at Primm was 51.5% for the six months ended June 30, 2011 compared to 44.6% for the comparable period in 2010 and average daily rate was $38.51 for the six months ended June 30, 2011 compared to $38.74 for the six months ended June 30, 2010.  Casino revenue declined $1.6 million or 3% for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.  Food and beverage revenue declined $0.6 million or 7% for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 primarily due to the outsourcing of food outlets.

Segment EBITDA from Primm operations increased by $0.4 million or 11% for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.  Overall, expenses increased by a total of $0.6 million for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.  Fuel and retail expenses increased $2.8 million as a direct result of the increased fuel revenue while expenses declined in other operating divisions by $2.2 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Segment EBITDA from Primm operations for the six months ended June 30, 2011 increased by $0.2 million or 2% when compared to the six months ended June 30, 2010.  Total expenses increased $2.1 million including an increase of $5.3 million in fuel and retail expenses.  Increases in fuel and retail expenses were offset by reductions in food and beverage expenses primarily driven by the outsourcing of food outlets and reductions in general and administrative expenses due to staffing reductions and operating efficiencies.

Midwest

Midwest operations include St. Jo in Missouri, Mark Twain in Missouri and the Lakeside Iowa in Osceola, Iowa.  Midwest casino operations accounted for approximately 20% of the Company’s gross revenues for the three and six month periods ended June 30, 2011 and 2010, respectively.

On June 27, 2011, the Company’s casino located in St. Jo, Missouri was closed due to flooding of the Missouri river. We are currently unable to ascertain how long the property will be closed or the extent of potential damage which may have occurred to the facility.  We carry flood and business interruption insurance which we anticipate will be sufficient to cover losses, but it is not possible at this time to predict any future claims or payments.  Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that we have incurred relating to the damages and loss we have suffered, after a seven day waiting period.  Operating expenses during the seven day waiting period are estimated to be $0.6 million, $0.2 million of which is included in operating expenses for the period ended June 30, 2011.  Our combined insurance coverage for damages to the facility and interruption to our business totals $11 million.  At this time, we believe that the insurance proceeds will be sufficient to cover the expected costs incurred for repairs and interruption to our business.

Gross revenues for our Midwest casinos increased $0.3 million, or 1%, for the three months ended June 30, 2011 compared to the three month period ended June 30, 2010.   Despite the loss of revenue due to flooding, total revenue at St. Jo increased $0.2 million for the quarter ended June 30, 2011 when compared to the quarter ended June 30, 2010.  For the three months ended June 30, 2011, revenues at Lakeside Iowa increased $0.2 million while revenues at Mark Twain decreased $0.1 million when compared to the three months ended June 30, 2010.  Revenues at the Midwest properties were affected by generally poor weather conditions throughout the second quarter.  For the six months ended June 30, 2011, gross revenues from our Midwest casinos increased $2.1 million or 3% when compared to the six months ended June 30, 2010.  The increases were primarily driven by results at our Iowa property as gross revenues increased by $1.4 million for the six month period ended June 30, 2011 when compared to the six months ended June 30, 2010. St. Jo and Mark Twain experienced revenue increases of $0.5 million and $0.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, respectively.  Revenue increases at the Midwest properties were driven by higher visitation due to more favorable weather conditions in the first six months and targeted marketing campaigns as compared to the same period in 2010.

Segment EBITDA at the Midwest casinos declined by $0.2 million, or 2%, for the three months ended June 30, 2011 when compared to the three month period ended June 30, 2010.  Substantially all of the Segment EBITDA decline for the quarter is attributable to the closure of St. Jo.  Excluding the effect of the flood on St. Jo operations, EBITDA would have been flat for the three month period ended June 30, 2011 when compared to the three month period ended June 30, 2010.  For the six month period ended June 30, 2011, Segment EBITDA from the Midwest casinos increased $0.2 million or 1% when compared to the six months ended June 30, 2010.  Excluding the effect of the flood on St. Jo operations, slight improvement in EBITDA was seen at all three of the Midwest casinos due to continued management of direct marketing and promotional expenses.

Slot Route

Slot Route revenues contributed 25% and 26% of the Company’s gross revenues for the three months ended June 30, 2011 and 2010, respectively.  Slot route revenues contributed 26% and 27% of the Company’s gross revenues for the six months ended June 30, 2011 and 2010, respectively.

Slot Route gross revenues declined $1.6 million, or 3%, in the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 and declined $4.3 million or 4% for the six months ended June 30, 2011 compared to the six month period ended June 30, 2010 primarily due to the continuing weak economy in Nevada.  Persistently high unemployment and foreclosure rates in Nevada continue to affect our local customer base and revenues derived from the Slot Route. Additionally, the number of machines in operation on the Slot Route decreased to an average of 6,000 for the three and six months ended June 30, 2011 compared to an average of  6,100 machines in operation for the three and six months ended June 30, 2010.

Slot Route Segment EBITDA increased by $0.8 million, or 61% for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.  In the second quarter of 2010, the Company recorded a one-time true up of expenses related to the punitive damage award discussed further in Part II, Item 1 — Legal Proceedings.  Excluding the expense related to the litigation reserve, the Slot Route Segment EBITDA decline was $0.5 million for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.  Slot Route Segment EBITDA declined $0.1 million or 3% for the six month period ended June 30, 2011 when compared to the six month period ended June 30, 2010.  Excluding the expense related to the litigation reserve, the Slot Route Segment EBITDA decline was $1.4 million for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.  Slot Route expenses include fixed space lease payments to our chain accounts and participation expenses, which represent revenue share arrangements with our street accounts.  The Segment EBITDA decline for the three and six month periods ended June 30, 2011 when compared to the three and six month periods ended June 30, 2010, is primarily driven by the fixed nature of those expenses against declining revenues.  Overall, the Slot Route contributed approximately 10% and 7% to the Company’s Segment EBITDA for the three months ended June 30, 2011 and June 30, 2010, respectively and contributed approximately 11% to the Company’s Segment EBITDA for each of the six months ended June 30, 2011 and 2010.

Liquidity and Capital Resources

Overview

Our business relies on cash flows from operations as our primary source of liquidity.  On the Emergence Date, we entered into a credit agreement with Wilmington Trust Company, as administrative agent, and the lender parties from time to time thereto for $350 million in aggregate principal amount of Senior Secured Loans (the “Credit Agreement”).  We do not currently have access to additional liquidity, if needed, through borrowings under our Credit Agreement.  Our Credit Agreement does permit us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business.  We cannot provide assurance that, if required, we will be able to obtain necessary approval for additional financing under our Credit Agreement.  Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures for refurbishment of some of our properties, acquisition of slot machines and other equipment required to maintain our facilities.  Required principal prepayment on our debt is based on excess cash flow (as defined in the Credit Agreement and described below) calculated at the end of each calendar year.  The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $25.6 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $35.1 million for the six months ended June 30, 2010, a decrease of $9.5 million.  Operating cash flows were lower primarily in connection with the decrease in net income, offset by approximately $6.0 million in reorganization expenses paid during the second quarter of 2010.

Cash Flows from Investing Activities

Net cash used in investing activities was $12.9 million for the six months ended June 30, 2011 compared to $19.8 million for the six months ended June 30, 2010.  Net cash used in investing activities is primarily comprised of $11.3 million in capital expenditures for the six months ended June 30, 2011.  Our primary capital expenditures during the six months ended June 30, 2011 included slot machine purchases of $4.6 million, property-level maintenance costs of $4.4 million and $2.3 million of project-related costs primarily associated with refurbishments at the Primm properties.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.5 million for the six months ended June 30, 2011 compared to $25.0 million for the six months ended June 30, 2010.  Cash flow from financing activities primarily consisted of loan origination fees for the six months ended June 30, 2011 and reorganization expenses for the six months ended June 30, 2010.

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

Recently Issued Accounting Pronouncements

None

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. We do not have any cash or cash equivalents as of June  30, 2011 that are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Credit Agreement. The interest on the term loan under the Credit Agreement is based on the rate of, at the Company’s election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor of 3% and 4% respectively. At June 30, 2011, the principal amount of the related borrowings under the Credit Agreement was $350.0 million, all of which was subject to variable interest rates. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $3.5 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $358.8 million as of June 30, 2011.

ITEM 4.          CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
3.1

Amendment to Articles of Organization, dated May 20, 2011, filed with the Secretary of State of the State of Nevada (incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 23, 2011).

3.2	First Amendment to Operating Agreement of Herbst Gaming, LLC, effective as of May 20, 2011.
10.1*

Amendment to Letter Agreement, dated as of May 3, 2011, from Herbst Gaming, LLC to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).

10.2*

Letter Agreement regarding offer of employment, dated as of January 21, 2011, from Herbst Gaming, LLC to, and acknowledged by, John Christopher Krabiel (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).

10.3*

Executive Severance Agreement, dated as of January 21, 2011, between Herbst Gaming, LLC and John Christopher Krabiel (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).

10.4*

Duty of Loyalty Agreement, dated as of January 21, 2011, between Herbst Gaming, LLC and John Christopher Krabiel (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).

10.5	Consulting Agreement, dated as of May 1, 2011, by and between Herbst Gaming, LLC and Hotspur Casinos Nevada, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*                 Denotes a compensatory plan or management contract

**               Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBST GAMING, LLC

Dated: August 12, 2011	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated: August 12, 2011	By:	/s/ John Christopher Krabiel
Name: John Christopher Krabiel
Title: Chief Financial Officer and Treasurer