Form 10-Q
period 2011-09-30
Affinity Gaming, LLC
filed 2011-11-14
CIK 1499268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines in chain stores, bars, restaurants and convenience stores (“slot route operations”) and casino properties; or (v) our continued viability, our operations and our results of operations.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•                  flooding and other natural disasters;

•                  the recently completed bankruptcy proceedings may adversely affect our business, including our relationships with customers and suppliers;

•                  environmental legislation or regulations could lead to an adverse impact on our results of operations and financial condition;

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

•                  the success of our slot route operations will be dependent in part on our ability to renew slot route operations contracts;

•                  we may experience a loss of revenue or market share due to intense competition;

•                  rising gasoline prices could have a material adverse effect on our revenues as our casinos primarily rely on drive in traffic for visitation;

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

PART I - FINANCIAL INFORMATION

ITEM 1.          UNAUDITED FINANCIAL STATEMENTS.

Affinity Gaming, LLC

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands except unit amounts)

	Successor
	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$75,497	$64,385
Restricted Cash	7,737	7,737
Accounts receivable, net of reserve of $311 at September 30, 2011 and $0 at December 31, 2010	3,801	3,521
Prepaid expenses	10,125	12,005
Inventory	3,694	3,826
Total current assets	100,854	91,474
Property and equipment, net	229,403	227,672
Lease acquisition costs, net	70	91
Due from related parties	—	255
Other assets, net	9,746	6,860
Assets held for sale (Note 3)	78,597	83,839
Intangibles, net	126,280	126,967
Goodwill	53,455	52,079
Total assets	$598,405	$589,237

Liabilities and Owners’ equity
Current liabilities
Accounts payable	11,636	10,621
Accrued expenses	29,186	25,314
Income tax payable	3	—
Deferred income taxes	752	—
Total current liabilities	41,577	35,935
Long-term debt	348,400	350,000
Other liabilities	1,080	1,219
Liabilities held for sale (Note 3)	4,479	4,050
Deferred income taxes	1,294	—

Commitments and contingencies (Note 11)

Owners’ equity
Members capital ($10 par value; 20,000,001 units authorized and outstanding at December 31, 2010; 21,000,001 units authorized and 20,200,001 units outstanding at September 30, 2011)	198,033	198,033
Additional paid-in-capital	1,260	—
Retained Earnings	2,282	—
Total owners’ equity	201,575	198,033
Total liabilities and owners’ equity	$598,405	$589,237

See notes to condensed consolidated financial statements.

Affinity Gaming, LLC

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	Successor September 30, 2011	Predecessor September 30, 2010	Successor September 30, 2011	Predecessor September 30, 2010
Revenues
Casino	$66,969	$78,822	$222,677	$235,344
Food and beverage	11,908	13,704	36,821	39,348
Lodging	9,029	9,093	25,378	24,552
Fuel and retail	25,364	22,769	69,763	61,546
Other	4,640	5,062	15,734	15,786

Total revenues	117,910	129,450	370,373	376,576
Promotional allowances	(14,022)	(16,860)	(45,625)	(46,715)
Net revenues	103,888	112,590	324,748	329,861

Expenses
Casino	24,397	29,585	82,094	86,184
Food and beverage	11,919	13,345	36,435	38,752
Lodging	5,793	5,797	16,758	16,526
Fuel and retail	22,477	19,871	62,131	54,189
Write downs, reserves and recoveries	(1,600)	—	(1,600)	—
Other	2,897	3,896	10,207	11,322
General and administrative	21,023	22,208	61,114	64,236
Corporate	2,699	3,100	9,145	9,394
Depreciation and amortization	5,972	9,072	17,698	27,520

Total costs and expenses	95,577	106,874	293,982	308,123
Income from continuing operations	8,311	5,716	30,766	21,738

Reorganization costs	—	(996)	—	(3,655)
Other income (expense)
Interest income	19	23	58	60
Interest expense, (Predecessor’s contractual interest would have been $32,732 and $98,198 for the three months and nine months ended September 30, 2010, respectively)	(7,716)	(4)	(22,955)	(24)
Other costs	(1,172)	—	(1,962)	—
Total other expense, net	(8,869)	(977)	(24,859)	(3,619)

Income (loss) from continuing operations before tax	(558)	4,739	5,907	18,119
Provision for income taxes	302	—	(2,452)	—
Income from continuing operations	(256)	4,739	3,455	18,119

Discontinued operations (Note 3)
Loss from discontinued operations before tax	(2,553)	(1,407)	(1,563)	(1,131)
Benefit (provision) for income taxes	490	—	390	—
Loss from discontinued operations	(2,063)	(1,407)	(1,173)	(1,131)
Net Income (loss)	$(2,319)	$3,332	$2,282	$16,988

See notes to condensed consolidated financial statements.

Affinity Gaming, LLC

Condensed Consolidated Statements of Cash Flows

(unaudited) (in thousands)

	Successor	Predecessor
	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net income	$2,282	$16,988
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	1,563	1,131
Depreciation and amortization	17,698	27,520
Amortization of debt issuance costs	242	—
(Gain) loss on sale of property and equipment	(79)	—
Insurance proceeds, flood	2,838	—
Equity-based compensation	1,260	—
Decrease (increase) in operating assets:
Accounts receivable	(4,457)	(356)
Prepaid expenses	1,421	63
Inventory	132	122
Due from related parties	—	608
Other assets	(1,498)	129
Increase (decrease) in operating liabilities:
Accounts payable	471	405
Liabilities subject to compromise	—	(1,805)
Accrued expenses	4,824	4,427
Income tax payable	3	—
Current deferred tax liability	752	—
Other liabilities	(171)	(117)
Non-current deferred tax liability	1,294	—
Reorganization items	—	(6,076)
Net cash provided by operating activities	$28,575	$43,039

Cash flows from investing activities:
Collection on notes and loans receivable	—	24
Restricted cash	—	(7,015)
Proceeds from sale of property and equipment	169	19
Insurance proceeds, flood	1,462	—
Purchases of property and equipment	(15,872)	(19,651)
Net cash used in investing activities	$(14,241)	$(26,623)

Cash flows from financing activities:
Payment on long-term debt	$(1,600)	$—
Loan origination fees	(1,622)	—
Reorganization items	—	(29,668)
Net cash used in financing activities	(3,222)	(29,668)

Net increase in cash and cash equivalents	11,112	(13,252)

Cash and cash equivalents:
Beginning of year	64,385	80,283
End of period	$75,497	$67,031

Cash flows from discontinued operations:
Cash flows from operating activities	3,281	6,399
Cash flows from investing activities	(3,344)	(2,537)
Cash flows from discontinued operations	(63)	3,862

Supplemental cash flow information:
Cash paid during the period for interest	$26,506	$—
Cash paid for reorganization items	—	7,662
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$825	$65
Change in estimated values of acquired assets and liabilities (see Note 2)
Prepaid assets	$(459)	$—
Property and equipment	422	—
Goodwill	1,376	—
Accrued expenses	(1,339)	—

See notes to condensed consolidated financial statements.

Affinity Gaming, LLC

Notes to condensed consolidated financial statements

1.                                      Summary of Significant Accounting Policies

Organization

Affinity Gaming, LLC (formerly known as Herbst Gaming, LLC) (and together with its subsidiaries, the “Company,” “Successor,” “we” or “us”) was organized in the State of Nevada on March 29, 2010.  The Company changed its name to Affinity Gaming, LLC, effective May 20, 2011, to reflect its new beginning, new Board of Directors and new management team.  We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the “Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Plan”).  Predecessor’s bankruptcies were jointly administered under the lead case In re: Zante, Inc., Case No. BK-N-09-50746-GWZ in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

The reorganization of Predecessor was substantially consummated on December 31, 2010 (the “Emergence Date”), wherein we acquired all of Predecessor’s assets in consideration for the issuance of our membership interests and senior secured loans.  See Note 2 — Fresh Start Accounting for a further description of the reorganization of Predecessor.

We are a diversified operator of 15 wholly-owned casino gaming properties and a wholly-owned slot route operation.  Headquartered in Las Vegas, we have gaming operations in Nevada, Missouri and Iowa, which we have aggregated in order to present three Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, and (iii) Midwest.

On September 23, 2011, the Company announced plans to sell certain assets and liabilities related to its slot route operation and Southern Nevada casinos.  Assets and liabilities related to the operations the Company intends to sell have been classified as assets/liabilities held for sale in our consolidated balance sheets and their results of operation have been included in discontinued operations.  See Note 3 for further information regarding disposition and planned sales.

The Company has its principal executive offices at 3440 West Russell Road, Las Vegas, Nevada 89118; its telephone number is (702) 889-7600.

Basis of Presentation

The condensed consolidated financial statements of Affinity Gaming, LLC as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

We entered into agreements to sell the assets of our slot route and certain of our Southern Nevada casinos.  Assets and liabilities of these properties have been classified as held for sale, and their operating results for all periods presented are classified as discontinued operations.  Note 3 for further information regarding disposition and planned sales.

On June 27, 2011, the Company’s casino located in St. Joseph, Missouri was closed due to flooding of the Missouri River. The casino reopened on September 29, 2011.  We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered.  As of September 30, 2011, we have not recorded any gain for the insurance proceeds we expect to recover for lost profits.  We expect to record the gain when proceeds are received.  See Note 10 for further information regarding the flood.

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

Other, net

For the three and nine months ended September 30, 2011, other, net of approximately $2.0 million includes approximately $1.2 million in contingent expense related to IRS claims against the Predecessor and approximately $0.8 million in bankruptcy related professional and trustee fees  incurred by the Successor.  During the second quarter of 2011, the Company recorded a contingent liability related to Internal Revenue Service (“IRS”) claims against the Predecessor of $1.3 million.  In accordance with the provisions of fresh start accounting, this initial adjustment to the acquired liabilities was recorded as an adjustment to the asset valuation.  Subsequent adjustments including the additional $1.2 million in IRS claims recorded during the third quarter of 2011, have been recorded as other expenses.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the terms of the related debt agreements.

Income Taxes

On the Emergence Date, the Company elected to be treated as a partnership for income tax under the provisions of the Internal Revenue Code. Under those provisions, the members are liable for income tax on the taxable income of the Company as it affects the members’ individual income tax returns. Accordingly, no provision for income taxes has been included in the condensed consolidated financial statements as of March 31, 2011.  Effective April 1, 2011, the Company elected to be treated as a C corporation for income tax under the provisions of the Internal Revenue Code.  In connection with this election, the Company has included a provision for income taxes and related tax asset and liability accounts for the quarter ended September 30, 2011 (See Note 8).  The Predecessor elected to be taxed as an S corporation for income tax under the provisions of the Internal Revenue Code.  Accordingly, no provision for income taxes has been included in the condensed consolidated financial statements of the Predecessor.

Recently Issued Accounting Pronouncements

Accounting Standards Update 2011-08 Intangibles, Goodwill and Other (“Update 2011-08”) In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08 Intangible, Goodwill and Other, which is an amendment to Topic 350 of the Accounting Standards Codification (“Topic ASC 350”).

The objective of Update 2011-08 is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic ASC 350. Previous guidance under Topic ASC 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in Update 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The amendment will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012, although early adoption is permitted. Update 2011-08 will not have a material impact on the computation of the impairment of goodwill or other intangibles.

2.                                      Fresh Start Accounting

Plan of Reorganization

On the Emergence Date, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of senior secured loans (the “Senior Secured Loans”) and the issuance to HGI of all of our membership interests (the “Common Units”), (ii) the Senior Secured Loans and Common Units were distributed by HGI to its lenders (“Lenders”) under their credit facility (the “HGI Credit Facility”) on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes (the “8.125% Notes”) and $170.0 million of outstanding principal amount of 7% senior subordinated notes (the “7% Notes”, together with the 8.125% Notes, the “Subordinated Notes”) were terminated, and (iv) 100% of the existing equity in HGI was cancelled (clauses (i) through (iv) are referred to herein as the “Restructuring Transactions”).

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

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends, and by reference to relevant market rates and transactions and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.  The estimates of fair value presented herein have generally been finalized in 2011. During the second quarter of 2011, the Company revised certain estimates related to the values of acquired assets and liabilities resulting in a net increase to goodwill of $1.4 million.  The net goodwill increase and related changes to other assets and liabilities are included in the accompanying condensed consolidated balance sheet as of September 30, 2011.  During the third quarter of 2011, the Company identified additional IRS claims against the Predecessor and recorded a liability related to those claims in the amount of $1.2 million.  The third quarter adjustment was recorded in the line item other, net in the accompanying condensed consolidated statement of operations for the period ended September 30, 2011.  The December 31, 2010 balance sheet presented below summarizes the impact of the adoption of the Plan and fresh start accounting as of the Effective Date:

Reorganization Items and Fresh Start Adjustments (dollars in thousands)

	December 31,
	Predecessor 2010	Reorganization Items (a)		Fresh Start Accounting		Successor 2010
Assets
Current assets
Cash and cash equivalents	$103,231	$—		$—		$103,231
Restricted Cash	7,737	—		—		7,737
Accounts receivable, net	5,060	(1,061)		—		3,999
Notes and loans receivable	442	—		—		442
Prepaid expenses	14,975	—		(540	)(f)	14,435
Inventory	4,744	—		—		4,744
Total current assets	136,189	(1,061)		(540)		134,588
Property and equipment, net	501,056	—		(250,416	)(g)	250,640
Lease acquisition costs, net	8,566	—		(340	)(f)	8,226
Due from related parties	255	—		—		255
Other assets, net	7,068	—		—		7,068
Intangibles, net	120,784	—		7,686	(i)	128,470
Goodwill	3,255	—		56,735	(h)	59,990

Total assets	$777,173	$(1,061)		$(186,875)		$589,237

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$10,360	$1,195	(b)	$—		$11,555
Accrued interest	—	—		—		—
Accrued expenses	21,326	7,104	(b)	—		28,430
Total current liabilities	31,686	8,299		—		39,985
Long-term debt	—	350,000	(d)	—		350,000
Other liabilities	2,797	—		(1,578	)(f)	1,219
Liabilities subject to compromise	1,191,053	(1,191,053	)(c)	—		—
Commitments and contingencies
Stockholders’ deficit
Members capital ($10 par value; 20,000,001 units issued and outstanding)	—	198,033	(e)	—		198,033
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	(2,368	)(e)	—		—
Additional paid-in-capital	1,631	(1,631	)(e)	—		—
Accumulated deficit	(452,362)	637,659	(e)	(185,297	)(j)	—
Total stockholders’ equity/(deficit)	(448,363)	831,693		(185,297)		198,033

Total liabilities and stockholders’ deficit	$777,173	$(1,061)		$(186,875)		$589,237

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

(g)         Reflects the fair value of property and equipment and intangible assets in connection with fresh start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh start reporting (dollars in thousands):

		Successor	Predecessor
	Estimated Life	December 31,	December 31,
	(Years)	2010	2010
Building	40	$139,351	$459,833
Gaming equipment	5	32,527	159,577
Furniture, fixtures, and equipment	5 - 10	23,035	100,877
Leasehold improvements	1 - 20	297	3,077
Land	—	33,370	36,930
Barge	10	15,000	16,935
Construction-in-progress		3,140	3,140
		250,640	780,369
Less accumulated depreciation		—	(279,313)
		$250,640	$501,056

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

(i)             Reflects the fair value of identifiable intangible assets in connection with fresh start reporting. The following table summarizes the components of intangible assets as a result of the application of fresh start reporting (dollars in thousands):

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

3.                                      Assets Held for Sale

In September 2011, the Company entered into an Asset Purchase and Sale Agreement (the “JETT Agreement”) with JETT Gaming, LLC (“JETT”). Pursuant to the JETT Agreement, upon the terms and subject to the conditions thereof, the Company agreed to sell the assets of its Terrible’s Searchlight Casino, in Searchlight, Nevada (the “Searchlight Casino”) and its Terrible Herbst convenience store slot machine route operations (“Herbst Slot Route”) to JETT. The Company also agreed to terminate certain agreements with parties affiliated with both JETT and the former owners of the Company’s predecessor, Herbst Gaming, Inc.  In consideration for the Searchlight Casino and the Herbst Slot Route, JETT agreed to (i) assume certain liabilities related to the Searchlight Casino and the Herbst Slot Route, (ii) pay an amount in cash for certain equipment used in the Herbst Slot Route, and (iii) enter into an agreement not to compete with the Company’s other slot route operations and not to solicit any Company employee who is engaged in the operation of the Company’s other businesses for a period of time. The closing of the transactions contemplated by the JETT Agreement is conditioned upon the approval of applicable gaming authorities, the consent of the Company’s lenders, and other customary conditions. The closing is expected to occur in the first half of 2012.  The Company obtained the consent of its lenders to enter into the transactions and plans to repay $5 million in long-term debt in connection with the closing of the transactions described below.

In September 2011, the Company entered into an Asset and Equity Purchase Agreement (the “Golden Gaming Agreement”) with Golden Gaming, Inc. (“Golden Gaming”) and an Asset Purchase Agreement with an affiliate of Golden Gaming, Golden Mardi Gras, Inc. (the “Black Hawk Agreement” and together with the Golden Gaming Agreement, the “Golden Agreements”).  Pursuant to the Golden Gaming Agreement, upon the terms and subject to the conditions thereof, the Company agreed to sell the assets of its Terrible’s Town Casino and its Terrible’s Lakeside Casino & RV Park, both located in Pahrump, Nevada (the “Pahrump Casinos”), and its slot route operations (other than the Herbst Slot Route) (the “Slot Route”) to Golden Gaming, who will also assume certain liabilities related to the Pahrump Casinos and Slot Route. The Slot Route assets purchased by Golden Gaming will include $23,750,000 in cash.

Pursuant to the Black Hawk Agreement, upon the terms and subject to the conditions thereof, the Company agreed to purchase the assets and assume certain liabilities of Golden Gaming’s Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, each located in Black Hawk, Colorado (the “Black Hawk Casinos”).

The closing of the transactions contemplated by each of the Golden Agreements is conditioned upon the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the approval of applicable gaming authorities, the consent of the parties’ respective lenders, the concurrent closing of the transactions under both Golden Agreements, and other customary conditions. The closing is expected to occur in the second or third quarter of 2012. As noted, the Company has already obtained the consent of its lenders. In the event Golden Gaming fails to deliver the consent of its lenders to the transactions (or a commitment to refinance its existing debt), either party will have the right to terminate the Golden Agreements.

If the closing conditions under both Golden Agreements are not likely to be satisfied within 30 days of each other, the parties will cooperate in good faith to enter into a mutually agreeable alternative arrangement whereby (i) the closings will occur, (ii) the consideration will be paid, and (iii) the party purchasing the business with respect to which all closing conditions have not yet been satisfied will receive substantially all the benefits and bear the burdens of ownership of that business (until such time as all conditions are satisfied and ownership is transferred).

Results for each of the properties being sold related to the JETT Agreement and the Golden Agreements have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.  Selling expenses of approximately $0.7million have been included in operating expenses of discontinued operations.  Selling expenses primarily consist of legal fees related to the purchase and sale agreements.  Summary operating results for the discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Successor September 30, 2011	Predecessor September 30, 2010	Successor September 30, 2011	Predecessor September 30, 2010
Net revenues	$47,514	$48,074	$150,333	$154,758
Pretax loss from discontinued operations	$(2,553)	$(1,407)	$(1,563)	$(1,131)
Discontinued operations, net of tax	$(2,063)	$(1,407)	$(1,173)	$(1,131)

Assets held for sale and liabilities related to assets held for sale as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$38,783	$38,846
Receivables, net	494	478
Notes and loans receivable	208	442
Prepayments and other	2,440	2,430
Inventory	976	918
Property and equipment, net	18,134	22,968
Lease acquisition costs, net	8,080	8,135
Other assets, net	211	208
Intangibles	1,360	1,503
Goodwill	7,911	7,911
Total assets held for sale	$78,597	$83,839
Accounts payable	$1,039	$934
Accrued expenses	3,165	3,116
Other liabilities	275	—
Total liabilities related to assets held for sale	$4,479	4,050

A purchase price adjustment will be payable under the Golden Agreements based on the relative values at closing of the Pahrump Casinos and Slot Route, on the one hand, and the Black Hawk Casinos, on the other hand. For purposes of this adjustment, the value of the Pahrump Casinos and Slot Route will be determined based on a multiple of the trailing twelve months EBITDA of the Pahrump Casinos and Slot Route through the end of the last full calendar month that is 30 days prior to closing, subject to a maximum valuation of $87.0 million and a minimum valuation of $71.9 million. The value of the Black Hawk Casinos will be determined based on a multiple of the trailing twelve months EBITDA of the Black Hawk Casinos through the end of the last full calendar month that is 30 days prior to closing, subject to a maximum valuation of $92.3 million and a minimum valuation of $76.2 million. The party who purchases the business with the higher valuation will be required to pay an amount in cash to the other party equal to the difference between the two valuations. If the Company is required to pay the difference, the funds will come from cash on hand. The Slot Route assets purchased will include $23,750,000 in cash, with the Company retaining the excess.  The Pahrump Casinos assets purchased will include a minimum required operating cash (as defined in the Golden Agreement) with the Company retaining the excess.  As of September 30, 2011, excess cash retained by the Company would be $14.2 million.  Upon closing of the transactions under the Golden and JETT agreements, the Company does not expect to recognize a significant gain or loss.

4.                                      Property and Equipment

Property and equipment acquired from Predecessor is stated at fair market value on Emergence Date and is being depreciated over the remaining useful life using the straight-line method. Property and equipment acquisitions are stated at cost and are being depreciated over useful life using the straight-line method. Property and equipment consists of the following (dollars in thousands):

		Successor
	Estimated	September 30,	December 31,
	Life (Years)	2011	2010
Building	40	$134,953	$132,793
Gaming equipment	5	32,585	26,313
Furniture, fixtures, and equipment	5 - 10	25,740	17,340
Leasehold improvements	1 - 20	10	10
Land	—	33,370	33,370
Barge	10	15,000	15,000
Construction-in-progress		4,625	2,846
		246,283	227,672
Less accumulated depreciation		(16,880)	—
		$229,403	$227,672

5.                                      Goodwill and Other Intangible Assets

ASC Topic 350 requires the Company to test goodwill and other indefinite-lived intangible assets on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  The annual test, which is performed by the Company in the fourth quarter of each year, requires that the Company compare the carrying amount of the indefinitely-lived intangible assets reflected on the balance sheet to the fair value of the intangible assets.  During the second quarter of 2011, the Company revised certain estimates related to the values of acquired assets and liabilities resulting in a net increase to goodwill of $1.4 million.  The net goodwill increase and related changes to other assets and liabilities are included in the accompanying condensed consolidated balance sheet as of September 30, 2011.

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

Intangible assets consist of the following (dollars in thousands):

	Successor			Successor
	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)			(dollars in thousands)
Amortizing intangible assets
Customer Loyalty Programs	$6,322	$(614)	$5,708	$6,322	$—	$6,322
Terrible’s Tradename	482	(72)	410	482	—	482
Total Amortizing intangible assets	6,804	(686)	6,118	6,804	—	6,804

Unamortizing intangible assets
Gaming License Rights	110,646		110,646	110,646		110,646
Local Tradenames	9,517		9,517	9,517		9,517
Total Unamortizing intangible assets	120,163		120,163	120,163		120,163
Total	$126,967		$126,280	$126,967		$126,967

Definite lived intangible assets are amortized ratably over their expected life.  Customer loyalty program intangible assets are being amortized over an average life of 7.7 years.  The Terrible’s tradename is being amortized using an average life of 5 years. The aggregate amortization of intangible assets for the nine months ended September 30, 2011 was $686,000.

Gaming license rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as states where only a certain number of operators are allowed by law.  Gaming license rights and local tradenames are not currently subject to amortization as we have determined they have an indefinite useful life.

6.                                      Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	Successor
	September 30,	December 31,
	2011	2010
Progressive jackpot liabilities	$1,786	$1,896
Accrued payroll and related	9,264	9,181
Slot club point liability	3,801	3,476
Litigation reserve	7,841	—
Bankruptcy Claims	2,486	—
Other accrued	4,008	10,761
Total	$29,186	$25,314

7.                                      Long-Term Debt

On the Emergence Date, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of Senior Secured Loans and the issuance to HGI of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by HGI to its Lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% Notes and $170.0 million of outstanding principal amount of 7% Notes were terminated, and (iv) 100% of the existing equity in HGI was cancelled.  After the transfer of HGI’s assets to us, all of HGI’s subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which have been dissolved) are wholly-owned by us.

Long-term debt is comprised entirely of the Senior Secured Loans and is expected to mature on December 31, 2015.

The following table provides the fair value measurement information about our long-term debt at September 30, 2011.  For additional information regarding ASC Topic 820 and the fair value hierarchy, see Note 1, Summary of Significant Accounting Policies.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)

Bank Credit Facility	348,400	348,794	Level 2

The estimated fair value of our bank credit facility is based on the borrowing rates available on or about September 30, 2011, for debt with similar terms and maturities.

8.                                      Income Taxes

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

Pre-tax net income from continuing operations post Conversion was $2,489,792.  The tax provision related to continuing operations is $2,451,572.  Pre-tax net loss related to discontinued operations post Conversion is $2,031,828.  The tax benefit related to discontinued operations is $389,874.   The overall tax provision for the nine months ended September 30, 2011 is $2,061,698.

The tax provision related to continuing operations includes a one-time deferred tax liability of $1,548,145 for the Federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. This one-time deferred tax liability was treated as a discreet item in the rate calculation and pursuant to ASC 740 these deferred taxes were recorded in income tax expense for the year ended 2011.  Excluding the effect of the discreet adjustment, the effective tax rate for continuing operations is 36.29%.  The principal difference between the estimated annual effective tax rate and the Federal rate of 34% is attributed to state taxes.

Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Current deferred tax liability	$(752)	$—
Non-current deferred tax liability	(1,294)	—
Net deferred tax liability	$(2,046)	$—

The components comprising our deferred tax assets and liabilities are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Deferred tax assets
Reserve for employee benefits	$304	$—
Provision for doubtful accounts	113	—
Deferred compensation	929	—
Asset retirement obligation	241	—
Reserve differential for gaming activities	153	—
Tax benefit of current year NOL	3,528	—
Other	739	—
Gross deferred tax assets	6,007	—

Deferred tax liabilities
Depreciation	(5,210)	—
Prepaid services and supplies	(2,843)	—
Gross deferred tax liabilities	(8,053)	—

Deferred tax liabilities, net	$(2,046)	$—

Provision for Income Taxes

A summary of the provision for income taxes is as follows.

	Nine Months September 30, 2011	Three Months March 31, 2011 (Proforma)
	(In thousands)
Current
Federal	$—	$—
State	16	—
Total current taxes	16	—
Deferred
Federal	1,966	1,462
State	80	86
Total deferred taxes	2,046	1,548
Provision for income taxes	$2,062	$1,548

9.                                      Equity-based compensation

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

Our share-based compensation arrangements are designed to advance the long-term interests of the Company, including by attracting and retaining employees and directors, and aligning their interests with those of our unitholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending on the form of the share-based award, new shares of our common units may be issued upon grant, option exercise or vesting of the award. We maintain two classes of a share-based plan, each as discussed below.  As of September 30, 2011, the Company had awarded grants of 609,093 units and there were 390,907 units available for grant under the LTIP. This plan was approved by the compensation committee of the board of directors.

The Affinity Gaming, LLC 2011 Long Term Incentive Plan (“LTIP”) permits the granting of stock options to employees, officers, directors and consultants. Options granted to management under the LTIP generally vest ratably over a three-year period from the date of the grant, and expire five years from the date of grant.  Options granted to directors vest in two equal tranches, the first on issuance and the second on the first business day of the following calendar year.  Options granted to our Chief Executive Officer will vest ratably on December 31, 2011, 2012, and 2013.  Vesting of the Chief Executive Officer’s options will be based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

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

A summary of our outstanding and non-vested option and restricted unit activity for the period ended September 30, 2011 is as follows:

	Stock Options				Restricted Stock
Outstanding and
	Outstanding		Non-Vested		Non-Vested
Weighted
		Weighted		Average		Weighted
		Average		Fair		Average
		Exercise		Value		Fair
		Price		Per		Value
	Shares	Per Share	Shares	Share	Shares	Per Share
Balance, January 1, 2011	—	$—	—	$—	—	$—
Granted	409,093	10.00	409,093	5.5	200,000	10.00
Vested	—	—	(38,636)	5.5	—	—
Exercised	—	—	—	—	—	—
Expired / Cancelled	—	—	—	—	—	—

Balance, September 30, 2011	409,093	$10.00	370,457	$5.5	200,000	$10.00

A summary of our exercisable stock options as of September 30, 2011 is as follows:

Number of vested stock options	38,636
Weighted average exercise price per share	$10.00
Aggregate intrinsic value	$0
Weighted average remaining contractual term in years	5.0

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

The following stock option information is as of September 30, 2011:

As of September 30, 2011

Weighted average grant date fair value per share of options granted Significant fair value assumptions:	$5.50
Expected term in years	5.00
Expected volatility	63.43%
Expected dividends	0.0%
Risk-free interest rates	2.27%
Total intrinsic value of options exercised	$—
Aggregate cash received for option exercises	$—

Compensation cost (included in operating expenses) (in thousands):-
Options	$760
Restricted units	500

Total	$1,260

As of period end date:
Total compensation cost for non-vested awards not yet recognized (in thousands):
Stock options	$1,433
Restricted stock	$1,500
Weighted-average years to be recognized
Options	2.6
Restricted units	2.7

For each year presented, the expected option term was determined using the simplified method under the applicable accounting standard. Expected volatility is based on historical market factors related to an average of the stocks of the Company’s peer group. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

10.                               Write Downs, Reserves and Recoveries

On June 27, 2011, the Company’s casino located in St. Joseph, Missouri was closed due to flooding of the Missouri River. The casino reopened on September 29, 2011.  We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered.  We have written off property and inventories that were destroyed by the flood and anticipate that  insurance proceeds  will reimburse us for those losses and for lost profits during the period we were closed, subject to a seven day deductible.   As of September 30, 2011, we had received $4.3 million in advances from our insurance carriers related to the losses and there is no net income statement impact related to the flood.  We will record any gain from insurance reimbursements, including lost profits, when insurance proceeds are received to the line item write downs, reserves and recoveries on the condensed consolidated statement of operations.

Through December 31, 2008, the Company was self-funded for health care benefits at its Midwest casino properties.  Under this plan, the Company was responsible for employee health care costs up to a certain stop loss amount.  During the fourth quarter of 2008, the Company discovered an error in the placement of the stop loss policy.  As a result of the policy error, the Company was subject to additional exposure for health care claims incurred in 2007.  Expenses related to this exposure were recorded in 2008 and 2009.  In July 2011, the Company entered into a settlement agreement with the insurance carriers and received $1.6 million as full settlement of the litigation claims related to the policy error.  The settlement was recorded as income in the line item write downs, reserves and recoveries in the accompanying condensed consolidated financial statements.

11.                               Commitments and Contingencies

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, Inc. (“ETT”), a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling. The Company appealed the decision and oral arguments were heard by the Supreme Court of Nevada on December 9, 2009.  The panel upheld the District Court’s decision, ETT filed a motion for en banc hearing and on January 4, 2011, the full Supreme Court heard oral argument solely regarding the punitive damages award.  Pursuant to a Bankruptcy Court order on May 3, 2010, we fully reserved for the potential liability related to the punitive damage award, including related interest.  As of September 30, 2011, the Company has reserved $6.3 million including interest for this judgment.

The Company was party to arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the arbitrator awarded the former employee $1.3 million.  The arbitration award was appealed to the Clark County District Court.  On April 21, 2010, the District Court issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanding the matter back to arbitration.  The former employee appealed the District Court Order to the Nevada Supreme Court, which determined it did not have jurisdiction to hear the appeal.  The former employee then sought a writ of mandamus from the Supreme Court directing the District Court to confirm the arbitration award or alternatively a writ of prohibition preventing the remand to the arbitrator so that the Supreme Court could consider his appeal.  That request for relief was denied and the case will proceed again in arbitration. The Predecessor fully reserved for this award and approximately $0.2 million for attorney’s fees in fiscal year 2008.  As of September 30, 2011, The Company has the $1.5 million fully reserved for this claim.

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

12.                              Segment Information

We have aggregated certain of our operations in order to present three Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, and (iii) Midwest. The table below lists the classification of each of our properties.

Southern Nevada
Terrible’s Hotel & Casino	Las Vegas, NV
Terrible’s Town Casino & Bowl	Henderson, NV
Primm Valley Casino, Resort & Spa	Primm, NV
Buffalo Bill’s Hotel & Casino	Primm, NV
Whiskey Pete’s Hotel & Casino	Primm, NV
Northern Nevada
Sand’s Regency Hotel & Casino	Reno, NV
Rail City Casino	Sparks, NV
Gold Ranch Casino	Verdi, NV
Dayton Casino	Dayton, NV
Midwest
St. Jo Frontier Casino	St. Joseph, MO
Mark Twain Casino	La Grange, MO
Lakeside Casino Resort	Osceola, IA

The following table reconciles Segment EBITDA to operating income (in thousands):

	Successor	Predecessor
	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010

Gross revenues
Southern Nevada	$67,026	$68,134
Northern Nevada	24,638	24,053
Midwest	25,996	37,263
Total casino gross revenue	117,660	129,450
Other	250	—
Total gross revenues	$117,910	$129,450

Segment EBITDA(1)
Southern Nevada	4,114	3,906
Northern Nevada	4,252	3,809
Midwest	7,296	10,186
Total casino segment EBITDA	15,662	17,901
Write downs, recoveries and reserves	1,600	—
Corporate and other	(2,979)	(3,113)
Total segment EBITDA	14,283	14,788

Depreciation and amortization
Southern Nevada	2,725	5,353
Northern Nevada	1,489	1,840
Midwest	1,652	1,879
Total casino depreciation and amortization	5,866	9,072
Corporate and other	106	—
Total depreciation and amortization	5,972	9,072

Operating income	$8,311	$5,716

(1)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from operations plus depreciation and amortization, plus loss on impairment of assets, and plus restructuring expense.

The following table reconciles Segment EBITDA to operating income (in thousands):

	Successor	Predecessor
	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Gross revenues
Southern Nevada	$199,771	$197,630
Northern Nevada	69,918	69,349
Midwest	100,267	109,423
Total casino gross revenue	369,965	376,402
Other	417	174
Total gross revenues	$370,373	$376,576

Segment EBITDA(1)
Southern Nevada	16,774	16,801
Northern Nevada	11,730	11,425
Midwest	27,617	30,268
Total casino segment EBITDA	56,121	58,494
Write downs, recoveries and reserves	1,600	—
Corporate and other	(9,257)	(9,236)
Total segment EBITDA	48,464	49,258

Depreciation and amortization
Southern Nevada	8,119	15,834
Northern Nevada	4,324	5,340
Midwest	4,864	6,191
Total casino depreciation and amortization	17,307	27,365
Corporate and other	391	155
Total depreciation and amortization	17,698	27,520

Operating income	$30,766	$21,738

(1)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from operations plus depreciation and amortization, plus loss on impairment of assets, and plus restructuring expense.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We are a diversified gaming company that focuses on two business lines: casino operations and slot route operations.  As of September 30, 2011, our casino operations in Nevada consisted of 12 casinos.  Southern Nevada casino operations consist of:

•                  Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s Las Vegas”);

•                  Terrible’s Town Casino in Pahrump, Nevada (“Pahrump Casino”);

•                  Terrible’s Lakeside Casino & RV Park in Pahrump, Nevada (“Lakeside Pahrump”);

•                  Terrible’s Town Casino & Bowl in Henderson, Nevada (“Henderson Casino”);

•                  Terrible’s Searchlight Casino in Searchlight, Nevada (“Searchlight Casino”);

•                  Primm Valley Resort and Casino (“Primm Valley”);

•                  Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”);and

•                  Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”, and together with Primm Valley and Buffalo Bill’s, the “Primm Casinos”).

In September 2011, we entered into agreements to sell the assets of the Pahrump Casino, Lakeside Pahrump, the Searchlight casino and the slot route.  The sales agreements and results of operations are discussed in further detail elsewhere in this management discussion and analysis.

We also operate the following four casinos in Northern Nevada:

•                  the Sands Regency Casino Hotel in downtown Reno, Nevada (“Sands”);

•                  Rail City Casino in Sparks, Nevada (“Rail City”);

•                  Gold Ranch Casino and RV Resort in Verdi, Nevada (“Gold Ranch”); and

•                  Dayton Depot Casino in Dayton, Nevada (“Dayton Casino”).

Our casino operations outside of Nevada consist of St Jo Frontier Casino in St. Joseph, Missouri (“St Jo”), Mark Twain Casino in LaGrange, Missouri (“Mark Twain”), and Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”).

As of September 30, 2011, our casino operations collectively included approximately 322,000 square feet of gaming space with 8,293 slot machines, 141 table games and 3,869 hotel rooms.

Seasonality

We do not believe that our business as a whole is seasonal to any significant degree.  However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months.

Presentation

Emergence from Chapter 11 Reorganization

Affinity Gaming, LLC (formerly known as Herbst Gaming, LLC) (and together with its subsidiaries, the “Successor”, “Company,” “we” or “us”) was organized in the state of Nevada on March 29, 2010.  We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the

“Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “BankruptcyPlan”).

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

On the Emergence Date, we adopted fresh start accounting in accordance with ASC 852-10-15.  As a result, the value of Predecessor’s assets, including intangible assets, and liabilities have been adjusted to their fair values with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as goodwill on our condensed consolidated balance sheet.  Due to the adoption of fresh start accounting, the Predecessor’s results of operation for the three and nine months ended September 30, 2010 are not comparable to the results of our operations for the three and nine months ended September 30, 2011 and are presented for comparative purposes only.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2011 were adversely affected by the temporary closure of our casino in St. Joseph, Missouri due to flooding of the Missouri River. The property closed on June 27, 2011 and reopened on September 29, 2011. As of September 30, 2011, we have not recorded any gain for the insurance proceeds we expect to recover for lost profits. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses and expect to record a gain when proceeds are received. Revenue and Segment EBITDA declines in the Midwest Segment were almost entirely attributed to the closure of the St Jo Casino. See Midwest discussion for further information regarding the flood.

Our financial results are highly dependent upon the number of customers we attract to our casino facilities and the amounts those customers spend per visit.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive in traffic from feeder markets to provide visitation.  Our casino and slot route operation are dependent on the local visitation in the jurisdictions where we operate.  Generally, we believe that our operating results for the three and nine months ended September 30, 2011 and 2010 have been adversely impacted by the weakened national and local economies.  Continued high unemployment rates and weak housing prices in the markets in which we operate also continue to negatively impact our revenue.

The results of the Pahrump Casino, Lakeside Pahrump, Searchlight casino and the slot route have been classified as discontinued operations for all periods presented.  Due to the adoption of fresh start accounting, Successor and Predecessor results of operations are not comparable and are presented for comparative purposes only.   Specifically, depreciation for the three months ended September 30, 2011 was approximately $6.0 million compared to $9.0 million for the three months ended September 30, 2010 and depreciation for the nine months ended September 30, 2011 was $17.7 million compared to $27.5 million for the nine months ended September 30, 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor 2011	Predecessor 2010	% Change	Successor 2011	Predecessor 2010	% Change
	(dollars in thousands)			(dollars in thousands)
Net revenues, continuing operations	$103,888	$112,590	(7.8)%	$324,748	$329,861	(1.6)%
Segment EBITDA, continuing operations	14,283	14,788	3.5%	48,464	49,258	(1.7)%
Operating income, continuing operations	8,311	5,716	45.4%	30,766	21,738	41.6%
Net revenues, discontinued operations	47,514	48,074	(1.2)%	150,333	154,758	(2.9)%
Segment EBITDA, discontinued operations	1,702	2,015	(15.5)%	9,680	9,495	1.9%
Operating income (loss), discontinued operations	$(1,276)	$(1,412)	(9.6)%	$2,238	$(1,157)	(293.4)%

Revenues and Expenses by Category

The following table presents detail of our consolidated gross revenues and costs and expenses by category (dollars in thousands) for continuing operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 Successor	2010 Predecessor	% Change	2011 Successor	2010 Predecessor	% Change
Gross Revenues
Gaming	$66,969	$78,822	(15.0)%	$222,677	$235,344	(5.4)%
Fuel & Retail	25,364	22,769	11.4%	69,763	61,546	13.4%
Food and Beverage	11,908	13,704	(13.1)%	36,821	39,348	(6.4)%
Lodging	9,029	9,093	(0.7)%	25,378	24,552	3.4%
Other	4,640	5,062	(8.3)%	15,734	15,786	(0.3)%

Total Gross Revenues	117,910	129,450	(8.9)%	370,373	376,576	(1.6)%

Promotional Allowances	(14,022)	(16,860)	(16.8)%	(45,625)	(46,715)	(2.3)%

Net Revenues	$103,888	$112,590	(7.7)%	$324,748	$329,861	(1.6)%

Costs and Expenses
Gaming	$24,397	$29,585	(17.5)%	$82,094	$86,184	(4.7)%
Fuel & Retail	22,477	19,871	13.1%	62,131	54,189	14.7%
Food and Beverage	11,919	13,345	(10.7)%	36,435	38,752	(6.0)%
Lodging	5,793	5,797	(0.1)%	16,758	16,526	1.4%
Write downs, reserves and recoveries	(1,600)	—	100%	(1,600)	—	100%
General and Administrative	21,023	22,208	(5.3)%	61,114	64,236	(4.9)%
Other	2,897	3,896	(25.6)%	10,207	11,322	(9.8)%
Corporate	2,699	3,100	(12.9)%	9,145	9,394	(2.7)%

Total Segment Costs and Expenses	$89,605	$97,802	(8.4)%	$276,284	$280,603	(1.5)%

Segment EBITDA Margins
Gaming (net of promotional allowances)	43%	41%		43%	44%
Fuel & Retail	11%	13%		11%	12%
Food and Beverage	—%	3%		1%	2%
Lodging	36%	36%		34%	33%
Other	38%	23%		35%	28%

Gross Revenue

We derive a substantial amount of our gross revenues from gaming operations at our casinos, which produced approximately 57% of our gross revenues for the three months ended September 30, 2011 compared to 61% of our gross revenues for the three months ended September 30, 2010.  Gaming revenues contributed 60% and 62% for the nine months ended September 30, 2011 and 2010, respectively.  On June 27, 2011, the Company’s casino located in St. Joseph, Missouri was closed due to flooding of the Missouri River. The casino reopened on September 29, 2011.   We expect that business interruption insurance proceeds will reimburse us for lost profits related to the period that the property was closed, subject to a seven day deductible, and expect to record reimbursements for lost profits as a gain in the line item write downs, recoveries and reserves when proceeds are received.  Gaming revenue represents the largest proportion of our revenue from St Jo and we estimated gaming revenue losses related to the closure to be $10.8 million for the three months ended September 30, 2011 and $11.2 million for the nine months ended September 30, 2011.  Excluding the effects of the closure of St Jo, gaming revenue contributions would have been 66% and 63% of our total gross revenues for the three and nine months ended September 30, 2011.

Gaming revenues are generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  Promotional allowances were 11% of gross revenues for the three months ended September 30, 2011 compared to 13% for the three months ended September 30, 2010.  Promotional allowances were 12% of gross revenues for the nine month periods ended September 30, 2011 and 2010.  The promotional environment continues to be highly competitive and we continue to manage promotional expenses across our properties.

Fuel and retail gross revenues produced approximately 20% and 18% of our gross revenues for the three months ended September 30, 2011 and 2010, respectively.  Fuel and retail gross revenues produced approximately 19% and 16% of our gross revenue for the nine months ended September 30, 2011 and 2010, respectively.  Our fuel operations include a gas station and convenience store located at the Lakeside Iowa property in Osceola, Iowa; a gas station and convenience store at the Gold Ranch property in Verdi, Nevada; and a total of three gas stations located at the Primm properties.

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service and entertainment outlets we own and operate in our casino properties. Food and beverage revenue is recognized at the time the food and/or beverages are provided to the guest. Food and beverage revenues from outlets that we own and operated at our casino locations produced approximately 10% of our gross revenues for the three and nine months ended September 30, 2011 and 2010.  We estimate food and beverage revenue losses from the closure of St Jo to be approximately $1.0 million for the three and nine months ended September 30, 2011.  During the second half of 2010, we outsourced a majority of our restaurants at Primm, accounting for a majority of the decline in food and beverage revenue on a quarter over quarter and year over year basis.

Lodging revenues from our hotel operations accounted for approximately 7% of our total revenues for the three and nine months ended September 30, 2011 and 2010.  Lodging revenue is derived from rooms rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per occupied room per day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenue is recognized at the time the room is provided to the guest.

Other revenues are primarily derived from consulting, rental income from third-party leasing arrangements, entertainment, lottery and ATM revenues at our casino properties and produced approximately 4% of gross revenues for the three months and nine months ended September 30, 2011 and 2010.  Effective May 3, 2011, Affinity Gaming was engaged to provide consulting services to Hotspur Casinos, Nevada, Inc. (“Hotspur”) for the Rampart Casino at the J.W. Marriott Resort in Las Vegas which Hotspur will manage.  Under the terms of the consulting agreement, Affinity Gaming to date has received a monthly interim fee which is included in other income.

Costs and Expenses

Direct costs and expenses, including selling, general and administrative expenses for each of our operations are aggregated and included in Reportable Segment expenses discussed below.

Write downs, recoveries and reserves for the three and nine months ended September 30, 2011 includes $1.6 million in insurance proceeds collected during the quarter in settlement of litigation claims by the Predecessor.  We expect to record the net gain from insurance proceeds related to the closure of St Jo in the line item write downs, recoveries and reserves when proceeds have been received from our insurance carriers.

Corporate expenses represent unallocated payroll, professional fees and other expenses that are not directly attributable to our Reportable Segment operations.  Corporate expenses as a percentage of gross revenues are flat at 2% for each of the three and nine months ended September 30, 2011 and 2010.

Results of Operations by Reportable Segment

We review results of operations based upon Reportable Segments.  Reportable Segment EBITDA represents each property’s earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.

The following table presents financial information, by Reportable Segment, for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 Successor	2010 Predecessor	% Change	2011 Successor	2010 Predecessor	% Change
Gross Revenues
Southern Nevada	$67,026	$68,134	(1.6)%	$199,771	$197,630	(1.1)%
Northern Nevada	24,638	24,053	2.4%	69,918	69,349	0.8%
Midwest	25,996	37,263	(30.2)%	100,267	109,423	(8.4)%
Casino Total	117,660	129,450	(8.9)%	369,956	376,402	(1.7)%

Other	250	—	100%	417	174	139.7%
Total Gross Revenues	$117,910	$129,450	(8.9)%	$370,373	$376,576	(1.6)%

Segment EBITDA
Southern Nevada	$4,114	$3,906	5.3%	$16,774	$16,801	(0.2)%
Northern Nevada	4,252	3,809	11.6%	11,730	11,425	2.7%
Midwest	7,296	10,186	(28.4)%	27,617	30,268	(8.8)%
Casino Total	15,662	17,901	(12.5)%	56,121	58,494	(4.1)%

Write downs, recoveries and reserves	1,600	—		1,600	—
Corporate and Other	(2,979)	(3,113)	(4.3)%	(9,257)	(9,236)	0.2%
Total EBITDA	$14,283	$14,788	(3.4)%	$48,464	$49,258	(1.6)%

Southern Nevada

Southern Nevada casino operations include Terrible’s Las Vegas, the Henderson Casino and our three Primm Casinos. In addition to casino operations, our results from Primm include the operation of three gas station/convenience stores and a lottery outlet.  Southern Nevada casino operations accounted for approximately 57% of our gross revenues for the three months ended September 30,

2011 compared to 53% of gross revenues for the three months ended September 30, 2010 and approximately 54% of our gross revenues for the nine months ended September 30, 2011 compared to 52% of our gross revenues for the nine months ended September 30, 2011.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Total revenues for Southern Nevada decreased by $1.1 million or 1.6% for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010.  Fuel and retail revenues were up $2.5 million, or 15%, due to increases in the retail price of gasoline at the Primm Casinos.  Casino revenues declined $2.2 million, or 7% for the three months ended September 30, 2011 when compared to the same period in prior year.  The customer base of our Southern Nevada casinos consist primarily of value-oriented, drive-in tourists from the Southern California market and locals.  Casino revenues continue to be negatively impacted by a highly competitive promotional market and adverse economic conditions in our feeder markets and the locals market.  Hotel revenues for the three month periods ending September 30, 2011 and September 30, 2010 were comparable.  Food and beverage revenues declined $0.8 million or 11% for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 primarily due to the outsourcing of food outlets in the second half of 2010.  Other revenues declined $0.6 million or 14% during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The decline in other revenues is directly attributable to the conversion of golf operations at Primm to a third party operator which occurred in September 2011.

Despite revenue declines, Southern Nevada Segment EBITDA increased by $0.2 million, or 5% for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010.  Total promotional allowances in Southern Nevada declined $0.9 million or 10% for the quarter ended September 30, 2011 when compared to the quarter ended September 30, 2010.  Promotional allowance expense reductions offset the revenue declines and were primarily the result of rationalization of marketing and reinvestment expenses on the reduced amount spent per visitor.  We continue to refine our marketing strategies in response to the highly competitive promotional market in Southern Nevada.  Excluding fuel and retail operations, we also saw expense reductions in all other operating areas resulting in an overall positive EBITDA contribution of $0.1 million or 2.5% for the quarter ended September 30, 2011 when compared to the quarter ended September 30, 2010.  Fuel and retail expenses were up $2.5 million or 17% for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 as a direct result of the increased fuel revenue.  The EBITDA contribution from fuel and retail operations for the three months ended September 30, 2011 improved by $0.1 million or 2.5% when compared to the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Total revenues for Southern Nevada increased by $2.1 million or 1.1% for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.  Fuel and retail revenues were up $8.1 million, or 17.5%, primarily due to increases in the retail price of gasoline at the Primm Casinos.  Casino revenues declined $4.9 million, or 5% for the nine months ended September 30, 2011 when compared to the same period in prior year.  We continue to refine our marketing and reinvestment strategies in response to a highly competitive promotional market.  Hotel revenues improved by $1.2 million or 7% for the nine month period ending September 30, 2011 when compared to the nine month period ended September 30, 2010.  Improved occupancy levels were the primary driver of the hotel revenue increase.  Food and beverage revenues declined $2.0 million or 9% for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.  A majority of our food and beverage outlets were leased to third party operators during the second half of 2010 resulting in the revenue declines.  Other revenues declined $0.3 million or 3% during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The decline in other revenues is primarily related to the conversion of golf operations at Primm to a third party operator which occurred in September 2011.

EBITDA contribution from all Southern Nevada operations for the nine months ended September 30, 2011 was comparable to the nine months ended September 2010 at $16.9 million for each of the nine month periods.  EBITDA from casino operations declined $5.1 million or 13% for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. An intense promotional environment and continued economic weakness in the locals market and the feeder markets from which we draw our customer base continue to negatively impact casino results.  We continue to focus on repeat visitation and rationalization of promotional and reinvestment expenses in our casino operations.  The decrease in EBITDA contribution from casino operations was offset by improved contribution from lodging and other operating areas as well as general and administrative expense savings.  For the nine months ended September 30, 2011, EBITDA contribution from hotel operations improved $1.1 million or 29% when compared to the nine months ended September 30, 2011.  General and administrative expense savings were $3.5 million for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.  The EBITDA contribution from fuel and retail operations for the nine months ended September 30, 2011 improved by $0.5 million or 8% when compared to the nine months ended September 30, 2010.

Northern Nevada

Northern Nevada operations include the Sands, Rail City, Gold Ranch and Dayton Casino.  Northern Nevada casino operations accounted for approximately 21% of our gross revenues for the three months ended September 30, 2011 compared to 19 % of gross revenues for the three months ended September 30, 2010 and approximately 19% of gross revenues for the nine months ended September 30, 2011 compared to 18% of gross revenues for the nine months ended September 30, 2010.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Gross revenues for the region were up $0.5 million or 2.4 % in the three months ended September 30, 2011 when compared to the three months ended September 30 2010.  Revenues in the casino were up $0.1 million while revenues in lodging and food and beverage  were flat.  Revenues from fuel and retail operations were up $0.4 million or 10%.  The challenging economic environment and more intense competition for a reduced number of visitors, both from Native American gaming and within the Reno market, continue to be negative factors impacting business levels.  Successful targeted marketing campaigns mitigated revenue declines in the North overall during the quarter.

Northern Nevada Segment EBITDA increased $0.4 million or 11.6% for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010.  The increase was primarily driven by decreased promotional expenses resulting in an improved casino contribution.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Gross revenues for the region were up $0.6 million or 0.8 % in the nine months ended September 30, 2011 when compared to the nine months ended September 30 2010.  Revenues in the casino were up $0.5 million, food and beverage revenues were up $0.2 million and fuel and retail revenues were up $0.2 million while revenues in lodging were down $0.3 million due to a slight decrease in average daily rate at the Sands.  Implementation of loyalty offers improving repeat visitation were the primary drivers of the revenue increases seen in the casino division.

Northern Nevada Segment EBITDA increased $0.3 million or 2.7% for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.  The increase was primarily driven by decreased promotional expenses resulting in an improved casino contribution.  Decreased promotional expenses resulted in improved contributions from the casino division which were partially offset by declines in lodging and food and beverage contributions due to reduced visitor volume at the Sands.

Midwest

Midwest operations include St Jo in Missouri, Mark Twain in Missouri and the Lakeside Iowa in Osceola, Iowa.  Midwest casino operations accounted for approximately 22% of the Company’s gross revenues for the three month period ended September 30, 2011 compared to 29% of gross revenue for the three month period ended September 30 2010 and approximately 27% of gross revenue for the nine month period ended September 30, 2011 compared to 29% of gross revenue for the nine month period ended September 30, 2010.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

On June 27, 2011, the Company’s casino located in St. Joseph, Missouri was closed due to flooding of the Missouri River. The casino reopened on September 29, 2011.  We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and losses. Our insurance policies also provide coverage for interruption to our business, including lost profits (subject to a seven day deductible), and reimbursement for other expenses and costs we have incurred relating to the damages and losses suffered. We expect that business interruption insurance proceeds will exceed the costs incurred and that when we collect the proceeds, we will record a gain approximating the lost profit during the closure period.  There is no income statement impact related to the flood included in the results of operation for the nine months ended September 30, 2011.

Gross revenues for our Midwest casinos decreased $11.3 million, or 30.2%, for the three months ended September 30, 2011 compared to the three month period ended September 30, 2010, almost entirely related to the closure and lost revenue at St Jo.  Excluding the effect of the revenue impact due to the flood at St Jo, revenues for the region decreased $0.6 million for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010.  Revenues at Lakeside Iowa decreased $0.6 million while revenues at Mark Twain were comparable with the same period in prior year.

Segment EBITDA at the Midwest casinos for the three months ended September 30, 2011 decreased $2.9 million or 28.4% when compared to the three months ended September 30, 2010.  The variance was entirely due to the closure of St Jo.  We expect business interruption proceeds to make up for most of the lost profit at St Jo during the closure period and will record a gain when we receive the insurance proceeds.  Excluding the effects of St Jo’s closure, Segment EBITDA at the Midwest casinos for the three month period ended September 30, 2011 was comparable to the three month period ended September 30, 2010.  Despite revenue declines at Lakeside, Segment EBITDA was comparable to the same period in prior year due to continued management of promotional and marketing spend per visitor.

Nine  months ended September 30, 2011 compared to nine months ended September 30, 2010

Gross revenues for our Midwest casinos decreased $9.4 million, or 8.5%, for the nine months ended September 30, 2011 compared to the nine month period ended September 30, 2010.   Excluding the effect of the St Jo closure, revenues would have increased $1.5 million or 1.3% for the nine month period ended September 30, 2011 when compared to the nine month period ended September 30, 2010.  Revenues at St Jo prior to the flood were up $0.5 million year over year while revenues at Mark Twain are up $0.3 million and revenues at Lakeside are up $0.7 million.

Segment EBITDA at the Midwest casinos for the nine months ended September 30, 2011 were down $2.7 million or 8.8% when compared to the nine month period ended September 30, 2010.  The variance was primarily due to the closure of St Jo. We expect business interruption proceeds to make up for lost profit at St Jo during the closure period.  Excluding the effects of St Jo’s closure, Segment EBITDA at the Midwest casinos would have been up $0.9 million for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.  Continued effective expense management at the properties were the primary drivers of increased EBITDA contributions.

Discontinued Operations

Results for each of the properties being sold related to the JETT Agreement and the Golden Agreements have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.  Summary operating results for the discontinued operations are as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor 2011	Predecessor 2010	% Change	Successor 2011	Predecessor 2010	% Change
Net revenues, discontinued operations	47,514	48,074	(1.2)%	150,333	154,758	(2.9)%
Segment EBITDA, discontinued operations	1,702	2,015	(15.5)%	9,680	9,495	1.9%
Operating income (loss), discontinued operations	$(1,276)	$(1,412)	(9.6)%	$2,238	$(1,157)	(293.4)%

In September 2011, the Company entered into an Asset Purchase and Sale Agreement with JETT, pursuant to which, the Company agreed to sell the assets of its Terrible’s Searchlight Casino, in Searchlight, Nevada and its Terrible Herbst convenience store slot machine route operations to JETT. The Company also agreed to terminate certain agreements with parties affiliated with both JETT and the former owners of the Company’s predecessor, Herbst Gaming, Inc.  In consideration for the Searchlight Casino and the Herbst Slot Route, JETT agreed to (i) assume certain liabilities related to the Searchlight Casino and the Herbst Slot Route, (ii) pay an amount in cash for certain equipment used in the Herbst Slot Route, and (iii) enter into an agreement not to compete with the Company’s other slot route operations and not to solicit any Company employee who is engaged in the operation of the Company’s other businesses for a period of time.The closing of the transactions contemplated by the JETT Agreement is conditioned upon the approval of applicable gaming authorities, the consent of the Company’s lenders, and other customary conditions.  The closing is expected to occur in the first half of 2012.  The Company obtained the consent of its lenders to enter into the transactions and plans to repay $5 million in long-term debt in connection with the closing of the transaction.

In September 2011, the Company entered into an Asset and Equity Purchase Agreement with Golden Gaming, pursuant to which  the Company agreed to sell the assets of its Terrible’s Town Casino and its Terrible’s Lakeside Casino & RV Park, both located in Pahrump, Nevada and its slot route operations (other than the Herbst Slot Route) to Golden Gaming, who will also assume certain liabilities related to the Pahrump Casinos and Slot Route. The Slot Route assets purchased by Golden Gaming will include $23,750,000 in cash.

Pursuant to the Black Hawk Agreement, upon the terms and subject to the conditions thereof, the Company agreed to purchase the assets and assume certain liabilities of Golden Gaming’s Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, each located in Black Hawk, Colorado.

The closing of the transactions contemplated by each of the Golden Agreements is conditioned upon the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the approval of applicable gaming authorities, the consent of the parties’ respective lenders, the concurrent closing of the transactions under both Golden Agreements, and other customary conditions. The closing is expected to occur in the second or third quarter of 2012. As noted, the Company has already obtained the consent of its lenders.  In the event Golden Gaming fails to deliver the consent of its lenders to the transactions (or a commitment to refinance its existing debt), either party will have the right to terminate the Golden Agreements.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $28.6 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $43.0 million for the nine months ended September 30, 2010, a decrease of $14.4 million.  Operating cash flows were lower primarily in connection with the decrease in net income including income tax expense recorded related to the Company’s conversion to a C-corporation for federal income tax, offset by approximately $6.0 million in reorganization expenses paid during 2010.

Cash Flows from Investing Activities

Net cash used in investing activities was $14.2 million for the nine months ended September 30, 2011 compared to $26.6 million for the nine months ended September 30, 2010.  Net cash used in investing activities is primarily comprised of $15.9 million in capital expenditures for the nine months ended September 30, 2011 offset by $1.5 million in insurance proceeds.  Our primary capital expenditures during the nine months ended September 30, 2011 included slot machine purchases of $6.6 million, property-level maintenance costs of $6.2 million and $3.1 million of project-related costs primarily associated with refurbishments at the Primm properties.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.2 million for the nine months ended September 30, 2011 compared to $29.7 million for the nine months ended September 30, 2010.  Cash flow from financing activities primarily consisted of loan origination fees and repayment of long term debt with insurance proceeds for the nine months ended September 30, 2011 and reorganization expenses for the nine months ended September 30, 2010.

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

Recently Issued Accounting Pronouncements

Accounting Standards Update 2011-08 Intangibles, Goodwill and Other (“Update 2011-08”) In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08 Intangible, Goodwill and Other, which is an amendment to Topic 350 of the Accounting Standards Codification (“Topic ASC 350”).

The objective of Update 2011-08 is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic ASC 350. Previous guidance under Topic ASC 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in Update 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The amendment will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012, although early adoption is permitted. Update 2011-08 will not have a material impact on the computation of the impairment of goodwill or other intangibles.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. We do not have any cash or cash equivalents as of September 30, 2011 that are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Credit Agreement. The interest on the term loan under the Credit Agreement is based on the rate of, at the Company’s election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor of 3% and 4% respectively. At September 30, 2011, the principal amount of the related borrowings under the Credit Agreement was $348.4 million, all of which was subject to variable interest rates. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $3.4 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $348.8 million as of September 30, 2011.

ITEM 4.          CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          [REMOVED AND RESERVED.]

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS

(a)               Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Asset and Equity Purchase Agreement, dated September 20, 2011, by and between Affinity Gaming, LLC and Golden Gaming, Inc.
2.2	Asset Purchase Agreement, dated as of September 20, 2011, by and between Affinity Gaming, LLC and Golden Mardi Gras, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

AFFINITY GAMING, LLC

Dated: November 14, 2011	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated: November 14, 2011	By:	/s/ John Christopher Krabiel
Name: John Christopher Krabiel
Title: Chief Financial Officer and Treasurer