Form 10-K
period 2011-12-31
Affinity Gaming, LLC
filed 2012-03-30
CIK 1499268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54085

AFFINITY GAMING, LLC
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	02-0815199 (I.R.S. Employer Identification Number)
3440 West Russell Road, Las Vegas, NV (Address of principal executive offices)	89118 (Zip Code)

(702) 889-7600
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant was $0. There currently is no established public trading market for our membership interests.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         The number of the Registrant's common units outstanding was 20,226,833 as of March 30, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects", "projects," "may," "will" or "should" or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash and (ii) the effects to our business as a result of our Predecessor's reorganization proceedings under title 11 of the United States Code (the "Bankruptcy Code"), 11 U.S.C. §§ 101, et seq., as amended ("Chapter 11"), in the United States Bankruptcy Court for the District of Nevada, Northern Division.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines at our casino properties; (v) our continued viability, our operations and results of operations; or (vi) expectations related to integration of newly acquired casino properties. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

  •
  flooding and other natural disasters may adversely affect our business;

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

  •
  changes to applicable gaming and tax laws could have a material adverse effect on our financial condition; and

  •
  other factors that are described in "Risk Factors."

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

PART I

ITEM 1.    BUSINESS.

Overview

        Affinity Gaming, LLC (and together with its subsidiaries, the "Company," "Successor," "we" or "us") was organized in the State of Nevada on March 29, 2010 as Herbst Gaming, LLC. The Company changed its name to Affinity Gaming, LLC, effective May 20, 2011, to reflect its new beginning, new Board of Directors and new management team. We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. ("HGI" and, together with its subsidiaries, the "Predecessor") pursuant to Predecessor's plan of reorganization under Chapter 11 of Title 11 of the United States Code. Predecessor's bankruptcies were jointly administered under the lead case In re: Zante, Inc., Case No. BK-N-09-50746-GWZ in the United States Bankruptcy Court for the District of Nevada, Northern Division (the "Bankruptcy Court").

        The reorganization of Predecessor was substantially consummated on December 31, 2010 (the "Emergence Date"), wherein we acquired all of Predecessor's assets in consideration for the issuance of our membership interests and senior secured loans. See Note 2—Fresh Start Accounting for a further description of the reorganization of Predecessor.

        We are a diversified, multi-jurisdictional casino operator with wholly-owned casino operations in Nevada, Missouri and Iowa. In February 2012, we completed the planned sale of certain assets and liabilities related to our slot route operation and our casinos in Pahrump and Searchlight, Nevada. Assets and liabilities related to these operations have been classified as assets/liabilities held for sale in our consolidated balance sheets and their results of operations have been included in discontinued operations.

        As of December 31, 2011, we operated 15 wholly-owned casinos, 12 of which are located in Nevada. Five of these casinos focus on local gaming patrons in Southern Nevada, and include the ownership and operation of Terrible's Hotel & Casino in Las Vegas, Nevada ("Terrible's Las Vegas") and four other small casinos in Southern Nevada: Town Casino in Pahrump, Nevada ("Town Casino"), Lakeside Casino & RV Park in Pahrump, Nevada ("Lakeside Pahrump"), Henderson Casino & Bowl in Henderson, Nevada ("Henderson Casino"), and Searchlight Casino in Searchlight, Nevada ("Searchlight"). We also operate the following four casinos in Northern Nevada:

  •
  Sands Regency Casino Hotel in downtown Reno, Nevada ("Sands");

  •
  Rail City Casino in Sparks, Nevada ("Rail City");

  •
  Gold Ranch Casino & RV Resort in Verdi, Nevada ("Gold Ranch"); and

  •
  Dayton Depot Casino in Dayton, Nevada ("Dayton Casino").

        In addition, we operate the following three casinos in Primm, Nevada:

  •
  Primm Valley Resort and Casino ("Primm Valley");

  •
  Buffalo Bill's Resort and Casino ("Buffalo Bill's"); and

  •
  Whiskey Pete's Hotel & Casino ("Whiskey Pete's").

        As of December 31, 2011, the casinos in Nevada contained an aggregate of approximately 5,940 slot machines and 96 table games.

        Our casino operations outside of Nevada consist of St Jo Frontier Casino in St. Joseph, Missouri ("St Jo"), Mark Twain Casino in LaGrange, Missouri ("Mark Twain") and Lakeside Casino Resort in Osceola, Iowa ("Lakeside Iowa"). As of December 31, 2011, these three Casinos contained an aggregate of approximately 2,229 slot machines and 38 table games. Additionally, on February 29, 2012, we acquired three casinos in Black Hawk, Colorado from Golden Gaming, LLC, the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino. See Recent Developments below for further detail regarding the acquisition.

        Our slot route operations involved the exclusive installation and operation of a limited number of slot machines in certain strategic, high-traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants. As of December 31, 2011, we had approximately 6,000 slot machines on our slot route. The slot route operation was sold in February 2012. See Recent Developments below for further detail regarding the disposition.

        We also provide consulting services to Hotspur Casinos, Nevada, Inc. ("Hotspur") for the Rampart Casino at the J.W. Marriott Resort in Las Vegas which Hotspur will manage. Under the terms of the consulting agreement, we receive a fixed monthly fee.

        Our principal executive offices are located at 3440 West Russell Road, Las Vegas, Nevada 89118 and our telephone number is (702) 889-7600.

Recent Developments

        On February 27, 2012, the Company sold its casino in Searchlight, Nevada, and the portion of its slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC, a Las Vegas-based slot route operator. On February 29, 2012, the Company sold the remainder of its slot route operations, as well as its two Pahrump, Nevada casinos, to Golden Gaming, LLC (formerly known as Golden Gaming, Inc)., a Las Vegas-based casino, tavern and slot route operator. In addition, as part of the transaction with Golden Gaming, the Company acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado (the "Black Hawk Casinos")—and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012. Pending licensure, we receive fixed monthly rental payments under the lease.

        The Company focuses on operation of locals-oriented casinos catering to customers in drive-in markets. Divesting of the slot route operation and smaller Nevada casinos while acquiring the Black Hawk Colorado casinos is consistent with and critical to the Company's long-term strategic vision.

Emergence from Chapter 11 Reorganization

        On March 22, 2009, Predecessor filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the Bankruptcy Code in order to preserve its assets and the value of its estates.

        From March 22, 2009 through February 5, 2010, Predecessor operated the business and managed the properties as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

        Prior to March 22, 2009, HGI and certain of the lenders (the "Consenting Lenders") under its $860.0 million senior credit facility (the "HGI Credit Facility") entered into a lockup agreement (as amended and restated on June 29, 2009, the "Lockup Agreement"), which set forth the material terms of Predecessor's restructuring. In exchange for Predecessor agreeing to meet certain timing milestones and to file a plan of reorganization and supporting disclosure statement satisfactory to Consenting Lenders holding at least two-thirds the amount of the HGI Credit Facility claims held by all of the Consenting Lenders, the Consenting Lenders agreed to vote in support of a plan of reorganization with the terms and conditions described therein during the bankruptcy balloting process. On July 22, 2009, Predecessor filed with the Bankruptcy Court an amended joint plan of reorganization. On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors' First Amended Joint Plan of Reorganization (the "Order"), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors' First Amended Joint Plan of Reorganization (the "Findings of Fact") entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the "Bankruptcy Plan"). The Bankruptcy Plan became effective on February 5, 2010, but was not fully implemented until December 31, 2010, after applicable regulatory approvals were obtained (the "Emergence Date").

        On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of senior secured loans (the "Senior Secured Loans") and the issuance to Predecessor of all of our membership interests (the "Common Units"), (ii) the Senior Secured Loans and Common Units were distributed by Predecessor to the lenders ("Lenders") under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor's approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes (the "8.125% Notes") and $170.0 million of outstanding principal amount of 7% senior subordinated notes (the "7% Notes") were terminated, and (iv) 100% of the existing equity in Predecessor was cancelled (clauses (i) through (iv) referred to herein as the "Restructuring Transactions"). From and after the transfer of Predecessor's assets to us, all of Predecessor's subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which have been dissolved) were wholly-owned by us.

Fresh Start Accounting

        As required by accounting principles generally accepted in the United States ("GAAP"), we adopted fresh start accounting effective December 31, 2010 following the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("FASB ASC 852"). The financial statements for the periods ended prior to December 31, 2010 do not include all of the effects of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Note 2 to our consolidated financial statements for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position.

Management Changes and Operational Changes

        Affinity Gaming emerged from bankruptcy with improved liquidity and capital levels. In accordance with accounting standards for companies that have emerged from bankruptcy, our post emergence balance sheet reflects our assets and liabilities at fair value, and a new equity value was established. All common stock and preferred stock of Herbst Gaming Inc. were cancelled and we issued 20,000,001 Common Units to Predecessor, who distributed the Common Units to the lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan.

        As a result of the reorganization, our business, financial condition and operating strategy changed significantly. We have an experienced new senior management team, including a new Board of Directors, Chief Executive Officer, Chief Financial Officer and Treasurer, and General Counsel and Secretary. We have continued to concentrate on EBITDA (as defined in the Credit Agreement defined below) stability in each of the regions we operate with the new executive team. In addition to the regions that we currently operate in, the acquisition of the three casinos in Black Hawk, Colorado allows us to further expand our geographic footprint.

        On January 7, 2011, we appointed David D. Ross, 47, as Chief Executive Officer. Prior to his appointment as our Chief Executive Officer, Mr. Ross served as the Chief Operating Officer/Gaming and as a member of the Office of the Chief Executive Officer for Predecessor. Prior to joining Predecessor, Mr. Ross spent 25 years with Coast Casinos, a division of Boyd Gaming Corp., serving in a variety of management positions. Most recently he served as Coast Casinos' Chief Operating Officer from 2004-2008.

        On January 7, 2011, we appointed Ferenc Szony, 56, as President. Mr. Szony previously served as President of Predecessor and his employment contract was assumed by us in connection with the Restructuring Transactions. Prior to joining Predecessor, Mr. Szony served as President and Chief Executive Officer of the Sands Regency Casino Hotel from 1997 until its acquisition by Predecessor in January 2007. Effective January 1, 2012, Mr. Szony was appointed Chief Operating Officer, and no longer holds the title of President.

        On February 4, 2011, we appointed Marc H. Rubinstein, 50, as Senior Vice President, General Counsel and Secretary. Prior to his appointment as Senior Vice President, General Counsel and Secretary, and since July 2008, Mr. Rubinstein served as Senior Vice President, Law and Administration, and Secretary for Tropicana Entertainment Inc.

        On May 3, 2011, we appointed John Christopher Krabiel, 48, as Chief Financial Officer and Treasurer. Prior to his appointment as Chief Financial Officer and Treasurer, and from August 2004 until his hiring by the Company in January 2011 as Vice President of Operations, Mr. Krabiel served in varying roles at Boyd Gaming Corp. ending with Vice President of Operational Finance.

Credit Facility

        On December 31, 2010, we entered into a credit agreement with Wilmington Trust Company, as administrative agent, and the lender parties from time to time thereto (the "Credit Agreement"). The Credit Agreement (i) provides for $350.0 million principal amount of Senior Secured Loans, (ii) is secured by substantially all of our assets and the assets of our existing or subsequently acquired direct or indirect subsidiaries, other than such assets that may not be pledged pursuant to applicable gaming laws, and (iii) is guaranteed by each such subsidiary. The Senior Secured Loans bear interest at the rate of, at our election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor of 3% and 4%, respectively. The principal amount of the Senior Secured Loans is payable on the maturity date, which shall be the earlier of December 31, 2015 or the acceleration of the Senior Secured Loans in accordance with the terms of the Credit Agreement.

Description of Business

        Our business focuses on attracting and fostering repeat business from local gaming patrons. Local patrons are typically sophisticated gaming customers who seek the latest slot machines and a pleasant atmosphere in locations convenient to their homes and businesses.

Casino Operations

        Our casino operations in fiscal 2011 consisted of 12 casinos in Nevada, two casinos in Missouri and one casino in Iowa. All of our casino properties focus on local customers, with an emphasis on slot machine play. The following table summarizes our casino assets as of December 31, 2011:

			Number of
Property	Location	Built or Remodeled	Gaming Square Feet	Slot Machines	Table Games	Hotel Rooms	RV Spaces	Additional Gaming Information
Southern Nevada:
Terrible's Hotel & Casino	Las Vegas	2006	28,000	950	10	329	—	Race and sports book; bingo
Henderson Casino	Henderson	1993	5,000	95	—	—	—	—
Primm Valley	Primm, NV	1990	38,000	845	25	625	—	Race and sports book; poker
Buffalo Bill's	Primm, NV	1994	62,000	929	33	1243	—	Race and sports book; poker
Whiskey Pete's	Primm, NV	1977	36,000	625	8	779	—	Sports book

Total Southern Nevada			169,000	3,444	76	2,976	—

Northern Nevada:
Sands Regency Casino Hotel	Reno	1992	26,000	548	8	833	—	Sports book; bingo; poker
Rail City Casino	Sparks	2007	24,000	885	6	—	—	Sports book/keno
Gold Ranch Casino & RV Resort	Verdi	1993	8,000	240	—	—	105	Sports book; California lottery station
Dayton Depot Casino	Dayton	1993	14,000	219	—	—	—	Sports book

Total Northern Nevada			72,000	1,892	14	833	105

Discontinued Operations:
Searchlight Casino	Searchlight	2002	4,000	75	—	—	—	—
Town Casino	Pahrump	1996	14,000	343	6	—	—	Race and sports book; bingo
Lakeside Pahrump	Pahrump	1999	10,000	186	—	—	159	Race and sports book

Total Discontinued Operations			28,000	605	6	—	159

Total Nevada			269,000	5,940	96	3,809	264

Midwest:
St Jo Frontier Casino	St. Joseph, MO	2005	13,000	568	11	—	—
Mark Twain Casino	LaGrange, MO	2001	13,000	654	13	—	—
Lakeside Casino Resort	Osceola, IA	2005	27,000	1,007	14	60	47

Total Midwest			53,000	2,229	38	60	47

Total Casino Operations			322,000	8,169	134	3,869	311

Southern Nevada Casinos

  Terrible's Hotel & Casino

        Terrible's Hotel & Casino in Las Vegas, Nevada has approximately 28,000 square feet of gaming space with approximately 950 slot machines, 10 table games, a race and sports book, a 196-seat bingo facility, a buffet and a 24-hour café. There are currently 329 hotel rooms with standard amenities. Terrible's Las Vegas is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Las Vegas Strip. Terrible's Las Vegas' favorable location has made it popular with Las Vegas Strip casino employees. Although not a tourist destination due to the limited number of rooms, the property receives a certain amount of tourist traffic through the casino due to its location near the airport, the Las Vegas Strip and the Las Vegas Convention Center.

  Henderson Casino

        The Henderson Casino is located in Henderson, Nevada, a suburb southeast of Las Vegas. The property has approximately 5,000 square feet of gaming space with approximately 95 slot machines, a 16-lane bowling alley and a 24-hour café.

  Primm Casinos

        We own the business and lease the real property on which Primm Valley Resort and Casino, Buffalo Bill's Resort and Casino and Whiskey Pete's Hotel & Casino are located in Primm, Nevada. The Primm Casinos collectively own and manage three gas station/convenience stores, a Starbucks Coffee outlet and one California Lottery lotto store. Two 18-hole Tom Fazio golf courses with a full-service restaurant and club house, leased and managed by a third-party, are also located adjacent to our properties in Primm.

  Primm Valley Resort and Casino

        Primm Valley offers approximately 845 slot machines, 25 table games, and a race and sports book operated by a third party. Additionally Primm Valley has a 625 room hotel and 21,000 square feet of convention space. Primm Valley has a full service coffee shop operated by a third party, a buffet and the GP Steakhouse. The resort has a swimming pool, and a full service spa. Primm Valley is connected to the "Fashion Outlets of Las Vegas," a retail complex owned by a third party that houses over 100 designer outlet stores, including a Neiman Marcus "Last Call," a Williams Sonoma Outlet store, and Coach, Tommy Bahama, Banana Republic and Versace factory outlet stores.

  Buffalo Bill's Resort and Casino

        Buffalo Bill's offers approximately 929 slot machines, 33 table games, and a race and sports book operated by a third party. In addition to a 1,243 room hotel, Buffalo Bill's has a Denny's operated by a third party, a buffet and a Mexican restaurant. The western themed property also has extensive entertainment amenities including the 6,800 seat "Star of the Desert" arena that hosts headline entertainers throughout the year. Buffalo Bill's has a roller coaster as well as water park log rides, a movie theater, and a midway-style arcade.

  Whiskey Pete's Hotel & Casino

        Whiskey Pete's offers approximately 625 slot machines and eight table games, a sports book operated by a third party, and two full service bars. Additionally Whiskey Pete's has a 779 room hotel, a full service coffee shop operated by a third party, a weekend buffet, a McDonald's restaurant, an 8,000 square feet special events and concert venue with 700 seats, and a swimming pool.

Northern Nevada Casinos

  Sands Regency Casino Hotel

        Sands Regency Casino Hotel in Downtown Reno, Nevada has approximately 26,000 square feet of gaming space, including approximately 548 slot machines and eight table games, bingo, live poker and a sports book operated by an independent third party. Additionally, the Sands has 833 hotel rooms and a spa. Dining options at the Sands include Cabana Café, a coffee house/deli-style restaurant, a buffet and Copa Bar and Grill. The property also has a Mel's, the original, diner style restaurant, and an Arby's restaurant, both of which are operated by third parties. The facility also includes approximately 12,000 square feet of convention and meeting space. Third parties lease space from the Sands and operate a wedding chapel, a bicycle and ski rental shop and a beauty shop.

  Rail City Casino

        The Rail City Casino in Sparks, Nevada has approximately 24,000 square feet of gaming space housing approximately 885 slots, six table games, including keno, a sports book operated by a third party, a 24-hour family-style restaurant and an ale house and brew pub.

  Gold Ranch Casino & RV Resort

        The Gold Ranch Casino and RV Resort in Verdi, Nevada offers approximately 240 slot machines in an 8,000 square foot casino, a sports book operated by a third party, a family-style restaurant, a Jack-in-the-Box restaurant leased to and operated by a third-party, a bar, a 105-space RV park, a California lottery store, a gas station and a convenience store.

  Dayton Depot Casino

        The Dayton Depot Casino is located in Dayton, Nevada. The Dayton Casino has approximately 14,000 square feet of casino space, a family-style restaurant, 219 slot machines and a sports book operated by a third party.

Midwest Casinos

  Missouri

      St Jo Frontier Casino

        St Jo, a riverboat casino located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, offers approximately 568 slot machines and 11 table games. St Jo also offers a bar, a coffee shop style restaurant, a buffet, and over 2,400 total square feet of modular conference and meeting space. The casino and its amenities have a locally popular western theme that plays off St. Joseph's heritage as the founding location and headquarters of the Pony Express. St Jo owns 40 acres of land, 32 acres of which are undeveloped.

      Mark Twain Casino

        Mark Twain, a riverboat casino located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, offers approximately 654 slot machines and 13 table games. Mark Twain also offers a coffee shop style restaurant/bar and an additional bar in the casino. The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

  Iowa

      Lakeside Casino Resort

        Lakeside Iowa, a riverboat casino located on West Lake in Osceola, Iowa, 40 miles west of Des Moines, offers approximately 1,007 slot machines and 14 table games. Lakeside Iowa also offers a 60-room, all-suite hotel, 10,000 square feet of modular conference and meeting facilities that may also be used for concerts, a fitness center, an outdoor pool and a gift shop. In addition, Lakeside Iowa offers a coffee shop style restaurant/buffet and lounge located in the main lobby, two bars located in the casino, a convenience store and a Pilot/Flying J branded truck stop and gas station that are located adjacent to the casino and 47 RV spaces with utility hookups. Lakeside Iowa owns 121 acres of land, 88 acres of which are undeveloped. Lakeside's amenities will soon include an additional 90-room all-suite hotel expansion, which is currently under construction and expected to open mid 2012.

Black Hawk Casinos

        On February 29, 2012, the Company acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado—and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012.

        The Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino are located in close proximity to one another along a half-mile strip of casino and casino hotel properties in Black Hawk. The properties occupy 1.5 total acres and are adjacent to 1.9 acres of land on which a parking structure and surface parking lot are located. They also collectively feature 26,356 square feet of gaming space, 1,066 slot machines, 43 table games (including 16 live poker games), four restaurants, three bars and a parking garage with 750 spaces.

Discontinued Operations

  Slot Route Operations

        Our slot route operations involved the exclusive installation and operation of slot machines in chain store and street account locations. At December 31, 2011, we operated approximately 6,000 slot machines throughout Nevada. We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, each with more than five locations. Our chain store contracts were primarily with large, national retailers such as Albertsons, Vons, Safeway, CVS and Smith's, as well as Terrible Herbst gas stations and convenience stores. Street accounts include local bars, restaurants and non-chain convenience stores. Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, convenience stores, grocery stores and drug stores. Most locations are limited to offering no more than 15 slot machines.

        We generally entered into two types of slot route contracts: space lease arrangements and revenue-sharing arrangements. Under space lease arrangements, which we principally entered into with chain stores, we paid a fixed monthly fee for each location in which we placed slot machines and we kept the revenues generated by the slot machines. Under revenue-sharing arrangements, which we typically entered into with street accounts, we paid the location owner a percentage of the revenues generated by our slot machines located at that particular street account. In order to enter into a revenue-sharing arrangement, the location owner had to hold a gaming license. Both space lease and revenue-sharing arrangements typically involved long-term contracts that provided us with the exclusive right to install our slot machines at particular locations. In the case of chain stores, our contracts also gave us the exclusive right to install slot machines at stores opened in the future.

  Terrible's Town Casino

        Terrible's Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, has approximately 14,000 square feet of gaming space with approximately 343 slot machines, six table games, a race and sports book, a 120-seat bingo facility and a restaurant with a buffet.

  Terrible's Lakeside Casino & RV Park

        Terrible's Lakeside Casino & RV Park is located in Pahrump, Nevada and has approximately 10,000 square feet of gaming space with 186 slot machines, a race and sports book, 159 RV spaces and a restaurant with buffet.

  Terrible's Searchlight Casino

        Terrible's Searchlight Casino is located in Searchlight, Nevada which is approximately 50 miles from Las Vegas, and has approximately 4,000 square feet of gaming space with approximately 75 slot machines, a full-service truck stop and a 24-hour café.

Sales and Marketing

  Nevada Market

        Because we believe that a vast majority of our patrons at our casinos in Southern Nevada are local residents, our marketing efforts are primarily focused on the local populations of Clark County and Nye County, Nevada. Our marketing efforts seek to capitalize on repeat visitation from loyalty programs. We have a state-of-the-art player's club loyalty program, "the one card," that combines the loyalty programs at all of our Nevada casinos. Under the one card program, club customers are rewarded with points for playing at all of our casino locations in Nevada; club reward points may be redeemed for free play or cash as well as free or discounted rooms, food or other goods or services provided at any such location. These marketing efforts seek to capitalize on the strong recognition and high level of quality and value associated with our properties. We believe that the majority of our properties operate under strongly recognized local trade names, although the Terrible Herbst brand is still used in some casino operations. We have licensed the Terrible Herbst trade name from Terrible Herbst, Inc., a related party of Predecessor, through June 2013. Subject to mutual consent as to the amount of the license fee and continued use, we may extend the term of the license agreement. However, there can be no assurance as to whether or when we will be able to renew the license agreement.

        The customer base of the Northern Nevada casinos ranges from locals living in Northern Nevada, in the case of Rail City, to customers from Western Canada, the Pacific Northwest and Northern California, in the case of the Sands. The marketing efforts of the Northern Nevada casinos are primarily focused on attracting locals and value-minded out-of-market visitors through aggressive promotions and customer loyalty programs. A substantial portion of the Sands' business, particularly its hotel customer base, is arranged through travel groups, both air and motor coach wholesalers, which offer economy rates, and are primarily from Western Canada, the Pacific Northwest and Northern California.

        Gold Ranch's guests include both tourists and local residents. Gold Ranch attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV Park, casino and restaurant cross-promotions. Gold Ranch attempts to attract as much traffic as possible off Interstate 80, the major Northern Nevada/California thoroughfare.

        The customer base of the Primm Casinos consists of value-oriented tourists from Southern California primarily from San Bernardino, Victorville and Barstow. The marketing efforts of the Primm Casinos are primarily focused on attracting value-minded, out-of-market visitors through aggressive promotions and special events. While continuing our focus on out-of-market visitors, we have been expanding the marketing programs of the Primm casinos to include the Southern Nevada locals market. Our promotional efforts leverage the amenities that the Primm Casinos offer including the golf course, adjacent outlet mall and entertainment events to attract visitors from the Las Vegas locals market and tourists from Southern California.

  Midwest Market

        Each of Lakeside Iowa, Mark Twain and St Jo has a highly recognizable brand name within its respective community. In addition, each of Lakeside Iowa, Mark Twain and St Jo operates a slot player's club loyalty program that rewards customers with points for every wager. Points are redeemable for free play or cash (in the Missouri casinos), as well as food, valet or retail items. Each of the three casinos also hosts blackjack and slot tournaments as well as other special events on the casino premises that seek to recognize and cultivate repeat visits by local casino patrons.

Business Strategy

        Our business strategy for casino operations focus on the value-oriented, high repeat visitation from both local and drive-in tourist gaming markets. With respect to local gaming markets, these consumers represent high potential repeat business, and generating customer satisfaction and loyalty is a critical component of our strategy. Local patrons are typically sophisticated gaming customers who seek convenient locations, a variety of slot machines and a pleasant atmosphere.

        On February 27, 2012, we sold our casino in Searchlight, Nevada, and the portion of our slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC, a Las Vegas-based slot route operator. On February 29, 2012, the we sold the remainder of our slot route operations, as well as its two Pahrump, Nevada casinos, to Golden Gaming, Inc., a Las Vegas-based casino, tavern and slot route operator. In addition, as part of the transaction with Golden Gaming, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado—and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012.

        The Company focuses on operation of locals oriented casinos catering to customers in drive-in markets. Divesting of the slot route operation and smaller Nevada casinos while acquiring the Black Hawk Colorado casinos are consistent with and critical to the Company's long-term strategic vision.

        We anticipate that our growth will come from diversification and expansion of our existing properties and through strategic acquisitions. In addition to evaluating strategic acquisition opportunities, we continuously review the operating performance of each of our existing properties and the feasibility of enhancing their performance through targeted capital expenditure and expense savings programs. In doing so, we assess the anticipated relative costs and benefits of the projects under consideration, the availability of cash flows and debt financing to fund capital expenditures, and competitive and other relevant factors.

        Our operating strategy is to offer high quality gaming, hotel and dining experiences at affordable prices. Our primary target market consists of value-oriented, local, middle-market gaming patrons who gamble frequently. We believe that we attract our targeted customers and that they return to our casinos because of our high value orientation, as well as convenient locations, great food, ample parking and the latest slot machines. Because locals demand variety and quality in their slot and video poker machine play, our casino properties offer the latest in slot and video poker technology. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty. Most of our business is generated from drive-in tourists. As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere. We recognize that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of our employees.

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

        On December 31, 2010, in connection with the Restructuring Transactions, we acquired all of the trademark rights owned by Predecessor. This included trademarks licensed to Predecessor pursuant to a Trademark License Agreement (the "Trademark License") between Predecessor and Terrible Herbst, Inc., dated August 24, 2001, for the trademarks "Terrible Herbst"; "Terrible's"; and the "bad guy logo." This license is for exclusive use of the marks in the states of Nevada, Missouri and Iowa in the gaming and casino industry. We have licensed the Terrible Herbst trade name from Terrible Herbst, Inc., a related party of Predecessor, through June 2013. Subject to mutual consent as to the amount of the license fee and continued use, we may extend the term of the license agreement. However, there can be no assurance as to whether or when we will be able to renew the license agreement. Additionally, we were assigned trademark rights formerly owned by Predecessor for the following trademarks and the respective design logos: "Buffalo Bill's Resort & Casino"; "Desperado"; "Pioneer Pete's"; "Primm Center"; "Primm Rewards Players Club"; "Primm Valley Casino Resorts"; "Primm Valley Lotto Store"; "Primm Valley Resort"; "Primm Valley Resort & Casino"; "Star of the Desert Area"; "Whiskey Pete's"; "Whiskey Pete's Hotel Casino"; "Rail City"; and "Rail City Ale House." Since the Emergence Date, we have applied for federal registrations for the trademarks, "Affinity Gaming" and "A-Play" and recently acquired all of the trademark rights owned by Golden Gaming, LLC for the three casinos we acquired from it in Black Hawk, Colorado.

        We consider all of these marks, and the associated name recognition, to be valuable to our business, and we are not aware of any third party claims against the use or registration of our trademarks at this time.

        E-T-T, Inc. ("E-T-T"), a subsidiary of Predecessor which converted to E-T-T, LLC as part of the Restructuring Transactions, is the owner of technology and pending patents for a casino player payment system. These inventions are referred to as the "Secure Safe System" and "Safe Patents." In connection with the sale of the slot route, the Secure Safe System and Safe Patents were sold to Golden Gaming.

Competition

Nevada Market

        With respect to our casino operations in Las Vegas, Terrible's Las Vegas competes for local gaming customers with other locals-oriented casino-hotels in Las Vegas. We do not believe that we are in direct competition with many of the resort-casino properties on the Las Vegas Strip, which focus primarily on attracting tourist players. Instead, we believe that our principal competitors in our casino operations are other local casinos located near our properties. We compete with other local casinos on the basis of the desirability of location, payout rates, personalized approach, casino promotions, comfort and value of restaurants and hotel rooms and the variety and value of entertainment. The construction of new casinos or the expansion of existing casinos near our casinos could have a negative impact on our casino operations.

        Competition among casinos in the markets in which the Northern Nevada casinos are located, particularly the Reno/Sparks market, is intense. The expansion and maturation of Native American gaming in Northern California, the Pacific Northwest, and British Columbia has had an adverse impact on total gaming revenues of the greater Reno area. Native American casinos in Northern California offer most of the amenities that casinos in Reno offer, including big name entertainment and hotel rooms. In addition, Thunder Valley, on the Interstate-80 corridor in California, has grown to be one of the country's busiest and most profitable casinos, and recently expanded its hotel and casino. More Native American casinos and expansions to other existing casinos are planned in Northern California and many are partnering with existing gaming companies that have financial resources to promote their facilities. In addition, many of our direct competitors in the Reno market have greater financial and other resources than we do.

        The Primm Casinos face intense competition from Native American gaming in Southern California, other casinos outside of Las Vegas, such as casinos located in Jean, Laughlin and Mesquite, Nevada, as well as value oriented casinos located in the Las Vegas market.

Midwest Market

        Each of Lakeside Iowa, Mark Twain and St Jo competes for local gaming customers with other casinos in their respective markets.

        Lakeside Iowa is located along Interstate 35, approximately 40 miles southwest of Des Moines, Iowa. The primary competitors of Lakeside Iowa are the Prairie Meadows Casino, the Riverside Casino and Golf Resort and the Meskwaki Bingo Casino Hotel. The Prairie Meadows Casino is located approximately 60 miles from Lakeside Iowa, east of Des Moines. Riverside Casino and Golf Resort is located in Riverside, Iowa, approximately 175 miles from Osceola. The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside Iowa.

        Mark Twain is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois and approximately 25 miles from Hannibal, Missouri. The closest casino to Mark Twain is the Catfish Bend Casino, located in Burlington, Iowa, which is approximately 75 miles from LaGrange.

        St Jo is approximately 50 miles north of Kansas City, Missouri. St Jo primarily targets residents of St. Joseph, Missouri and is the only casino in St. Joseph. However, St Jo competes indirectly with four riverboats in Kansas City, Missouri and to a lesser extent with several Native American casinos, the closest of which is approximately 45 miles from St. Joseph.

        Certain states have recently legalized, and other states are considering legalizing, casino gaming in certain areas. In addition, states such as Illinois and Kansas have awarded additional gaming licenses or are expanding permitted gaming. In addition, Iowa was considering awarding additional gaming licenses in the State. The award of one or more additional licenses in Iowa or in other locations close to Lakeside Iowa, Mark Twain or St Jo would be expected to adversely affect our results of operations and financial condition.

Colorado Market

        The Black Hawk Casinos compete with approximately 23 other gaming operations located in the Black Hawk and Central City gaming market in Colorado. The Black Hawk and Central City markets are approximately 1.5 miles apart and compete for similar customers. The Black Hawk Casinos are situated directly across the street from one of the largest casinos in the market and collectively have over 1,066 slot machines, representing approximately 10% of slots in the market. The Black Hawk Casinos collectively also have 43 table games, including 16 live poker tables, representing approximately 30% of total tables in the market. Additionally, the casinos have one of the only parking garages in the market with approximately 750 parking spaces. Our properties in Black Hawk compete directly with the other casinos encountered when entering Black Hawk from Denver via State Route 119.

        The Black Hawk and Central City gaming market is insulated from other casino gaming markets, with no casinos within 50 miles. There have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state over the years. None of the proposals has been adopted by the state's electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City market would be adversely affected.

Seasonality

        We do not believe that our business as a whole is seasonal to any significant degree. However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months. We also expect that our casinos in Black Hawk Colorado will experience similar business disruption during the winter months.

Environmental Laws

        Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position. We are currently building a new truck stop in Primm, Nevada and in connection with the construction, have encountered contaminated soil from a gas station operated more than 30 years ago, requiring remediation. Through December 31, 2011, we have spent approximately $2.2 million on remediation work and estimate that the total environmental remediation will increase our planned capital expenditures for this project by approximately $3 million. We cannot provide assurance that we have accurately estimated or identified the scope of the issue or the impact that this remediation will have on our capital expenditures, earnings or competitive position as we complete the project. Although we maintain insurance coverage, and have submitted an insurance claim for the cost of remediation, the potential liability related thereto may exceed the amount of our insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we may be required to make additional expenditures to remain in, or to achieve, compliance with environmental laws in the future and such expenditures may be material.

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

        Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Clark County Liquor and Gaming Licensing Board, and the Cities of Reno, Henderson and other local regulatory authorities (collectively, the "Nevada Gaming Authorities").

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

        Limited liability companies and other entities that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. Affinity Gaming is registered by the Nevada Gaming Commission as a publicly traded corporation (a "registered corporation"). As a registered corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. Affinity Gaming has been found suitable by the Nevada Gaming Commission to own the membership interests of various licensed limited liability companies that own and operate casinos licensed by the Nevada Gaming Commission (all of which are collectively referred to as the "Gaming Subsidiaries"). No person may become a member of, or receive any percentage of the profits from any of the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Affinity Gaming and all of its Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in the various gaming businesses that each respectively operates in Nevada.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Affinity Gaming or any of the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, managers and certain key employees of Affinity Gaming or any of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove any change in corporate position.

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

        Affinity Gaming and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Affinity Gaming and its Gaming Subsidiaries must be reported to and/or approved by, the Nevada Gaming Commission.

        If it were determined that Affinity Gaming or any of its Gaming Subsidiaries violated the Nevada gaming laws, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Affinity Gaming, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada laws at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our operations.

        Any beneficial holder of Affinity Gaming's voting or non-voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of Affinity Gaming's voting or non-voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If such beneficial holder who must be found suitable is a corporation, limited liability company, partnership or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in connection with conducting such investigation.

        The Nevada Act requires any person who acquires more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. However, an "institutional investor," as defined in the Nevada Act, that beneficially owns more than 10%, but not more than 11%, of a registered corporation's voting securities as a result of a stock repurchase by the registered corporation may not be required to file such an application. Further, an institutional investor that acquires more than 10%, but not more than 25%, of a registered corporation's voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of a registered corporation's voting securities and maintain its waiver if the additional ownership results from a stock repurchase by the registered corporation. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. Affinity Gaming and the Gaming Subsidiaries may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be a stockholder or to have any other relationship with Affinity Gaming or the Gaming Subsidiaries, Affinity Gaming:

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

        Affinity Gaming may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of its debt securities. The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar security of a registered corporation to file applications, be investigated and be found suitable to own the debt or other security of a registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

  •
  pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

  •
  recognizes any voting right by the unsuitable person in connection with debt securities;

  •
  pays the unsuitable person remuneration in any form; or

  •
  makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

        Affinity Gaming is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial holder to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require our securities to bear a legend indicating that the securities are subject to the Nevada Act.

        Affinity Gaming may not make a public offering of securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or similar transactions. Furthermore, any such approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada State Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

        Changes in the control of Affinity Gaming through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged shares), may not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control or ownership of a registered corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Nevada Gaming Commission may also require the stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees and registered corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the registered corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the registered corporation's board of directors in response to a tender offer made directly to the registered corporation's stockholders for the purposes of acquiring control of the registered corporation.

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

  •
  a percentage of the gross revenues received;

  •
  the number of gaming devices operated; or

  •
  the number of table games operated.

        A live entertainment tax is also paid by gaming operations where entertainment is furnished in connection with admission fees, the selling of food or refreshments or the selling of merchandise.

        Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons, or Licensees, and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of the Licensees' participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada gaming laws. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

        The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by local regulatory authorities. Local regulatory authorities have full power to limit, condition, suspend or revoke any such licenses.

  Missouri

        On November 3, 1992, a statewide referendum authorized gaming in the State of Missouri on the Missouri and the Mississippi Rivers. On April 29, 1993, Missouri enacted revised legislation (as amended, the "Missouri Gaming Law") which amended the existing legislation. In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. In a statewide election held on November 8, 1994, Missouri voters approved the adoption of an amendment to the Missouri Constitution which permits the legislature to allow games of chance to be conducted on excursion boats and floating facilities on the Mississippi River and the Missouri River. As a result of the amendment, games of chance are also permitted, subject to Missouri Gaming Law. Pursuant to the Missouri Gaming Law, there are thirteen operating riverboat gaming facility sites in Missouri: one in Caruthersville; one in Boonville; four in the St. Louis area; four in the Kansas City area; one in LaGrange; one in St. Joseph and one in Cape Girardeau.

        Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. On November 25, 1997, the Missouri Supreme Court overturned a state lower court and held that a portion of the Missouri Gaming Law that authorized excursion gaming facilities in "artificial basins" up to 1,000 feet from the Mississippi or Missouri rivers was unconstitutional. This ruling created uncertainty as to the legal status of several excursion gaming riverboat facilities in the state. On November 3, 1998, a statewide referendum was held, whereby the voters amended the constitution to allow "artificial basins" for existing facilities, effectively overturning the above Missouri Supreme Court decision. There can be no assurances that any future challenges, if brought, would not further interfere with gaming operations in Missouri, including the operations of St Jo and Mark Twain.

        Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. Affinity Gaming, HGI-St Jo, LLC, the subsidiary of Affinity Gaming that owns St Jo and the current licensee and HGI-Mark Twain, LLC, the subsidiary of Affinity Gaming that owns Mark Twain and the current licensee, any subsidiaries, and some of their officers and employees are and will be subject to specific regulations, including ongoing licensing requirements. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application, usually within seven days of a material change in the information on file with the Missouri Gaming Commission. Each of St Jo and Mark Twain has frequently updated its application materials since it was initially licensed. In addition to the information required of the applicant, directors, officers, affiliated business entities and other defined "key persons" (which include individuals and companies designated by the Missouri Gaming Commission) must submit Personal Disclosure Forms, which include detailed financial information, and are subject to thorough investigations. In addition, some officers and directors of Affinity Gaming, as well as Affinity Gaming itself, have submitted Personal Disclosure Forms and applications to the Missouri Gaming Commission. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission. Suppliers are also subject to licensing requirements of the Missouri Gaming Commission. An institutional investor holding an interest of 20% or less in Affinity Gaming for only passive investment purposes, may be exempted from these licensure requirements by the Missouri Gaming Commission.

        Effective May 30, 2008, certain amendments were made to Missouri's gaming regulations that provide for the division of Missouri gaming licenses into Class A and Class B Licenses. Affinity Gaming now holds a Class A License which allows Affinity Gaming to operate the HGI-St Jo and HGI-Mark Twain business entities. HGI-St Jo and HGI-Mark Twain now hold Class B Licenses allowing them to operate St Jo Frontier Casino and HGI-Mark Twain, respectively.

        In January 2012, the Class A and Class B licenses for Affinity Gaming, HGI-St Jo and HGI-Mark Twain were renewed for a two-year term by the Missouri Gaming Commission, which continues to require, among other things:

  •
  suitability investigations into an applicant's character, financial responsibility, experience and qualifications;

  •
  suitability investigations into each designated key person or affiliated business entity's character, financial responsibility, experience and qualifications;

  •
  disclosure of required financial (see above) and other personal information on each key person or designated affiliated business entity;

  •
  disclosure of detailed information about the applicant's history, business, affiliations, officers, directors and owners;

  •
  an affirmative action plan for the hiring and training of minorities and women; and

  •
  an economic development or impact report.

        License fees cover all related costs of the Missouri Gaming Commission investigation and are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Each of Affinity Gaming, HGI-St Jo and HGI-Mark Twain has undergone a full licensing investigation and hearing in connection with its licensing.

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

  •
  any transfer or issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest of Affinity Gaming which is publicly traded and is a holding company;

  •
  any private incurrence of debt by the licensee or any holding company of $1,000,000 or more;

  •
  any public issuance of debt by a licensee or its holding company; and

  •
  defined "significant related party transactions."

        In addition, the licensee must notify the Missouri Gaming Commission of other transactions that include the transfer of five percent or more of an ownership interest in the licensee or holding company if publicly held and any transaction of at least $1,000,000.

        The restrictions on transfer of ownership apply to Affinity Gaming as well as the direct licensees, HGI—St Jo and HGI—Mark Twain. Gaming equipment may not be pledged. Corporate stock of some licensees may not be pledged except in narrow circumstances and subject to regulatory conditions.

        Missouri statutes and administrative rules contain detailed requirements and conditions concerning the operation of a licensed excursion gambling boat facility, including but not limited to the following:

  •
  a charge of two dollars per gaming customer per excursion that licensees must either collect from each customer or pay itself to the Missouri Gaming Commission;

  •
  minimum payouts;

  •
  the payment of a 21% tax on adjusted gross receipts;

  •
  prohibitions against providing credit to gaming customers;

  •
  the use of credit cards and cashing of checks by customers;

  •
  providing security on the excursion gambling boat, including a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff, including Missouri Highway Patrol Officers, necessary to protect the public on the licensee's riverboat;

  •
  the receipt of liquor licenses from the Missouri Gaming Commission and local jurisdictions; and

  •
  the adoption of minimum control standards for the conduct of gaming and the operation of the facility approved by the Missouri Gaming Commission.

        The Missouri Gaming Commission has the power, as well as broad discretion in exercising this power, to revoke or suspend gaming or occupational licenses and impose other penalties for violations of the Missouri Gaming Law and the rules and regulations promulgated thereunder, including without limitation, forfeiture of all gaming equipment used for improper gaming and fines of up to three times a licensee's highest daily gross receipts during the preceding twelve months.

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

        In addition, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where "dockside" or permanently-docked gaming is appropriate and may be permitted. The Missouri Gaming Commission has authorized all thirteen licensed sites to operate all or a portion of their facilities on a continuously docked basis.

        The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by the Missouri Gaming Commission. The Missouri Gaming Commission has full power to limit, condition, suspend or revoke any such Commission license. The Commission has also issued strict regulations concerning the sale and use of alcoholic beverages upon an excursion gambling boat or facility immediately adjacent to an excursion gambling boat.

  Iowa

        In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa. Under Iowa gaming law ("Iowa Gaming Law"), a license to conduct gaming may be issued in a county only if the county electorate has approved gaming. The electorate of Clarke County, Iowa, where Osceola is located, approved gaming on February 28, 1995 by referendum. Gaming conducted by the Lakeside Casino Resort was approved by referendum on November 18, 1997. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such referenda took place on November 5, 2002 and November 2, 2010 with the majority of the electorate voting each time in favor of continued gaming in Clarke County. The next referendum is scheduled for 2018. If any reauthorization referendum is defeated, Iowa Gaming Law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa Gaming Law and regulations applicable to all licenses.

        In addition, Iowa Gaming Law authorizes the granting of licenses to non-profit corporations that, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

        In July 1997, Clarke County Development Corporation ("CCDC"), a non-profit corporation organized for the purpose of facilitating riverboat gaming in Osceola, Iowa, entered into an operator's contract, since amended, for Lakeside Iowa for a term of up to 50 years. Under the operator's contract, as amended, CCDC is to be paid a monthly fee equal to 1.5% of the adjusted gross gaming revenue of Lakeside Iowa. Further, pursuant to a dock site agreement executed in August 1997 (which also has a term of up to 50 years), Lakeside Iowa is required to pay a monthly fee to the City of Osceola and the Water Works Board of Trustees equal to 1.25% of the adjusted gross gaming revenue of Lakeside Iowa and an annual fee, to be paid in equal monthly installments, equal to approximately $160,000, with such amount to increase each year by 1% until termination of the lease. In September 2004, we entered into an agreement whereby upon the later of our obtaining approval from the Iowa Gaming Commission or our closing the transactions contemplated with Southern Iowa Gaming Company, Southern Iowa will immediately pay $3.2 million to an escrow fund controlled by the City of Osceola. Beginning eight years from the date of such payment and continuing for so long as the operator's contract, as amended, remains in effect, we will pay into the escrow fund controlled by the City of Osceola an additional 1% of annual adjusted gross receipts from Lakeside Iowa. We may, however, offset up to 50% of this 1% annual payment with any expenditures we have made for capital improvements (excluding gaming devices and improvements to the gaming facility, casino floor, development of a truck stop and general repairs and maintenance). Pursuant to a settlement agreement approved by the Iowa Gaming Commission at its March 2012 meeting, we will pay an increased annual fee of $245,000 and have agreed to employ 290 full-time employees.

        In March 2012, CCDC initiated legal proceedings against both us and the Iowa Racing Commission. CCDC has sought a declaratory judgment ruling that the operator's contract is non-assignable. We intend to contest CCDC's position even though there are no present plans to seek to assign the agreement. CCDC has also named both the Iowa Racing Commission and us in a suit seeking judicial review of the Commission's initial approval of our license and the subsequent renewals. We intend to defend this action as well. Were CCDC to prevail, the amount of our contribution under the operator's contract would increase to 3%.

        Iowa gaming law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission and the Iowa Legislature, subject to certain limitations not applicable to Lakeside Iowa, eliminated the requirement that gaming licensees cruise, effective May 6, 2004. The legal age for gaming is 21.

        Lakeside Iowa's excursion gambling boat license was approved for renewal at a March 8, 2012 meeting of the Iowa Gaming Commission. This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period. In connection with the 2011 license renewal, the Iowa Gaming Commission required the Company to (i) appear at the June 2011 Iowa Gaming Commission meeting and present a detailed development plan for a hotel expansion project, which we expect will cost approximately $10.0 million, and (ii) commence construction of the hotel expansion project by October 2011. Both requirements have been met.

        The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances, concerning the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. Iowa Gaming Law seeks to: (1) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal fiscal affairs, the safeguarding of assets and revenues, the provision of reliable record keeping and the filing of periodic reports with the Iowa Gaming Commission); (4) prevent cheating and fraudulent practices; and (5) provide a source of state and local revenues through taxation and licensing fees. Changes in Iowa Gaming Law could have a material adverse effect on the Iowa gaming operations.

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

        If it were determined that an Iowa Gaming Law was violated by a licensee, the gaming licenses held by a licensee could be limited, made conditional, suspended or revoked. In addition, the licensee and the persons involved could be subject to substantial fines for each separate violation of an Iowa Gaming Law in the discretion of the Iowa Gaming Commission. Limitations, conditioning or suspension of any gaming license could (and revocation of any gaming license would) have a material adverse effect on operations.

        The Iowa Gaming Commission may also require any individual who has a material relationship with the Iowa gaming operations to be investigated and licensed or found suitable. The Iowa Gaming Commission, prior to the acquisition, must approve any person who acquires 5% or more of a licensee's equity securities in the event that approval by the Iowa Gaming Commission is not otherwise contemplated by the operative acquisition document. The applicant stockholder is required to pay all costs of this investigation.

        Gaming taxes approximating 22% of the adjusted gross receipts above $3,000,000 will be payable by each licensee on its operations to the State of Iowa. In addition, there was a prepaid assessment due on June 1, 2005 and another prepaid assessment paid on June 1, 2006, in an aggregate amount equal to 2.152% of each licensee's estimated adjusted gross receipts for fiscal year 2004. These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years. The state of Iowa is also reimbursed by the licensees for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

        The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by the State. The State has full power to limit, condition, suspend or revoke any such licenses.

  Colorado

        As prescribed by the Colorado Limited Gaming Act of 1991 (the "Colorado Act"), the ownership and operation of limited stakes gaming facilities in Colorado are subject to the Colorado Gaming Regulations (the "Colorado Regulations") and final authority of the Colorado Limited Gaming Control Commission (the "Colorado Commission"). The Colorado Act also created the Colorado Division of

Gaming within the Colorado Department of Revenue to license, supervise and enforce the conduct of limited stakes gaming in Colorado.

        Affinity Gaming Black Hawk, LLC, a wholly owned subsidiary of Affinity Gaming has applied for retail gaming licenses for the Black Hawk Casinos and manufacturer/distributor licenses for the Golden Mardi Gras casino, which are issued by the Colorado Commission. The Colorado Act requires that applications for renewal of operator, retail gaming and manufacturer/distributor licenses be filed every two years with the Commission not less than 120 days prior to the expiration of the current licenses. Affinity Gaming expects the initial licensing process to be complete in the second half of 2012.

        The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively, the rights of the creditors of licensees are protected and gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment, must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other affirmative Colorado Commission approval has any right to a license or to the granting of the approval sought. Any license issued or other Colorado Commission approval granted pursuant to the Colorado Act is a revocable privilege, and no holder acquires any vested rights therein.

        Pursuant to an amendment to the Colorado Constitution (the "Colorado Amendment"), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Currently, limited stakes gaming means a maximum single bet of $100 on slot machines and in the games of blackjack, poker, craps and roulette. Gaming is permitted to be conducted 24 hours each day.

        Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I and that conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming.

        Having the authority to impose fines, the Colorado Commission has broad discretion to issue, condition, suspend for up to six months, revoke, limit or restrict at any time the following licenses: slot machine manufacturer or distributor, operator, retail gaming, support and key employee gaming licenses. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission.

        The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. In May

2011, the Commission granted the casino industry a 5% across the board reduction in the gaming tax rates as follows:

  •
  0.24% up to and including $2 million of the subject amounts;

  •
  1.9% on amounts from $2 million to $5 million;

  •
  8.55% on amounts from $5 million to $8 million;

  •
  10.45% on amounts from $8 million to $10 million;

  •
  15.2% on amounts from $10 million to $13 million; and

  •
  19% on amounts over $13 million.

        The City of Black Hawk also assesses two monthly device fees that are based on the number of gaming devices operated. Those consist of a $62.50 fee per device and a transportation device fee of $6.42 per device.

        The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term "publicly traded corporation" includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by such entity, the Colorado Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

        Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than 10 business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted and may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

        Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as "qualifying persons," shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

        A qualifying person who is an institutional investor under Rule 4.5 and who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

        The Colorado Regulations provide for exemption from the requirements for a finding of suitability when the Colorado Commission finds such action to be consistent with the purposes of the Colorado Act.

        Pursuant to Rule 4.5, persons found unsuitable by the Colorado Commission must be removed from any position as an officer, director or employee of a licensee, or from a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interest. The Colorado Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee license.

        The Colorado Regulations require that every officer, director and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

        The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by State and local authorities. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses.

        There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application.

Employees

        As of December 31, 2011, we employed 4,046 full-time employees and 703 part-time employees. There were 1,081 full-time and 67 part-time employees of the entities that were held for sale as of December 31, 2011. Those employees were hired by Golden Gaming or JETT as outlined in the underlying purchase and sale agreements. None of our current employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good. As of

December 31, 2011, the Black Hawk Casinos employed 370 full-time and 58 part-time employees, none of which are covered by a collective bargaining agreement.

Available Information

        A copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available, without charge, through our website at www.Affinitygamingllc.com or by sending a written request to Affinity Gaming, LLC, 3440 West Russell Road, Las Vegas, Nevada 89118, Attn: Secretary. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (the "SEC"). An overview of our investor relations department, our primary contact information and a list of our management team are each available free of charge through our website at www.Affinitygaming.com. References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Annual Report on Form 10-K.

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

Adverse weather conditions or natural disasters in the areas in which we operate, or other conditions that restrict access to our properties, could have an adverse effect on our results of operations and financial condition.

        Adverse weather conditions, particularly flooding, heavy snowfall and other extreme conditions, as well as natural disasters, can deter our guests from traveling or make it difficult for them to visit our properties. If any of our properties were to experience prolonged adverse weather conditions, or if multiple properties were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be adversely affected. Our business may also be adversely affected by other events or conditions that restrict access to our properties, such as road closures.

        In June of 2011, our property in St. Joseph, Missouri was closed due to flooding of the Missouri River. The property reopened in September 2011. Although our insurance coverage was sufficient and covered the damage to the property as well as lost profits during the period the property was closed, there can be no assurance that our insurance coverage will be sufficient for natural disasters that may occur in the future.

Our future financial results will be affected by the adoption of fresh start reporting and may not reflect historical trends.

        We were formed pursuant to the Bankruptcy Plan to acquire substantially all of the assets of Predecessor. The Restructuring Transactions resulted in us becoming a new reporting entity and adopting fresh start reporting in accordance with Accounting Standards Codification ("ASC") 852-10-15. As required by fresh start reporting, the Company caused Predecessor's assets and liabilities to be adjusted to measured value, and certain assets and liabilities not previously recognized in Predecessor's financial statements have been recognized under fresh start reporting. Because the Restructuring Transactions were consummated on December 31, 2010, fresh start reporting was adopted and the consolidated financial statements included in this Annual Report on Form 10-K give effect to adjustments in the carrying values of assets or liabilities that were recorded under fresh start reporting rules. Accordingly, our financial condition and results of operations from and after January 1, 2011 may not be comparable to the financial condition and results of operations reflected in Predecessor's historical consolidated financial statements including those included herein.

The bankruptcy filing has had a negative impact on Predecessor's image which may negatively impact our business going forward.

        As a result of the Chapter 11 cases, Predecessor has been the subject of negative publicity which has had an impact on its image and the images of the casino and slot route operations we acquired. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could materially adversely affect our business, financial condition and results of operations.

Our operations, and the gaming industry as a whole, have been adversely affected by the recession. Our gaming operations and casinos may be further adversely impacted if general economic conditions do not improve, which could lead to an adverse impact on our operations.

        The results of operations of Predecessor's slot route and casino businesses were negatively impacted by the global financial recession, subprime mortgage crisis, volatile gasoline and energy prices, high unemployment and the general economic downturn, including a decrease in consumer confidence levels. The gaming industry as a whole is currently experiencing reduced demand. The demand for gaming is highly sensitive to consumers' disposable incomes, and a general decline in economic conditions, including businesses downsizing their workforces, may lead to our potential customers having less discretionary income with which to wager. Many of our customers have also experienced significant reductions in their savings as a result of recent investment losses. The State of Nevada, one of our primary markets, has experienced a significant economic downturn. According to the U.S. Bureau of Labor Statistics, Nevada had the highest unemployment rate in the country in 2011 at 13.5%, for the fifth consecutive year, compared to the national average of 8.4%. In addition, according to a report published by Realtytrac, Nevada ranked at number one in foreclosure rates in the country for 2011. These developments have led, and are likely to continue to lead, to a reduction in the revenues and have materially adversely affected the operating results of Predecessor and our company. Gaming industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors. An extended period of reduced discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset a decrease in revenues.

We may be unable to generate sufficient cash flows to meet our debt obligations and finance all operating expenses, working capital needs and capital expenditures.

        We have no revolving credit facility and generate all of our cash from operations. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures, or meet our operational needs. Any one of these failures may preclude us from, among other things:

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

        Under generally accepted accounting principles, we review our identifiable intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other identifiable intangible assets may not be recoverable, include a sustained decline in the value of our Common Units, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other identifiable intangible assets is determined, negatively impacting our results of operations and stockholders' equity. As of December 31, 2011, we had $126.1 million of total identifiable intangible assets and $53.4 million of goodwill on our balance sheet, which represented approximately 30% of our total assets. Intangible assets such as customer loyalty programs and the Terrible's Trade name that have a definite life are amortized based on estimated useful lives. Identifiable intangible assets that have an indefinite useful life including gaming license rights in jurisdictions where a limited number of licenses are issued and local trade names are not amortized. As of December 31, 2011, definite lived intangible assets totaled $5.9 million, primarily comprised of customer loyalty programs, and indefinite lived intangible assets totaled $120.2 million. Goodwill and indefinite lived intangible assets are tested annually and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the amount reflected on the balance sheet. Because valuation methodologies include forecasted information and assumptions about future performance, the likelihood and severity of an impairment charge increases during periods of market volatility, such as the one that recently occurred as a result of the general weakening of the global economy. Annual testing of our intangible assets and goodwill did not result in any impairment charges during 2011. However, in connection with the annual impairment testing in the fourth quarter of 2010, we recognized an impairment loss of $80.1 million related to identifiable intangible assets. The impairment charge included $46.4 million related to the gaming license at the Lakeside Casino in Iowa, $29.3 million related to the Primm Casinos trade name and $4.4 million related to the Sands Regency Casino trade name. The Primm Casino trade name and Sands Regency Casino trade name impairments were primarily due to reduced revenue and cash flow projections while the impairment at the Lakeside Casino was primarily due to higher capital expenditure assumptions, lower free cash flow amounts and changes in the weighted average cost of capital, which reduced the fair value of the gaming license. If we are unable to retain our existing customers, or if average customer spending or customer traffic decreases, we may incur future impairment charges. In the event an impairment of indefinite lived intangible assets or goodwill is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off in future periods of all or a part of these assets would adversely affect our business, financial condition and results of operations.

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

        Our success is substantially dependent upon the efforts and skills of David D. Ross, our Chief Executive Officer, Ferenc Szony, our Chief Operating Officer, John Christopher Krabiel, our Chief Financial Officer and Treasurer and Marc. H. Rubinstein, our Senior Vice President, General Counsel and Secretary. We have entered into employment agreements with Mr. Ross through December 2013, Mr. Szony and Mr. Krabiel through December 2012 and Mr. Rubinstein through February 2013. The employment agreements with Messrs. Ross, Krabiel and Rubinstein automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire. If we were to lose the services rendered by these executives, our operations could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our customer's credit card data, we could be exposed to data loss, litigation and liability and our reputation could be significantly harmed.

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

        We have recently experienced significant changes in our senior management and our Board of Directors. On January 7, 2011, we appointed David D. Ross as Chief Executive Officer. Prior to his appointment as our Chief Executive Officer, Mr. Ross served as the Chief Operating Officer/Gaming and as a member of the Office of the Chief Executive Officer for Predecessor. On May 3, 2011, we also appointed John Christopher Krabiel as Chief Financial Officer and Treasurer. On January 7, 2011, we appointed Ferenc Szony as President. Mr. Szony previously served as President of Predecessor and his employment contract was assumed by us in connection with the Restructuring Transactions. On January 1, 2012, Mr. Szony was appointed Chief Operating Officer pursuant to an amended employment agreement with a one year term. On February 4, 2011, we appointed Marc H. Rubinstein as Senior Vice President, General Counsel and Secretary.

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

        In Nevada, the Nevada Gaming Commission could request that a state court appoint a supervisor to operate any non-restricted gaming establishment operated by us if the licenses held by us are revoked, suspended or otherwise lapse. In such extraordinary circumstances, earnings generated by gaming operations during a supervisor's appointment (except for reasonable rental value) could be forfeited to the State of Nevada. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

        In addition, Lakeside Iowa's excursion gambling boat license was approved for renewal at a March 8, 2012 meeting of the Iowa Gaming Commission. This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period. CCDC is currently challenging the Iowa Racing Commission's decision to approve our license as well as seeking a declaratory ruling that our operator's agreement is not assignable. The Class A and Class B licenses in Missouri were renewed for a two-year term in January 2012.

        Any future public offering of debt or equity securities by us will require review of and prior approval by the Nevada Gaming Commission, the Iowa Gaming Commission and the Missouri Gaming Commission. The Missouri Gaming Commission also requires notice of the intended incurrence of any private debt exceeding $1,000,000 and reserves the right to elect to have prior review and approval.

Failure to obtain gaming licenses in Colorado could affect our results of operations and financial position.

        In connection with our acquisition of the land and buildings of the three Black Hawk Casinos, we simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012. Pending licensure, Golden Gaming continues running the operations of the Black Hawk Casinos and we receive fixed monthly rental payments under the lease. If we are unable to obtain gaming licenses in Colorado, we will not be permitted to operate the Black Hawk Casinos. If we are not permitted to operate the Black Hawk Casinos, we may be unable to find alternative operators of the Black Hawk properties on terms agreeable to us, if at all, following the expiration of the Golden Gaming lease. Any such discontinuance of operations could negatively affect our ability to maintain relationships with customers, distributors and employees.

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

        Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability. Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity's securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

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

        In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities. In addition, the Operating Agreement of Affinity Gaming, LLC, dated as of December 31, 2010 (the "Operating Agreement"), by and among the Members identified on Schedule A attached thereto, provides that we may redeem our membership interests from an Unsuitable Member (as such term is defined in the Operating Agreement).

The prior approval of the Nevada Gaming Commission, Iowa Gaming and Racing Commission, Missouri Gaming Commission and Colorado Limited Gaming Control Commission is required for change of control transactions and certain acquisitions of equity interests in the Company.

        Changes in the control of the Company through merger, consolidation, equity or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control, may not occur without the prior approval of the Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission. The Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission may also require the equity holders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

        Under Nevada law, any person who acquires more than 5% of our voting securities will be required to report such acquisition to the Nevada Gaming Commission. Any beneficial owner of more than 10% of our voting securities will be required to apply to the Nevada Gaming Commission for a finding of suitability. Under certain circumstances, an "institutional investor" as defined under the regulations of the Nevada Gaming Commission, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings or stock repurchase programs under the Nevada Act), may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Gaming Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting the investigation.

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

        Under Iowa law, any person who intends to acquire 5% or more of the equity securities of a licensed entity must, prior to such acquisition, obtain approval from the Iowa Gaming Commission. As a matter of policy, the Iowa Gaming Commission has granted institutional investor waivers.

        Under Colorado law, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as "qualifying persons," shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

        A qualifying person who is an institutional investor under Rule 4.5 and who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

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

        Smoking is currently permitted at casino locations in Nevada, Missouri, and Iowa. Smoking is not permitted at casino locations in Colorado. It is not possible to determine the manner, nature or likelihood of changes in the current laws relating to smoking in public places or the effect of regulations regarding secondhand smoke; however, new anti-smoking laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations. For example, Iowa has a statewide ban on indoor smoking but the law includes an exemption for casino floors and 20% of all hotel rooms. From time to time, bills have been introduced in the Iowa legislature that would eliminate the casino floor exemption.

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

Compliance with environmental law and other government regulations could impose material costs.

        We are subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. For example, we are currently building a new truck stop in Primm, Nevada and in connection with the construction, have encountered contaminated soil from a gas station operated more than 30 years ago, requiring mediation. Through December 31, 2011, we have spent approximately $2.2 million on remediation work and estimate that the total environmental remediation will increase our planned capital expenditures for this project by approximately $3 million. We cannot provide assurance that we have accurately estimated or identified the scope of the issue or the impact that this remediation will have on our capital expenditures, earnings or competitive position as we complete the project. Although we maintain insurance coverage, and have submitted an insurance claim for the cost of remediation, the potential liability related thereto may exceed the amount of our insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our business, financial condition and results of operations.

        We cannot assure you that we have been or will be in compliance with environmental and health and safety laws at all times. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources. We believe that our expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on our business, financial condition or results of operations. However, the environmental laws under which we operate are complicated and often increasingly more stringent, and may be applied retroactively. Accordingly, we may be required to make additional expenditures to remain in, or to achieve, compliance with environmental laws in the future and such additional expenditures may have a material adverse effect on our business, financial condition or results of operations.

Adverse winter weather conditions in Colorado, the Midwest, the Sierra Nevada Mountains and Reno-Lake Tahoe area could have a material adverse effect on the results of operations and financial condition of our casinos, which could lead to an adverse impact on our results of operation and financial condition.

        Adverse winter weather conditions, particularly snowfall, can deter customers of the Northern Nevada casinos, Midwest casinos and Colorado casinos from traveling or make it difficult for them to frequent our facilities. If these locations were to experience prolonged adverse winter weather conditions, the results of operations and financial condition of these casinos could also be materially adversely affected, thereby adversely affecting our overall results of operations and financial condition. Although our facilities experienced mild weather conditions for most of 2011, the Midwest casinos experienced severe weather conditions in December 2009 and the first quarters of 2010 and 2011, which negatively impacted the results of operations at those facilities.

Riverboats and dockside facilities are subject to risks relating to weather or mechanical failure and must comply with applicable regulations.

        We own and operate riverboat and dockside casino facilities, which are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood or other severe weather. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations. The riverboats are subject to inspection every year and were inspected in November 2009 in Missouri. The Company's only vessel is the boat located in Lakeside, Iowa, and this boat had its turbines removed in late 2008, as riverboats in Iowa are no longer required to cruise.

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

        Most customers of the casino properties drive in to the casino properties. As such, an increase in gasoline prices may have an adverse impact on our operations as it would increase the cost incurred by our customers to drive to our locations. Though gasoline prices were somewhat more stable during 2010, gasoline prices began to rise during the fourth quarter of 2010 and throughout 2011, and there can be no assurance that prices will not continue to rise, which may adversely affect our customer's discretionary income and, ultimately, our revenue.

The transferability of our membership interests will be very limited and subject to the prior approval of our Board of Directors.

        On December 31, 2010, we issued 20,000,001 Common Units to eligible debt holders as part of the Restructuring Transactions. In connection with the 2011 Long-Term Incentive Plan (the "2011 LTIP"), we issued 200,000 Restricted Stock Units to our Chief Executive Officer on March 30, 2011. Also in connection with the 2011 LTIP, we issued an additional 26,832 Restricted Stock Units to our Chief Financial Officer and Treasurer, General Counsel and Secretary and Senior Vice President of Finance. There is currently no established public trading market for our Common Units, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market for our Common Units. In addition, although we converted to a c-corporation for federal income tax purposes, transfers of our Common Units still require the approval of our Board of Directors to ensure that new owners agree to the terms of our limited liability company agreement. Accordingly, we do not expect a public market will develop for our Common Units.

Issuance of Common Units to our executive officers and directors will dilute our equity holders.

        On December 31, 2010, 5% of our Common Units, on a fully-diluted basis, were reserved for issuance as grants of equity, restricted equity, options, or similar equity awards in connection with a management and director equity incentive program. The 2011 LTIP was approved by the Compensation Committee and adopted by the Company on March 30, 2011. The issuance of the reserved Common Units will dilute the percentage ownership of any holders of our Common Units. To date, Restricted Stock Units totaling 226,832 have been issued under the 2011 LTIP and a total of 544,226 options to purchase Common Units have been granted under the 2011 LTIP.

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

Acquisitions, new venture investments and divestitures may not be successful.

        As part of our strategy, we may seek to increase growth through strategic acquisitions and any such acquisition may be significant. Not only is the identification of good acquisition candidates difficult and competitive, but these transactions also involve numerous risks, including the ability to:

  •
  successfully integrate acquired companies, properties, systems or personnel into our existing business;

  •
  minimize any potential interruption to our ongoing business;

  •
  successfully enter markets in which we may have limited or no prior experience;

  •
  achieve expected synergies and obtain the desired financial or strategic benefits from acquisitions;

  •
  retain key relationships with employees, customers, partners and suppliers of acquired companies; and

  •
  maintain uniform standards, controls, procedures and policies throughout acquired companies.

        Companies, businesses or operations acquired or joint ventures created may not be profitable, may not achieve sales levels and profitability that justify the investments made or carry other risks associated with such transactions. For example, in connection with our acquisition of the land and buildings of the three Black Hawk Casinos, we simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012. Pending licensure, Golden Gaming continues running the operations of the Black Hawk Casinos and we receive fixed monthly rental payments under the lease. Should Golden Gaming decide to discontinue operations of the Black Hawk Casinos during the term of the lease, we may be unable to find alternative operators of the Black Hawk properties on terms agreeable to us, if at all. Additionally, any such discontinuance of operations could negatively affect our ability to maintain relationships with customers, distributors and employees.

        Future acquisitions could also result in the incurrence of indebtedness, the assumption of contingent liabilities, material expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect our operating results.

        We may also decide to divest certain assets, businesses or brands that do not meet our strategic objectives or growth targets. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability, either as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability subsequent to any divestiture. We may also be required to recognize impairment charges as the result of a divesture.

        Any potential future acquisitions, new ventures or divestitures may divert the attention of management and may divert resources from matters that are core or critical to the business.

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

  •
  the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

  •
  a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

  •
  we are liable for Predecessor's tax liabilities under a federal and/or state theory of successor liability; or

  •
  the order of confirmation for the Bankruptcy Plan was procured by fraud.

        Although we have no reason to believe that we will become subject to liabilities of Predecessor that are not provided for in the Bankruptcy Plan, if we should become subject to such liabilities, it could materially adversely affect our business, financial condition and results of operations.

The inability of the applicable parties under our recent acquisition and sale agreements to fulfill their indemnification obligations could affect our results of operations and financial position.

        On February 27, 2012, we sold our casino in Searchlight, Nevada, and the portion of our slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC, a Las Vegas-based slot route operator. On February 29, 2012, we sold the remainder of our slot route operations, as well as our two Pahrump, Nevada casinos, to Golden Gaming, LLC (formerly known as Golden Gaming, Inc), a Las Vegas-based casino, tavern and slot route operator. In addition, as part of the transaction with Golden Gaming, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. In connection with the applicable acquisition and sale agreements, we and Golden Gaming agreed to retain responsibility for and indemnify the purchasing party against damages resulting from certain third-party claims or other liabilities, such as workers' compensation liabilities and certain environmental liabilities. If claimants successfully assert that we are liable for claims and/or retained liabilities that arise under the relevant acquisition and sale agreements, or if Golden Gaming fails to satisfy their indemnification obligations to us with respect to claims and/or retained liabilities covered by the acquisition agreements, it could have an adverse effect on our results of operations and financial position.

        Our indemnification obligations with respect to breaches of our representations and warranties in the agreement related to the sale of our slot route and Pahrump, Nevada casinos will terminate upon expiration of the applicable indemnification period (18 months for most representations and warranties, 3 years for environmental representations and warranties, and the expiration of the applicable statute of limitations for tax, employee benefits and customary fundamental representations and warranties), are generally subject to deductible amounts and will not cover damages in excess of applicable coverage limits. The indemnification obligations of Golden Gaming with respect to breaches of its representations and warranties in the agreement related to the sale of its Black Hawk, Colorado casinos will terminate upon expiration of the applicable indemnification period (18 months for most representations and warranties, 3 years for environmental representations and warranties, and the expiration of the applicable statute of limitations for tax, employee benefits and customary fundamental representations and warranties), are generally subject to deductible amounts and will not cover damages in excess of applicable coverage limits. The assertion of any third-party claims against us after the expiration of the applicable indemnification period or in excess of the applicable coverage limits, or the failure of Golden Gaming to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

        As of December 31, 2011, we had $348.4 million in outstanding principal amount of Senior Secured Loans. Our substantial indebtedness could:

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

        For example, our Credit Agreement allows for the incurrence of capital lease obligations and purchase money indebtedness for fixed or capital assets in an aggregate amount not to exceed $50 million (with such indebtedness being secured by the assets leased or acquired), and the incurrence of other indebtedness in an amount not to exceed $5 million, of which only $1 million may be secured by a lien on our property or assets.

The state of the financial markets may impact our ability to obtain sufficient financing and credit on a going forward basis.

        In addition to earnings and cash flows from operations, we may rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. Over the past several years, financial markets and banking systems have experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets over the long term. Therefore, we have no assurance that such steps will facilitate us being able to obtain financing or access the capital markets for future debt or refinance opportunities in a timely manner, or on acceptable terms, or at all. If we are unable to borrow funds, we may be unable to make capital expenditures that are necessary for us to compete with other casino operators. As a result, the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Our principal properties consist of the following:

Nevada

  Corporate Office

        We have entered into a lease for corporate office space with an unrelated third party with an effective commencement date of May 1, 2012. We currently lease space for the Company headquarters and warehouse under leases with related parties of the Predecessor as described below.

  Company Headquarters and Warehouse

        We lease a four-acre site in Las Vegas and, pursuant to that lease, own the 50,000 square foot building where our executive offices and operational headquarters are currently located. This facility currently houses our executive and administrative offices and is used for sub-assembly and warehouse space for the slot route operations. The lease between The Herbst Family Limited Partnership II, a Nevada limited partnership and a related party of Predecessor, and us ends on April 30, 2012. In connection with the sale of the slot route, ownership of the building will revert to JETT Gaming, LLC, a related party of the Predecessor.

  Office Space and Convenience Store

        We lease a three-acre site and a 50,000 square foot building where our employment center and purchasing department are located. The lease between Herbst Grandchildren's Trust, a trust governed under the laws of the State of Nevada and a related party of Predecessor, and us ends on April 30, 2012.

  Terrible's Hotel & Casino

        We own the ten-acre site in Las Vegas on which Terrible's Las Vegas is located.

  Town Casino

        Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximately 30,000 square foot building on approximately three acres. We leased a portion of the land from The Herbst Family Limited Partnership, a Nevada limited partnership and a related party of Predecessor. In addition to the related party lease, we leased the rest of the land where our business is located from third parties. The leases have been assigned to Golden Gaming in connection with the sale of the Pahrump casinos.

  Lakeside Casino & RV Park

        We owned 30 acres of land in Pahrump, Nevada on which Lakeside is located. Ownership of the land has been transferred to Golden Gaming in connection with the sale of the Pahrump casinos.

  Henderson Casino

        We lease the land and building on which the Henderson Casino is located in Henderson, Nevada from an unrelated third party. The lease ends on February 9, 2014, with options to renew the lease for five additional successive terms of ten years each. We own a 0.8-acre lot adjacent to Casino & Bowl that we are holding for possible future development.

  Searchlight Casino

        We subleased the land and building in which Searchlight is located in Searchlight, Nevada. The space was subleased from Terrible Herbst, Inc., a related party of Predecessor and the sublease ends on June 30, 2022, with options to renew the sublease for five additional successive terms of ten years each, contingent on Terrible Herbst, Inc. renewing its lease of the property from an unrelated third party. The sublease has been assigned to JETT Gaming, a related party of the Predecessor, in connection with its acquisition of this casino and a portion of the slot route operation.

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

  Buffalo Bill's, Whiskey Pete's and Primm Valley Resort Hotels and Casinos

        We lease approximately 170 acres of land on which Buffalo Bill's, Whiskey Pete's and Primm Valley are located in Primm, Nevada. The lease ends on June 30, 2043, with an option to renew the lease for one additional twenty-five year term. An independent third party leases and manages two 18-hole Tom Fazio golf courses with a full-service restaurant and club house adjacent to our properties.

Midwest

  St Jo Frontier Casino

        We own the land and building in St. Joseph, Missouri on which certain facilities of St Jo are located, and own an additional 72 acres of land adjacent to, or nearby, the casino.

  Mark Twain Casino

        We own the land and building in LaGrange, Missouri on which certain facilities of Mark Twain are located, and own an additional 14 acres of land adjacent to or nearby the casino.

  Lakeside Casino Resort

        We own the land and building in Osceola, Iowa on which certain facilities of Lakeside Iowa are located, including the all-suite hotel, convention facilities, RV park and convenience store and own an additional 121 acres of land adjacent to, or nearby, the casino. We lease the use of West Lake and certain real estate surrounding West Lake from the City of Osceola, Iowa. This lease expires on May 19, 2014. We have an option to extend this lease for seven additional successive terms of five years each. We lease 11 acres adjacent to our facility to Pilot for operation of a Pilot/Flying J truck stop and gas station.

  Black Hawk, Colorado

        On February 29, 2012, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado—and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012. Pending licensure, we receive fixed monthly rental payments under the lease. The Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino are located in close proximity to one another and occupy a total of 1.5 acres. We also own 1.9 acres of land adjacent to the properties on which a parking structure and surface parking lot are located.

ITEM 3.    LEGAL PROCEEDINGS.

        On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that E-T-T had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from E-T-T and, while drunk, hit and killed the individual. The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling. On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admittance to fault, we agreed to compensate the family for $4 million total related to the punitive damages. In connection with this settlement, our insurance carrier agreed to reimburse us $0.5 million. E-T-T paid the $4 million outlined in the settlement on February 24, 2012 and expects the reimbursement from our insurance carrier to be remitted in May 2012. We have fully accrued for this award as of December 31, 2011. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash will be released to us in 2012 in connection with settlement of the case.

        We are a party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee. The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement. On March 10, 2009, the arbitrator awarded the former employee $1.3 million. The arbitration award was appealed to the Clark County District Court. On April 21, 2010, the District Court issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanding the matter back to arbitration. The remanded arbitration was heard again on November 11, 2011 and the arbitrator confirmed the award to the former employee in the amount of $1.3 million and awarded statutory interest and attorneys fees through the date of arbitration in the total amount of $1.9 million. The Company has fully accrued for this amount as of December 31, 2011 and is currently appealing the arbitration.

        Predecessor and certain of its subsidiaries filed the Chapter 11 Cases in the Bankruptcy Court. Predecessor and certain of its subsidiaries filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered. The information set forth under "Business—Emergence from Chapter 11 Reorganization" beginning on page 3 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.

        We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our outstanding Common Units are privately held and there is no established public trading market for our Common Units, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our Common Units.

Holders of Common Units

        We had approximately 73 holders of record of our Common Units as of March 30, 2012.

Distributions

        We have never declared or paid cash distributions on our Common Units. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business and therefore do not anticipate paying any cash distributions.

        Restrictions imposed by our debt instruments, including the Senior Secured Loans, significantly restrict us from making dividends or distributions. Specifically, we are restricted under the Credit Agreement governing the Senior Secured Loans from making certain "restricted payments" as defined in the Credit Agreement. These restricted payments include the payment of distributions to any direct or indirect holders of our Common Units. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of our Operating Agreement contains similar restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2011

        The information incorporated by reference in Item 12 of this Annual Report from our 2012 proxy statement, which will be filed no later than 120 days after December 31, 2011, is hereby incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

        No purchases of equity securities were made during the fourth quarter and there were no shares that may yet be purchased under any repurchase plans or programs.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following tables set forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated balance sheet data as of December 31, 2011 and December 31, 2010 for the Successor is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated data for results of operations for the years ended December 31, 2011 (Successor) and December 31, 2010 and 2009 (Predecessor) are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial and operating data as of December 31, 2009 and December 31, 2008 and for the years ended December 31, 2009, December 31, 2008, and December 31, 2007 are derived from the audited consolidated financial statements of Predecessor not included in this Annual Report on Form 10-K.

        Predecessor consummated the acquisition of the Northern Nevada Casinos in January 2007 and the acquisition of the Primm Casinos in April 2007. As a result, the period beginning January 1, 2007 may not be comparable to prior years.

        On December 31, 2010, we acquired substantially all of the assets of Predecessor in the Restructuring Transactions in accordance with the Bankruptcy Plan. On December 31, 2010, we adopted fresh start accounting in accordance with ASC 852-10-15. As a result, the value of Predecessor's assets, including intangible assets, and liabilities have been adjusted to their fair values with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as goodwill on our consolidated balance sheet. Because we conducted no business prior to December 31, 2010, we have presented the results of Predecessor in the select financial data below. See Note 2 to our consolidated financial statements for a detailed explanation of the impact of emerging from Chapter 11 and applying fresh start accounting on our financial position. The consolidated balance sheet of Predecessor is presented separately from the consolidated balance sheet of Successor.

        The selected historical consolidated data presented below should be read in conjunction with the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes and other financial data included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

	Successor	Predecessor

	Year Ended December, 31 2011	Year Ended December, 31
		2010	2009	2008	2007
		(in thousands)
Income statement data:
Net revenues from continuing operation	$431,900	$431,873	$445,486	$503,396	$479,745
Net revenues from discontinued operation	199,302	204,446	223,442	267,818	303,714
Total net revenue	631,202	636,319	668,928	771,214	783,459
Net income (loss) from continuing operations	7,263	385,734	(60,035)	(204,330)	(122,505)
Net income (loss) from discontinued operations	(741)	2,511	(55)	(5,096)	(4,695)
Total Net Income (Loss)	6,522	388,245	(60,090)	(209,426)	(127,200)

	Successor	Predecessor
	Year Ended December, 31 2011	Year Ended December, 31
		2010	2009	2008	2007
		(in thousands)
Other data:
Segment EBITDA
Southern Nevada	$21,506	$23,269	$14,199	$27,796	$35,500
Northern Nevada	14,700	13,899	10,509	12,592	16,993
Midwest	40,463	39,300	36,154	29,730	29,585
Corporate and Other	(9,072)	(11,762)	(10,687)	(13,406)	(14,901)
Discontinued operations	12,196	12,660	21,346	31,544	35,259
Total Segment EBITDA	79,793	77,366	71,521	88,256	102,435
Net cash provided by (used in) operating activities, continuing operations	27,398	53,484	52,293	(9,733)	(2,599)
Net cash used in investing activities, continuing operations	(35,182)	(31,124)	(12,836)	(12,390)	(565,665)
Net cash provided by (used in) financing activities, continuing operations	(3,222)	(38,258)	(17,976)	29,982	598,553

	Successor		Predecessor
	Year Ended December, 31		Year Ended December, 31
	2011	2010	2009	2008	2007
			(in thousands)
Balance sheet data:
Cash and cash equivalents	$53,379	$64,385	$80,283	$58,802	$50,753
Total assets	607,663	589,237	884,028	934,248	1,080,385
Total debt	348,400	350,000	1,158,846	1,176,330	1,146,070
Stockholders' equity (deficit)	206,235	198,033	(388,245)	(328,155)	(118,729)

        Segment EBITDA, including Segment EBITDA from discontinued operations, net revenues from discontinued operations, total net revenues, net income (loss) from discontinued operations and total net income (loss), are non-GAAP measures but are used by management to measure segment profits and losses in accordance with ASC Topic 280, "Segment Reporting" ("ASC Topic 280"). Segment EBITDA has certain limitations because it does not take into account the impact of certain expenses, including the allocation of overhead. We have tried to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. The following table reconciles Segment EBITDA to net income (loss) (in thousands):

	Sucessor	Predecessor
	Year Ended December 31, 2011	Year Ended December, 31
		2010	2009	2008	2007
Gross revenues
Southern Nevada	$263,452	$256,510	$278,428	$322,032	$282,597
Northern Nevada	91,373	90,113	88,318	96,656	106,865
Midwest	136,073	145,843	143,675	143,567	151,111
Other	633	174	370	348	368

Total Gross revenues, continuing operations	$491,531	$492,640	$510,791	$562,603	$540,941
Gross revenues, discontinued operations	202,986	208,461	227,687	271,960	308,318

Total Gross revenue	$694,517	$701,101	$738,478	$834,563	$849,259
Segment EBITDA(1)
Southern Nevada	$21,506	$23,269	$14,199	$27,796	$35,500
Northern Nevada	14,700	13,899	10,509	12,592	16,992
Midwest	40,463	39,300	36,155	29,730	29,585
Corporate and Other	(9,072)	(11,762)	(10,688)	(13,406)	(14,901)

Total segment EBITDA, continuing operations	$67,597	$64,706	$50,175	$56,712	$67,176
Segment EBITDA, discontinued operations	12,196	12,660	21,346	31,544	35,259

Total segment EBITDA	$79,793	$77,366	$71,521	$88,256	$102,435
Depreciation and amortization
Southern Nevada	$10,951	$21,238	$20,711	$19,724	$15,208
Northern Nevada	5,852	7,193	6,611	6,395	5,241
Midwest	6,542	8,103	10,551	11,228	11,316
Corporate and Other	527	155	310	310	314
Discontinued Operations	7,426	13,964	17,243	20,126	24,326

Total depreciation and amortization	$31,298	$50,653	$55,426	$57,783	$56,405
Loss on impairment of assets	—	80,122	7,192	106,271	72,965
Restructuring expense	—	—	9,814	17,717	—
Selling Expenses	1,111	—	—	—	—
Operating income (loss)	47,384	(53,409)	(911)	(93,515)	(26,935)
Other non-operating items
Interest expense, net of capitalized interest (capitalized interest of $86, $0, $0, $0 and $206, respectively)	(35,684)	(25)	(29,530)	(116,832)	(85,631)
Change in value of derivatives	—	—	—	—	(16,115)
Interest Income	93	114	161	921	1,481
Reorganization expenses	—	(6,797)	(29,810)	—	—
Fresh start accounting adjustments	—	(185,297)	—	—	—
Reorganization of debt	—	633,659	—	—	—
Other	(1,576)	—	—	—	—

Total other non-operating costs and expenses	(37,167)	441,654	(59,179)	(115,911)	(100,265)

Income Tax	(3,695)	—	—	—	—
Net income (loss)	$6,522	$388,245	$(60,090)	$(209,426)	$(127,200)

(1)
Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization, plus loss on impairment of assets, plus restructuring expense, plus interest income and expense, plus reorganization expenses, fresh start adjustments and reorganization of debt adjustments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

        Affinity Gaming, LLC (formerly known as Herbst Gaming, LLC) (and together with its subsidiaries, the "Company," "Successor," "we" or "us") was organized in the State of Nevada on March 29, 2010. The Company changed its name to Affinity Gaming, LLC, effective May 20, 2011, to reflect its new beginning, new Board of Directors and new management team. We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. ("HGI" and, together with its subsidiaries, the "Predecessor") pursuant to Predecessor's plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Plan"). Predecessor's bankruptcies were jointly administered under the lead case In re: Zante, Inc., Case No. BK-N-09-50746-GWZ in the United States Bankruptcy Court for the District of Nevada, Northern Division (the "Bankruptcy Court").

        The reorganization of Predecessor was substantially consummated on December 31, 2010 (the "Emergence Date"), wherein we acquired all of Predecessor's assets in consideration for the issuance of our membership interests and senior secured loans. See Note 2—Fresh Start Accounting for a further description of the reorganization of Predecessor.

        On the Emergence Date, we elected to be taxed as a partnership. Effective April 1, 2011, the Company elected to be treated as a corporation for purposes of federal income tax (the "Conversion"). Prior to the Conversion, the Company was treated as a partnership for Federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion.

        We are a diversified, multi-jurisdictional casino operator with wholly-owned casino operations in Nevada, Missouri and Iowa. In February 2012, the Company completed the planned sale of certain assets and liabilities related to its slot route operation and its casinos in Pahrump and Searchlight, Nevada. Assets and liabilities related to these operations have been classified as assets/liabilities held for sale in our consolidated balance sheets and their results of operation have been included in discontinued operations. See Note 3 to our consolidated financial statements for further detail related to discontinued operations.

        We have aggregated certain of our operations in order to present three Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, and (iii) Midwest. See Note 17 to our consolidated financial statements for a listing of the properties that comprise each reportable segment.

Recent Trends and Initiatives

        On February 27, 2012, the Company sold its casino in Searchlight, Nevada, and the portion of its slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC, a Las Vegas-based slot route operator. On February 29, 2012, the Company sold the remainder of its slot route operations, as well as its two Pahrump, Nevada casinos, to Golden Gaming, Inc., a Las Vegas-based casino, tavern and slot route operator. In addition, as part of the transaction with Golden Gaming, the Company acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado—and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012. Pending licensure, we receive fixed monthly rental payments under the lease.

        The Company focuses on operation of locals oriented casinos catering to customers in drive-in markets. Divesting of the slot route operation and smaller Nevada casinos while acquiring the Black Hawk Colorado casinos are critical to the Company's long-term strategic vision.

        The economic downturn that began in 2007 presented challenges to our business as consumer confidence and discretionary spending were adversely impacted across all of our markets. Declines in average customer spending and customer traffic during the recent recession have had a negative impact on our revenue. However, despite these macroeconomic challenges, we have performed favorably compared to our competitors as evidenced by our stable operating margins and improved Segment EBITDA. We took steps to stabilize Segment EBITDA through targeted marketing campaigns and cost savings initiatives at our properties. We have improved the efficiency of our property operations and reduced costs throughout the Company. These enhancements have allowed us to maintain or improve our operating margins despite revenue declines.

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

        Should the economic recovery continue, we believe we are well-positioned to capitalize on high repeat patronage from our local and drive-in tourist gaming markets. Our business strategy focuses on attracting and fostering repeat business from our local gaming patrons. Local gaming patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere. We believe our continued commitment to providing a value-oriented, quality casino entertainment experience for our customers will allow us to gain market share.

Matters Affecting Comparability of Results

        Several significant factors or events have had a material impact on our results of operations for the periods discussed below and affect the comparability of our results of operations from period to period.

Assets held for sale

        In February 2012, we completed the planned sale of our slot route, two Pahrump, Nevada casinos and our Searchlight, Nevada casino. The results of the slot route and three casinos are presented as discontinued operations for all periods presented.

St Jo, Missouri Flood

        On June 27, 2011, the Company's casino located in St. Joseph, Missouri was closed due to flooding of the Missouri River. The casino reopened on September 29, 2011. Our insurance policies provided coverage for property damages and losses, subject to a deductible. Our insurance policies also provided coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs we incurred related to the damages and losses suffered. Our consolidated results of operations for the year ended December 31, 2011 include a net $3.3 million gain related to insurance proceeds received from our carriers. The net gain is recorded in the line item write-offs, reserves and recoveries. Although the net insurance recovery essentially replaces the lost EBITDA for the period the casino was closed, casino revenues and related expenses are not comparable for the periods presented. See Note 12 to the consolidated financial statements for further information regarding the flood.

Emergence from Chapter 11 Reorganization

        On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of Senior Secured Loans and the issuance to Predecessor of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by Predecessor to the lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor's approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes and $170.0 million of outstanding principal amount of 7% senior subordinated notes were terminated and (iv) 100% of the existing equity in Predecessor was cancelled.

        On December 31, 2010, we adopted fresh start accounting in accordance with ASC 852-10-15. As a result, the value of Predecessor's assets, including intangible assets, and liabilities have been adjusted to their fair values with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as goodwill on our consolidated balance sheet. We have presented the balance sheet of Predecessor for comparative purposes only. Because we conducted no business prior to December 31, 2010, we have presented the results of Predecessor for the years ended December 31, 2010 and 2009.

        As a result of our adoption of fresh start reporting on December 31, 2010, certain reorganization and fresh start adjustments that are included in Predecessor's operating results for the year ended December 31, 2010 make the results of Predecessor not comparable. In particular, the assets and liabilities of Predecessor have been adjusted to fair value and certain assets and liabilities not previously recognized in Predecessor's financial statements have been recognized under fresh start reporting. Significant fresh start items affecting net income for the year ended December 31, 2010 include the decrease in fair value of assets totaling $185.3 million and the reorganization of Predecessor debt in the amount of $633.7 million. In addition, Predecessor recorded reorganization and restructuring expenses in connection with the Restructuring Transactions of $6.8 million and $29.8 million for the years ended December 31, 2010 and 2009, respectively.

Debt and Interest Expense

        On March 22, 2009, Predecessor filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. From March 22, 2009 through February 5, 2010, Predecessor operated the business and managed the properties as debtors-in-possession. During this period, Predecessor did not record or pay interest expense. Interest expense for continuing operations, included in net income (loss) for the years ended December 31, 2011, 2010 and 2009 was $30.6, $0.25 and $25.3 million, respectively.

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

Results of Operations

        Our financial results are highly dependent upon the number of customers we attract to our casino facilities and the amounts those customers spend per visit. All of our casino properties focus on local customers with an emphasis on slot machine play. Our slot route operation depended on the local population in Nevada where we operated. Generally, we believe that our operating results for the years ended December 31, 2011, 2010 and 2009 have been adversely impacted by the weakened global economy. Continued high unemployment rates and weak housing prices in the markets in which we operate have also negatively impacted our revenue.

        The following provides a summary of overall operating results:

		Predecessor
	Successor
		Year Ended December, 31
	Year Ended December 31, 2011
		2010	2009
Continuing Operations:
Net revenues, continuing operations	$431,900	$431,873	$445,486
Segment EBITDA, continuing operations	67,597	64,705	50,176
Discontinued Operations:
Net revenues, discontinued operations	$199,302	$204,446	$223,442
Segment EBITDA, discontinued operations	12,196	12,661	21,345
Consolidated Operations:
Net revenues	$631,202	$636,319	$668,928
Segment EBITDA	79,793	77,366	71,521

Revenues by Category

        The following table presents detail of our consolidated gross revenues and costs and expenses by category for continuing operations:

		Predecessor
	Successor	Year Ended December, 31
	2011	% Change	2010	% Change	2009
Gross Revenues
Gaming	$297,518	(4)%	$308,410	(3)%	$317,496
Fuel & Retail	91,684	13%	80,838	11%	72,884
Food and Beverage	49,136	(4)%	51,344	(14)%	59,589
Lodging	33,042	4%	31,778	(2)%	32,451
Other	20,152	(1)%	20,269	(29)%	28,374

Total Gross Revenues	$491,532	0%	$492,639	(4)%	$510,794
Promotional Allowances	(59,632)	(2)%	(60,766)	(7)%	(65,308)

Net Revenues	431,900	0%	431,873	(3)%	445,486

Costs and Expenses
Gaming	112,180	(2)%	114,745	(4)%	119,565
Fuel & Retail	81,759	16%	70,785	6%	66,780
Food and Beverage	49,256	(3)%	50,671	(17)%	61,087
Lodging	21,950	2%	21,441	(9)%	23,674
General and Administrative	80,141	(4)%	83,402	(9)%	91,731
Other	12,571	(11)%	14,188	(34)%	21,416
Corporate	12,834	8%	11,936	8%	11,057
Write downs, reserves and recoveries	(6,388)	(100)%	—	—%	—

Total Segment Costs and Expenses	364,303	%	367,168	%	395,310

Segment EBITDA Margins
Gaming (net of promotional allowances)	42%		43%		42%
Fuel & Retail	11%		12%		8%
Food and Beverage	0%		1%		(3)%
Lodging	34%		33%		27%
Other	38%		30%		25%

Gross Revenue

        We derive a substantial amount of our gross revenues from continuing operations from gaming operations at our casinos, which produced approximately 61%, 63% and 62% of our gross revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Gaming revenues include revenues from slot machines and table games. Gaming revenues are generally defined as gaming wins less gaming losses. Our largest component of revenues is from our slot machines. Promotional allowances consist primarily of food and beverage, hotel rooms and entertainment furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. Promotional allowances were 12% of gross revenues for the years ended December 31, 2011 and 2010 and 13% for the year ended December 31, 2009. The promotional environment continues to be highly competitive and we continue to manage promotional expenses across our properties.

        Gross revenues from fuel and retail operations represent the next most significant source of gross revenue, comprising approximately 19%, 16% and 6% of our gross revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Our fuel and retail operations include a gas station and convenience store located at the Lakeside property in Osceola, Iowa; a gas station and convenience store at the Gold Ranch property in Verdi, Nevada; and a total of three gas stations and full service retail complex located at the Primm properties.

        Food and beverage revenues are derived from food and beverage sales in the restaurants, bars and entertainment outlets. Food and beverage revenues are recognized at the time the food and/or beverage are provided to the guest. Food and beverage revenues from outlets that we own and operated at our casino locations produced approximately 10% of our gross revenues for the years ended December 31, 2011 and 2010 and approximately 14% of our gross revenues for the year ended December 31, 2009.

        Lodging revenues from our hotel operations accounted for approximately 7%, 6% and 12% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Lodging revenues are derived from rooms rented to guests. "Average daily rate" is an industry specific term used to define the average amount of revenue per occupied room per day. "Occupancy percentage" defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenues are recognized at the time the room is provided to the guest.

        Other revenues are primarily derived from rental income from third-party leasing arrangements, management consulting fees, entertainment, lottery and ATM revenues at our casino properties and produced approximately 4% of our gross revenues for the years ended December 31, 2011 and 2010 and approximately 6% of our gross revenues for the year ended 2009.

Costs and Expenses

        Direct costs and expenses, including selling, general and administrative expenses for each of our properties are aggregated and included in Reportable Segment expenses discussed below.

        Corporate expenses represent unallocated payroll, professional fees and other expenses that are not directly attributable to our Reportable Segment operations. Corporate expenses as a percentage of gross revenues were 1.2%, 2.4% and 2.2% for the years ended December 31, 2011, 2010 and 2009, respectively. The decline in corporate expenses for the year ended December 31, 2011 when compared to the year ended December 31, 2010 was primarily attributable to write-offs, reserves and recoveries reported in the corporate segment. Recoveries totaling $3.1 million were recorded at corporate for the year ended December 31, 2011 related to settlement of a litigation claim as discussed in Note 12 and an insurance settlement as discussed in Note 16 to the consolidated financial statements.

Results of Operations by Reportable Segment

        We review results of operations based upon Reportable Segments. Reportable Segment EBITDA represents each property's earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.

        The following table presents financial information, by Reportable Segment, for the three years ended December 31, 2011, 2010, and 2009:

	Successor		Predecessor
	Year Ended December 31,		Year Ended December, 31
	2011	% Contribution	2010	% Contribution	2009	% Contribution
Gross Revenues
Southern Nevada	$263,452	38%	$256,510	37%	$278,428	38%
Northern Nevada	91,373	13%	90,113	13%	88,318	12%
Midwest	136,073	20%	145,843	21%	143,675	19%
Other	633	—%	174	—%	370	—%
Discontinued Ops	202,986	29%	208,461	30%	227,687	31%

Total Gross Revenues	$694,517	100%	$701,101	100%	$738,478	100%

Segment EBITDA
Southern Nevada	$21,506	27%	$23,269	30%	$14,199	20%
Northern Nevada	14,700	18%	13,899	18%	10,509	15%
Midwest	40,463	51%	39,300	51%	36,155	51%
Corporate and Other	(9,072)	(11)%	(11,762)	(15)%	(10,688)	(15)%
Discontinued Ops	12,196	15%	12,660	16%	21,346	30%

Total EBITDA	$79,793	100%	$77,366	100%	$71,521	100%

Southern Nevada

        Southern Nevada casino operations include Terrible's Las Vegas, the Henderson Casino, Primm Valley, Buffalo Bill's and Whiskey Pete's. In addition to casino operations, our results from Primm include the operation of three gas station/convenience stores and a lottery store. In 2011, we terminated the lease under which we operated the two 18-hole Tom Fazio designed golf courses at Primm. The golf courses, club house and restaurant are now leased to an independent third party by the owner of the land. Southern Nevada revenue for the years ended December 31, 2009, 2010 and through June 2011, include revenue attributable to the golf courses while we operated them. Southern Nevada operations accounted for 38%, 37% and 38% of the Company's gross revenues for the years ended December 31, 2011, 2010 and 2009 respectively.

  Year Ended December 31, 2011 compared to Year Ended December 31, 2010

        Gross revenues in the region increased $6.9 million, or 2.7%, to $263.5 million in 2011 from $256.5 million in 2010. The revenue increase was primarily driven by Primm where revenues increased $9.6 million or 4.8% for the year ended December 31, 2011 when compared to the year ended December 31, 2010. Fuel and retail revenues at Primm increased $11.1 million or 20.6% for the twelve months ended December 31, 2011 when compared to the twelve months ended December 31, 2010. The significant increases in fuel and retail revenue were driven by increases in both volume and retail price of regular and diesel fuel. Increases in fuel and retail revenues at Primm were offset by reductions in casino revenue, as our feeder markets continue to see record high unemployment and foreclosure rates affecting the discretionary spend of our customer base. Revenue increases at Primm were offset by revenue declines at Terrible's Las Vegas and the Henderson Casino where combined revenues declined $2.7 million or 4.8% for the twelve months ended December 31, 2011 when compared to the twelve months ended December 31, 2010. Revenue declines at both Southern Nevada casinos were primarily attributable to casino slot revenue declines which have been adversely affected by an intense promotional environment and cautious consumer spending, resulting in a noticeable decline in the amount spent per visitor.

        Southern Nevada Segment EBITDA decreased $1.8 million or 7.8%, to $21.5 million in 2011 from $23.3 million in 2010 primarily as a result of increased casino promotional allowances due to the highly competitive local slot market. Casino promotional allowances in Southern Nevada increased $1.3 million or 4.0%, accounting for nearly all of the Segment EBITDA decline. The Company has implemented and maintained an efficient cost structure to avoid erosion of operating margins while preserving marketing and promotional campaigns to ensure we maintain appropriate returns on player investment in the highly competitive locals gaming market.

  Year Ended December 31, 2010 compared to Year Ended December 31, 2009

        Gross revenues in the region declined $21.9 million, or 7.9%, to $256.5 million for the twelve months ended December 31, 2010 from $278.4 million for the twelve months ended December 31, 2009. Revenue declines in 2010 were primarily attributable to Primm where revenues declined $21.0 million or 9.4% in 2010 when compared to 2009. Primm casino revenues declined $9.8 million, or 10% due to reduced visitor volume and reduced amount spent per visitor. Fuel and retail revenues increased $6.8 million, or 14%, due, most significantly, to increases in the retail price of gasoline. Food and beverage revenues decreased $9.0 million, primarily due to a move to outsourced restaurants. During 2010, we closed a coffee shop that we operated at a loss and replaced it with a Denny's which is operated by a third party. This change in operating strategy, coupled with other targeted expense reductions, allowed us to increase overall food and beverage profitability while adding a desirable amenity for our guests. Hotel revenues declined $1.0 million due to continued demand for lower room rates and intense promotional competition from Las Vegas strip resorts. Other revenue includes revenues generated from entertainment, the lottery store and golf course. Other revenues decreased $8.5 million mainly attributable to the reduction of entertainment events, which represented $7.6 million of the revenue decline.

        Despite revenue declines, Southern Nevada Segment EBITDA increased by $9.1 million, or 63.9%, to $23.3 million in 2010 from $14.2 million in 2009 as a result of significant cost savings measures implemented throughout the Company beginning in the fourth quarter of 2009. Total expenses in Southern Nevada were down $24.9 million, or 11.0%, for the year ended December 31, 2010 when compared to the year ended December 31, 2009. Overall, expenses associated with Primm were reduced by a total of $20.8 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009. Included in the expense declines in 2010 are $10.6 million in expense reductions in the food and beverage operations (including the outsourcing of outlets), $7.2 million in expense reductions related to the elimination of entertainment offerings, $1.9 million reduction in variable hotel operating expenses (including payroll and related expense reductions) and $5.6 million in general and administrative expense reductions primarily seen in payroll and related expenses. Offsetting the expense reductions is an increase of $5.3 million in the cost of fuel. Expense reductions at Terrible's Las Vegas and the Henderson Casino totaled $4.1 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009. Expense reductions were seen across all divisions and included payroll and related reductions of $1.6 million, promotional and advertising reductions of $2.1 million and reductions in general and administrative expense of $0.4 million.

Northern Nevada

        Northern Nevada operations include the Sands, Rail City, Gold Ranch and Dayton Casino. Northern Nevada casino operations accounted for 13% of the Company's gross revenues for the years ended December 31, 2011 and 2010 and 12% of the Company's gross revenues for the year ended December 31, 2009.

  Year Ended December 31, 2011 compared to Year Ended December 31, 2010

        Gross revenues in the region increased $1.3 million, or 1.4%, to $91.3 million for the twelve months ended December 31, 2011 from $90.1 million for the twelve months ended December 31, 2010. We experienced revenue increases at Rail City, Gold Ranch and Dayton Depot totaling $1.8 million while revenues at the Sands declined slightly by $0.6 million. The challenging economic environment and more intense competition for a reduced number of visitors, both from Native American gaming and within the Reno market, continue to be negative factors impacting business levels. Successful targeted marketing campaigns mitigated the macro-economic challenges and allowed us to improve revenue across divisions at the properties where increases were seen. The Sands revenue decline was primarily attributable to reduced average daily rate and occupancy in hotel operations.

        Northern Nevada Segment EBITDA increased by $0.8 million to $14.7 million for the twelve months ended December 31, 2011 when compared to the twelve months ended December 31, 2010. The improvement in Segment EBITDA was driven by the revenue improvement across operating departments coupled with continued effective margin management. Overall, Segment EBITDA operating margin improved to 16.1% for the year ended December 31, 2011 compared to 15.1% for the year ended December 31, 2010.

  Year Ended December 31, 2010 compared to Year Ended December 31, 2009

        Gross revenues in the region increased $1.8 million, or 2.1%, to $90.1 million for the year ended December 31, 2010 from $88.3 million for the year ended December 31, 2009. Revenues were up in all divisions due to slight increases in volume. Fuel and retail revenues were the largest component of the revenue increase, up $0.8 million when compared to 2009. Food and beverage revenues also increased $0.5 million for the twelve months ended December 31, 2010 when compared to the twelve months ended December 31, 2009.

        Northern Nevada Segment EBITDA increased by $3.4 million to $13.9 million for the twelve months ended December 31, 2010 from $10.5 million for the twelve months ended December 31, 2009. In addition to the revenue improvements, Segment EBITDA increases were driven by expense reductions of $1.6 million. The Company implemented significant cost savings measures in 2010 with the largest savings seen in payroll and selling, general and administrative expenses.

Midwest

        Midwest operations include the St Jo Frontier Casino in Missouri, the Mark Twain Casino in Missouri and the Lakeside Casino Resort in Osceola, Iowa. Midwest casino operations accounted for 20%, 21% and 19% of the Company's gross revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

        On June 27, 2011, the Company's casino located in St. Joseph, Missouri was closed due to flooding of the Missouri River. The casino reopened on September 29, 2011. Our insurance policies provided coverage for property damage and losses, subject to a deductible. Our insurance policies also provided coverage for interruption to our business, including lost profits (subject to a seven day deductible), and reimbursement for other expenses and costs we incurred related to the damages and losses suffered. Our consolidated results of operations for the year ended December 31, 2011 include a net $3.3 million gain related to insurance proceeds received from our carriers. The net gain is recorded in the line item write-offs, reserves and recoveries. Although the net insurance recovery essentially replaces the lost EBITDA for the period the casino was closed, due to the income statement presentation of the gain, casino revenues and related expenses are not comparable for the periods presented. See Note 12 to the Consolidated Financial Statements for further information regarding the flood.

  Year Ended December 31, 2011 compared to Year Ended December 31, 2010

        Gross revenues for our Midwest casinos decreased $9.8 million, or 6.7%, for the twelve months ended December 31, 2011 when compared to the twelve month period ended December 31, 2010. The decrease in gross revenue is entirely attributable to the temporary closure of St Jo and the financial statement presentation of proceeds from our insurance carriers for lost profit during the closure period. Normalized to account for the period that property was closed, gross revenue for the Midwest would have been approximately $147.0 million for the twelve months ended December 31, 2011 compared to $145.9 million, an increase of $1.1 million or 0.8%. For the year ended December 31, 2011, gross revenues at St Jo excluding the period the property was closed due to the flood, increased $1.0 million or 2.4% when compared to the year ended December 31, 2010. Gross revenues at Mark Twain increased $0.4 million or 1.0% while gross revenues at Lakeside decreased $0.3 or 0.5% for the year ended December 31, 2011 compared to the year ended December 31, 2010. Revenue improvements at Mark Twain in 2011 established a new record achieving the highest gross revenues since the property's opening.

        Segment EBITDA at the Midwest casinos increased $1.2 million or 3.0% for the twelve months ended December 31, 2011 when compared to the twelve months ended December 31, 2010. Normalized to exclude the effects of the flood, Segment EBITDA at St Jo was up $1.2 million for the year ended December 31, 2011 when compared to the year ended December 31, 2010. Our insurance policies provided coverage for interruption to our business, net of a seven day deductible, as well as property losses related to the flood. The proceeds for property damage in excess of costs incurred and proceeds for business interruption proceeds have been recorded in the line item write-offs, recoveries and reserves in the accompanying statement of operations for the year ended December 31, 2011. Overall, we recorded a gain from insurance proceeds related to the flood of $3.3 million. The gain is net of the net book value of assets destroyed in the amount of $0.1 million and deductibles on our property insurance coverage of $0.1 million. Segment EBITDA at Mark Twain increased $0.4 million, while Segment EBITDA at Lakeside decreased $0.3 million for the year ended December 31, 2011 when compared to the year ended December 31, 2010, consistent with revenue fluctuations at each property. Management continues to closely monitor promotional and marketing spend per visitor in response to increased competition and an intense promotional market at each of the Midwest properties.

  Year Ended December 31, 2010 compared to Year Ended December 31, 2009

        Gross revenues for our Midwest casinos increased $2.2 million, or 1%, to $145.8 million in 2010 compared to $143.7 million in 2009. The increases were primarily from our Missouri properties as gross revenues at St Jo increased by $1.7 million and gross revenues at Mark Twain increased $0.9 million, while revenues at the Iowa property decreased $0.4 million. Gross revenue increases at the Missouri properties were driven by targeted marketing campaigns while gross revenue declines in Iowa were the result of continued weak economic conditions in the market.

        Segment EBITDA at the Midwest casinos increased by $3.1 million, or 9%, to $39.3 million for the year ended December 31, 2010 when compared to Segment EBITDA of $36.2 million for the year ended December 31, 2009. Revenue increases and costs saving initiatives at the Missouri properties resulted in an overall increase to Segment EBITDA of $3.7 million. Compared to 2009, expenses at the Missouri properties were down $0.9 million primarily due to reductions in payroll and related expenses. Lakeside Segment EBITDA declined $0.6 million primarily related to the revenue declines with expenses increasing by $0.2 million when compared to 2009 primarily due to trial marketing campaigns.

Discontinued Operations

  Year Ended December 31, 2011 compared to Year Ended December 31, 2010

        Results for each of the casino properties and the slot route operation sold in accordance with the JETT Agreement and the Golden Agreements have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Gross revenues for discontinued operations declined $5.5 million or 2.7% for the year ended December 31, 2011 when compared to the year ended December 31, 2010. Revenue declines were primarily attributable to the slot route operation which saw revenue declines of $6.2 million or 3.4% year over year. Persistently high unemployment and foreclosure rates in Nevada continued to affect our local customer base and revenues derived from the slot route. Revenues attributable to the Pahrump and Searchlight casinos increased $0.7 million or 2.8% for the twelve months ended December 31, 2011 when compared to the twelve months ended December 31, 2010. Revenue increases at the Pahrump properties of $0.8 million were offset by a $0.1 million decline in revenues at the Searchlight casino. Revenue increases in Pahrump were primarily driven by targeted marketing campaigns implemented during the year.

        Segment EBITDA for discontinued operations decreased by $0.5 million, or 3.7%, to $12.2 million for the year ended December 31, 2011 when compared to Segment EBITDA of $12.7 million for the year ended December 31, 2010. Slot route expenses include fixed space lease payments to our chain store accounts and participation expenses, which represent revenue share arrangements with our street accounts. Slot route Segment EBITDA decreased by $1.8 million, or 23.7%, to $5.8 million for the year ended December 31, 2011 from $7.7 million for the year ended December 31, 2010 primarily due to the fixed nature of those expenses against declining revenues.

  Year Ended December 31, 2010 compared to Year Ended December 31, 2009

        Gross revenues for discontinued operations declined $19.2 million or 8.5% for the year ended December 31, 2010 when compared to the year ended December 31, 2009. Revenue declines were primarily attributable to the slot route operation which saw revenue declines of $19.1 million or 9.4% year over year. High unemployment and continued macro-economic challenges in the Nevada market had an adverse affect on slot revenues in the chain and street locations in which we operate our slot route. Revenues of the Pahrump and Searchlight casinos declined $0.1 million or 0.5% for the year ended December 31, 2010 when compared to the year ended December 31, 2009.

        Segment EBITDA for discontinued operations decreased by $8.7 million, or 40.7%, to $12.7 million for the year ended December 31, 2010 when compared to Segment EBITDA of $21.3 million for the year ended December 31, 2009. Slot route Segment EBITDA declined $10.0 million or 57.7% year over year while Segment EBITDA from the Pahrump and Searchlight casinos increased $1.4 million or 37.2% year over year. Segment EBITDA declines on the slot route were primarily the result of the fixed nature of space lease payments to our chain store accounts and participation expenses, which represent revenue share arrangements with our street accounts on declining revenue.

Black Hawk, Colorado

        Pursuant to the Black Hawk Agreement, upon the terms and subject to the conditions thereof, the Company agreed to purchase the assets and assume certain liabilities of Golden Gaming's Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, each located in Black Hawk, Colorado (the "Black Hawk Casinos"). The Company acquired the land and buildings of the Black Hawk Casinos and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012.

        Unaudited net revenue of the Black Hawk Casinos for the year ended December 31, 2011 was $46.5 million. Pro forma consolidated Affinity net revenue, prepared as if we acquired the Black Hawk Casinos as of January 1, 2011 would have been $478.4 million. Unaudited EBITDA of the Black Hawk Casinos for the year ended December 31, 2011 was $10.7 million. Pro forma EBITDA from Affinity's continuing operations, prepared as if we acquired the Black Hawk Casinos on January 1, 2011 would have been $78.3 million.

Liquidity and Capital Resources

Overview

        Our cash and cash equivalents balance as of December 31, 2011 was $53.4 million. Unaudited pro forma cash and cash equivalents as of December 31, 2011, adjusted to add the excess cash retained by the Company in connection with the close of the Golden Gaming and JETT agreements is $77.7 million. Additionally, our restricted cash balance as of December 31, 2011 was $9.2 million. Restricted cash consists primarily of cash held in reserve to satisfy Predecessor legal claims and cash held in escrow in accordance with the terms of the Golden Gaming asset purchase agreement. As discussed in Note 15 to the consolidated financial statements, we expect the restricted cash held in reserve for legal claims against the Predecessor to be released to us in early 2012 in connection with an agreed upon settlement of the litigation. Further, the restricted cash held in escrow for the Golden Gaming transaction was released to us on March 1, 2012. Our unaudited pro forma cash balance, assuming the restricted cash was released as of December 31, 2011, would have been $82.3 million.

        Our business relies on cash flows from operations as our primary source of liquidity. We do not currently have access to additional liquidity, if needed, through borrowings under our Credit Agreement. Our Credit Agreement does permit us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business. We cannot provide assurance that, if required, we will be able to obtain necessary approval for additional financing under our Credit Agreement. Our primary cash needs for the next twelve months of operations include interest payments on our debt and capital expenditures for refurbishment of some of our properties, acquisition of slot machines and other equipment required to maintain our facilities. Required principal prepayment on our debt is based on excess cash flow (as defined in the Credit Agreement and described below) calculated at the end of each calendar year. The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities. Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

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

Cash Flows from Operating Activities, Continuing Operations

        Net cash provided by operating activities was $28.2 million for the year ended December 31, 2011 compared to net cash provided by operating activities of $53.5 million for the year ended December 31, 2010, a decrease of $25.3 million. Operating cash flows decreased in connection with the increases in accounts receivable and accounts payable during the year ended December 31, 2011.

        Net cash provided by operating activities was $53.5 million for the year ended December 31, 2010 compared to net cash provided by operating activities of $52.3 million for the year ended December 31, 2009, an increase of $1.2 million. Net cash provided by operating activities increased in connection with the net income increase offset by reorganization and restructuring expenses paid during the year ended December 31, 2010.

Cash Flows from Investing Activities, Continuing Operations

        Net cash used in investing activities was $36.0 million for the year ended December 31, 2011 compared to $31.1 million for the year ended December 31, 2010. Net cash used in investing activities is primarily comprised of $33.6 million in capital expenditures for the year ended December 31, 2011. Our primary capital expenditures during the year ended December 31, 2011 included $2.5 million in capital expenditures related to the new hotel in Iowa, slot machine purchases of $9.8 million, property-level maintenance costs of $14.3 million, and $7.0 million of project-related costs. Project capital expenditures were primarily associated with the construction of a new truck stop and completion of room remodels at Primm, Nevada.

        Net cash used in investing activities was $31.1 million for the year ended December 31, 2010 compared to $12.9 million for the year ended December 31, 2009. Net cash used in investing activities is primarily comprised of $24.1 million in capital expenditures for the year ended December 31, 2010. Our primary capital expenditures during the year ended December 31, 2010 included slot machine purchases of $7.3 million, property-level maintenance costs of $13.1 million, and $3.7 million of project-related costs primarily associated with refurbishments at the Primm properties.

Cash Flows from Financing Activities, Continuing Operations

        Net cash used in financing activities was $3.2 million for the year ended December 31, 2011 compared to $38.3 million for the year ended December 31, 2010. Cash flows from financing activities during the year ended December 31, 2011 were primarily comprised of loan origination fees of $1.6 million and repayment of long-term debt with proceeds from insurance settlement of $1.6 million. Cash flows from financing activities for the year ended December 31, 2010 were primarily attributable to cash collateral adequate protection payments of $38.3 million paid in 2010 during the pendency of the Chapter 11 Cases. From February 5, 2010 through December 31, 2010, we were subject to the Cash Collateral Order of the Bankruptcy Court that called for periodic sweeps of cash in excess of $100 million (as defined in the Bankruptcy Order) to be paid to the lenders under the HGI Credit Facility.

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

Credit Agreement

        On December 31, 2010, we entered into the Credit Agreement. The Credit Agreement (i) provides for $350.0 million principal amount of Senior Secured Loans, (ii) is secured by substantially all of our assets and the assets of our existing or subsequently acquired direct or indirect subsidiaries, other than such assets that may not be pledged pursuant to applicable gaming laws, and (iii) is guaranteed by each such subsidiary. The Senior Secured Loans bear interest at the rate of, at the Company's election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor of 3% and 4% respectively. The principal amount of the Senior Secured Loans is payable on the maturity date, which shall be the earlier of December 31, 2015 or the acceleration of the Senior Secured Loans in accordance with the terms of the Credit Agreement.

        The Credit Agreement includes customary covenants and mandatory prepayments equal to 75% of the Company's Excess Cash Flow (as defined in the Credit Agreement). For the period ended December 31, 2011, the Company anticipates making a mandatory prepayment under this provision of the Credit Agreement in the amount of $1.3 million. The Company is also required to prepay the Credit Agreement with proceeds from sale of assets, certain casualty events (subject repair and replacement rights), equity issuances, debt incurrences and certain extraordinary payments received outside of the ordinary course of business. If prepayment is made, prepayment penalties apply if such prepayment is made (i) prior to the first anniversary of the closing, 3%, (ii) between the first anniversary and the second anniversary of the closing, 2%, and (iii) between the second anniversary and the third anniversary of the closing, 1%.

        The Credit Agreement contains customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of our properties, the ability to acquire or dispose of assets and the ability to make loans or other investments. In addition, the Company is required by the financial covenants as of December 31, 2011 to maintain a Leverage Ratio, as defined, of not greater than 6.00 to 1.00, an Interest Coverage Ratio, as defined, of not less than 1.70 to 1.00 and to limit Capital Expenditures, as defined, to a maximum of $35,000,000. We believe that we were in compliance with the Leverage Ratio, Interest Coverage Ratio and Capital Expenditure covenants in the Credit Agreement, which, at December 31, 2011 were 4.37 to 1.00, 2.24 to 1.00 and $34,404,102 respectively.

        At December 31, 2011, assuming our Indebtedness remains constant, we estimate that we could sustain up to a 27.2% decline in our LTM EBITDA, as defined in the Credit Agreement, and still remain in compliance with our maximum permitted Leverage Ratio covenant for that period. In addition, at December 31, 2011, assuming our current level of interest expense remains constant, we estimate that we could sustain a up to a 24.0% decline in our LTM EBITDA, as defined in the Credit Agreement, and still remain in compliance with our minimum Interest Coverage Ratio for that period.

Off-Balance Sheet Arrangements

        We currently have no material off-balance sheet arrangements.

Contractual Obligations Table

        The following table summarizes our contractual obligations as of December 31, 2011.

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long Term Debt	$348,400	$—	$—	$348,400	$—
Estimated interest payments(1)	175,000	35,000	70,000	70,000	—
Operating Leases(2)	354,918	62,932	104,421	12,559	175,006

Total contractual cash obligations	$878,318	$97,932	$174,421	$430,959	$175,006

(1)
Estimated interest for variable rate debt is based on rates at December 31, 2011.

(2)
Includes lease commitments for discontinued operations.

Critical Accounting Policies

        Management's discussion and analysis of our results of operations and liquidity and capital resources is based on our financial statements. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows.

        Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates. However, by their nature, judgments are subject to an inherent degree of uncertainty and therefore actual results can differ from our estimates.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates incorporated into the Company's consolidated financial statements include: fair value determination in conjunction with fresh start accounting, reorganization valuation, the estimated useful lives for depreciable and amortizable assets, and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

Long-Lived Assets

        In accordance with the provisions of ASC Topic 360, the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We evaluate our property and equipment and other long-lived assets for impairment based on our classification as held for sale or held for use. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

        There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.

        On a quarterly basis, we review our major long-lived assets to determine if events have occurred or circumstances exist that indicate a potential impairment. Potential factors which could trigger an impairment include underperformance compared to historical or projected operating results, negative industry or economic factors, or significant changes to our operating environment. We estimate future cash flows using our internal budgets. When appropriate, we discount future cash flows using a weighted-average cost of capital, developed using a standard capital asset pricing model, based on guideline companies in our industry. The tests resulted in no impairment to long-lived assets for the years ended December 31, 2011, 2010 and 2009.

Goodwill and Intangible Assets

        We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC Topic 350"). Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates. As of the date we completed our 2011 goodwill impairment analysis, the estimated fair values of our reporting units with associated goodwill were substantially in excess of their carrying values for all our reporting units so no impairment charges were recorded. See Note 6—Goodwill and Other Intangible Assets of our consolidated financial statements for further discussion of impairment charges related to our goodwill and other intangible assets.

        There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions.

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

        Liabilities in respect of the Company's player's club program are recognized as points are earned and are included in the "Other liabilities" line of the Company's consolidated Balance Sheet. Expenses in respect of the Company's player's club program are included in the "Promotional allowances" line of the Company's consolidated Statement of Operations.

Accounting for Share-Based Compensation

        All share-based payments to employees are recognized in the financial statements based on their fair values on the grant date. We recognize those costs in the financial statements over the vesting period during which the employee provides services in exchange for the award. The fair value of each time-vested option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The model requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the equity grant. We are required to include an estimate of the number of awards that will be forfeited and update that number based on actual forfeitures.

Income Taxes

        On the Emergence Date, the Company elected to be treated as a partnership for income tax under the provisions of the Internal Revenue Code. Under those provisions, the members are liable for income tax on the taxable income of the Company as it affects the members' individual income tax returns. Effective April 1, 2011, the Company elected to be treated as a C corporation for income tax under the provisions of the Internal Revenue Code. In connection with this election, the Company has included a provision for income taxes and related tax asset and liability accounts for the year ended December 31, 201. The Predecessor elected to be taxed as an S corporation for income tax under the provisions of the Internal Revenue Code. Accordingly, no provision for income taxes has been included in the condensed consolidated financial statements of the Predecessor.

Litigation, Claims and Assessments

        We utilize estimates for litigation, claims and assessments related to our business and tax matters. These estimates are in accordance with accounting standards regarding contingencies and are based upon our knowledge and experience about past and current events, as well as upon reasonable assumptions about future events. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities

        The Financial Accounting Standards Board (the "FASB") issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Implementation of the guidance under ASU No. 2010-16 did not have a material impact on our consolidated financial statements.

ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

        The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("International Financial Reporting Standards"). The guidance amends and converges U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures regarding these measurements. The update became effective in the fourth quarter of 2011. The adoption of this Topic did not have a material impact on our consolidated financial statements.

ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment

        The FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment in September 2011. This update simplifies how entities test goodwill for impairment. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this Topic will not have a material impact on our consolidated financial statements.

        Certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," will become effective for us for fiscal years beginning after December 15, 2011. Such amendments included a consistent definition of fair value, enhanced disclosure requirements for "Level 3" fair value adjustments and other changes to required disclosures. We will comply with the disclosure enhancements of this amendment when the amendment becomes effective. We do not expect this amendment to have a material effect on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. We do not have any cash or cash equivalents as of December 31, 2011 that are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Credit Agreement. The interest on the term loan under the Credit Agreement is based on the rate of, at the Company's election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor. At December 31, 2011, the principal amount of the related borrowings under the Credit Agreement was $348.4 million, all of which was subject to variable interest rates. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $3.5 million annual increase in interest expense.

        The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $348.4 million as of December 31, 2011.

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

ITEM 9A.    CONTROLS AND PROCEDURES.

        (a)    Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2011, including controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on our assessment, management believes that, as of December 31, 2011, the Company's internal control over financial reporting was effective. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The attestation report of the Company's independent registered public accounting firm is not required in this annual report under the SEC's rules, which permit the Company to provide only management's report in this annual report.

        (c)    Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this item is incorporated by reference to the information set forth in our Proxy Statement for our 2012 annual meeting of members (the "2012 Proxy Statement") to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2011.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference to the information set forth in the 2012 Proxy Statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item is incorporated by reference to the information set forth in the 2012 Proxy Statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2011. Information relating to Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 5 of Part II hereof.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item is incorporated by reference to the information set forth in the 2012 Proxy Statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2011.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information set forth in the 2012 Proxy Statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2011.

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

AFFINITY GAMING, LLC
Dated: March 30, 2012	By:	/s/ DAVID D. ROSS
		Name:	David D. Ross
		Title:	Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc H. Rubinstein and John Christopher Krabiel and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this report and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID D. ROSS David D. Ross	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
/s/ FERENC B. SZONY Ferenc B. Szony	Chief Operating Officer	March 30, 2012
/s/ JOHN CHRISTOPHER KRABIEL John Christopher Krabiel	Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 30, 2012
/s/ THOMAS M. BENNINGER Thomas M. Benninger	Director	March 30, 2012
/s/ SCOTT D. HENRY Scott D. Henry	Director	March 30, 2012
/s/ DON R. KORNSTEIN Don R. Kornstein	Director	March 30, 2012
/s/ MICHAEL RUMBOLZ Michael Rumbolz	Director	March 30, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Asset and Equity Purchase Agreement, dated as of September 20, 2011, by and between Affinity Gaming, LLC and Golden Gaming, Inc. (incorporated by reference from Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q (File No. 000-54085) dated November 14, 2011).
2.2	First Amendment and Waiver to Asset and Equity Purchase Agreement, dated as of November 17, 2011, by and between Affinity Gaming, LLC and Golden Gaming, Inc.
2.3
Asset Purchase Agreement, dated as of September 20, 2011, by and between Affinity Gaming, LLC and Golden Mardi Gras, Inc. (incorporated by reference from Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q (File No. 000-54085) dated November 14, 2011).
2.4	First Amendment and Waiver to Asset Purchase Agreement, dated as of November 17, 2011, by and between Affinity Gaming, LLC and Golden Mardi Gras, Inc.
2.5	Second Amendment to Asset Purchase Agreement, dated as of February 29, 2012, by and between Affinity Gaming, LLC and Golden Mardi Gras, Inc.
3.1	Operating Agreement of Affinity Gaming, LLC (incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.1
Credit Agreement, dated as of December 31, 2010, by and among Affinity Gaming, LLC, Wilmington Trust Company, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.2
Security Agreement, dated as of December 31, 2010, by and among Affinity Gaming, LLC, the subsidiary guarantors party thereto and Wilmington Trust Company, as administrative agent under the Credit Agreement, dated as of December 31, 2010 (incorporated by reference from Exhibit 10.2 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
10.3
Amended and Restated Ground Lease Agreement, dated as of July 1, 1993, by and between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.4
First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, by and between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.5
Second Amendment to the Amended and Restated Ground Lease Agreement, dated as of July 1, 2002, by and between Primm South Real Estate Company and The Primadonna Company, LLC (incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.6
Third Amendment to the Amended and Restated Ground Lease Agreement, dated as of September 14, 2004, by and between Primm South Real Estate Company and The Primadonna Company, LLC (incorporated by reference from Exhibit 10.5 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

Exhibit Number	Exhibit Description
10.7	Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc. (incorporated by reference from Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.8
First Amendment to Trademark License Agreement, dated as of November 4, 2004, by and between Herbst Gaming, Inc. and Terrible Herbst, Inc (incorporated by reference from Exhibit 10.8 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
10.9
Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C (incorporated by reference from Exhibit 10.7 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.10
Amendment to Lease Agreement dated December 31, 2010 by and between The Herbst Family Limited Partnership II and E-T-T, Inc. (incorporated by reference from Exhibit 10.8 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.11
Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc. (incorporated by reference from Exhibit 10.9 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.12
Assignment and Assumption of Lease dated July 1, 2010 by E-T-T, Inc. and E-T-T Enterprises L.L.C. (incorporated by reference from Exhibit 10.10 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.13
Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc. (incorporated by reference from Exhibit 10.11 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.14
Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren's Trust and Herbst Gaming, Inc. (incorporated by reference from Exhibit 10.12 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.15
Amendment to Lease Agreement dated December 31, 2010 by and between Herbst Grandchildren's Trust and Herbst Gaming, Inc. (incorporated by reference from Exhibit 10.13 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.16
Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc. (incorporated by reference from Exhibit 10.14 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.17
Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C. (incorporated by reference from Exhibit 10.15 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.18
Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L. L. C. and Last Chance, Inc. (incorporated by reference from Exhibit 10.16 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).

Exhibit Number		Exhibit Description
10.19	*	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from Exhibit 10.18 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.20	*	Employment Agreement with Ferenc Szony, dated March 7, 2008 (incorporated by reference from Exhibit 10.17 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011).
10.21	*
Letter Agreement regarding offer of employment, dated as of January 11, 2011, from Affinity Gaming, LLC to, and acknowledged by, David D. Ross (incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).
10.22	*
Letter Agreement regarding offer of employment, dated as of January 12, 2011, from Affinity Gaming, LLC to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).
10.23	*
Letter Agreement regarding offer of employment, dated as of February 4, 2011, from Affinity Gaming, LLC to, and acknowledged by, Marc H. Rubinstein (incorporated by reference from Exhibit 10.23 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
10.24	*
Letter Agreement regarding offer of employment, dated as of January 21, 2011, from Affinity Gaming, LLC to, and acknowledged by, John Christopher Krabiel (incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).
10.25	*
Executive Severance Agreement, dated as of January 11, 2011, between Affinity Gaming, LLC and David D. Ross (incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).
10.26	*
Executive Severance Agreement, dated as of January 11, 2011, between Affinity Gaming, LLC and Donna Lehmann (incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).
10.27	*
Executive Severance Agreement, dated as of February 4, 2011, between Affinity Gaming, LLC and Marc H. Rubinstein (incorporated by reference from Exhibit 10.26 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
10.28	*
Executive Severance Agreement, dated as of January 21, 2011, between Affinity Gaming, LLC and Chris Krabiel (incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).
10.29	*
Duty of Loyalty Agreement, dated as of January 11, 2011, between Affinity Gaming, LLC and David D. Ross (incorporated by reference from Exhibit 10.5 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).
10.30	*
Duty of Loyalty Agreement, dated as of January 11, 2011, between Affinity Gaming, LLC and Donna Lehmann (incorporated by reference from Exhibit 10.6 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011).
10.31	*
Duty of Loyalty Agreement, dated as of February 4, 2011, between Affinity Gaming, LLC and Marc H. Rubinstein (incorporated by reference from Exhibit 10.29 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).

Exhibit Number		Exhibit Description
10.32	*	Duty of Loyalty Agreement, dated as of January 21, 2011, between Affinity Gaming, LLC and Chris Krabiel (incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).
10.33	*
Amendment to Letter Agreement regarding offer of employment, dated as of May 6, 2011, from Affinity Gaming, LLC to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011).
10.34	*	Affinity Gaming, LLC 2011 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
10.35		Lease Agreement, dated February 29, 2012, by and between Affinity Gaming Black Hawk, LLC and Golden Mardi Gras, Inc.
10.36	*
Letter Agreement regarding offer of employment, dated as of October 28, 2011, from Herbst Gaming, LLC to, and acknowledged by, Ferenc B. Szony (incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated November 2, 2011).
10.37	*
Executive Severance Agreement, dated as of October 28, 2011, between Affinity Gaming, LLC and Ferenc B. Szony (incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated November 2, 2011).
10.38	*
Duty of Loyalty Agreement, dated as of October 28, 2011, between Affinity Gaming, LLC and Ferenc B. Szony (incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 000-54085) dated November 2, 2011).
14.1		Affinity Gaming, LLC Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
14.2		Affinity Gaming, LLC Code of Ethics for Senior Financial Officers. (incorporated by reference from Exhibit 14.2 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011)
21.1		List of subsidiaries
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Audit Committee Charter (incorporated by reference from Exhibit 99.1 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
99.2		Compensation Committee Charter (incorporated by reference from Exhibit 99.2 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).

Exhibit Number	Exhibit Description
99.3	Board Governance and Nominating Committee Charter (incorporated by reference from Exhibit 99.3 to Registrant's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unit Holders of
Affinity Gaming, LLC
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of Affinity Gaming, LLC and subsidiaries, formerly known as Herbst Gaming, LLC, (the "Successor") as of December 31, 2011 and 2010, and the related consolidated statements of operations, owners' equity, and cash flows for the period ended December 31, 2011. We have also audited the consolidated statements of operations, owners' equity (deficit), and cash flows for Herbst Gaming, Inc. and subsidiaries (the "Predecessor") for each of the two years in the period ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Successor's and Predecessor's (collectively, the "Company") management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the Successor's consolidated financial statements present fairly, in all material respects, the financial position of the Successor at December 31, 2011 and 2010 and the results of their operations and their cash flows for the period ended December 31, 2011. Further, in our opinion, the Predecessor's consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 2 to the consolidated financial statements, the United States Bankruptcy Court confirmed the Predecessor's First Amended Joint Plan of Reorganization (the "Order") confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors' First Amended Joint Plan of Reorganization (the "Findings of Fact") entered contemporaneously with the Order (the amended join plan of reorganization as modified by the Findings of Fact, the "Plan") on January 22, 2010. The Plan became effective on February 5, 2010 (the "Effective Date"), and was fully implemented on December 31, 2010 (the "Emergence Date"). Confirmation of the reorganization plan resulted in the discharge of certain claims against the Predecessor that arose before March 23, 2009, and on the Emergence Date, terminated all rights and interests of equity security holders as provided therein. In connection with its emergence from bankruptcy, the Successor adopted fresh start accounting as of December 31, 2010.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 30, 2012

Affinity Gaming, LLC

Consolidated Balance Sheets

(in thousands)

	Successor	Successor
	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$53,379	$64,385
Restricted Cash	9,237	7,737
Receivable, St Jo flood	4,068	—
Accounts receivable, net of reserve of $113 at December 31, 2011 and $0 at December 31, 2010	4,132	3,521
Prepaid expenses	9,225	12,005
Inventory	3,552	3,826

Total current assets	83,593	91,474
Property and equipment, net	241,849	227,672
Lease acquisition costs, net	62	91
Due from related parties	—	255
Other assets, net	7,551	6,860
Assets held for sale (Note 3)	91,179	83,839
Intangibles, net	126,051	126,967
Goodwill	53,455	52,079

Total assets	$603,740	$589,237

Liabilities and Owners' equity
Current liabilities
Accounts payable	12,935	10,621
Accrued Interest	97	—
Accrued expenses	26,488	25,314
Income tax payable	184	—
Deferred income taxes	735	—
Current maturities of long-term debt	1,325	—

Total current liabilities	41,764	35,935
Long-term debt	347,075	350,000
Other liabilities	1,014	1,219
Liabilities held for sale (Note 3)	4,888	4,050
Deferred income taxes	2,764	—
Commitments and contingencies (Note 15)
Owners' equity
Members capital ($10 par value; 20,200,001 units authorized and 20,066,667 units outstanding at December 31, 2011; 20,000,001 units authorized and outstanding at December 31, 2010)	198,033	198,033
Additional paid-in-capital	1,680	—
Retained Earnings	6,522	—

Total owners' equity	206,235	198,033

Total liabilities and owners' equity	$603,740	$589,237

See notes to consolidated financial statements.

Affinity Gaming, LLC

Consolidated Statements of Operations

(in thousands)

	Successor	Predecessor
	2011	2010	2009
Revenues
Casino	$297,518	$308,410	$317,496
Food and beverage	49,136	51,344	59,589
Lodging	33,042	31,778	32,451
Fuel and retail	91,684	80,838	72,884
Other	20,152	20,269	28,374

Total revenues	491,532	492,639	510,794
Promotional allowances	(59,632)	(60, 766)	(65,308)

Net revenues	431,900	431,873	445,486
Expenses
Casino	112,180	114,745	119,565
Food and beverage	49,256	50,671	61,087
Lodging	21,950	21,441	23,674
Fuel and retail	81,759	70,785	66,780
Other	12,571	14,188	21,416
General and administrative	80,141	83,402	91,731
Corporate	12,834	11,936	11,057
Depreciation and amortization	23,872	36,689	38,184
Write downs, reserves and recoveries	(6,388)	—	—

Total costs and expenses	388,175	403,857	433,494

Income from continuing operations	43,725	28,016	11,992
Other income (expense)
Interest income	73	79	107
Interest expense	(30,584)	(25)	(25,318)
Reorganization costs	—	(6,797)	(29,810)
Restructuring expenses	—	—	(9,814)
Fresh start adjustments	—	(189,076)	—
Reorganization of debt	—	633,659	—
Impairment charges	—	(80,122)	(7,192)
Other costs	(1,576)	—	—

Total other income (expense), net	(32,087)	357,718	(72,027)

Income (loss) from continuing operations before tax	11,638	385,734	(60,035)
Provision for income taxes	(4,375)	—	—

Income from continuing operations	$7,263	$385,734	(60,035)

Discontinued operations (Note 3)
Income (loss) from discontinued operations before tax	(1,421)	2,511	(55)
Benefit for income taxes	680	—	—

Loss from discontinued operations	$(741)	$2,511	$(55)

Net income (loss)	6,522	388,245	$(60,090)

See notes to consolidated financial statements.

Affinity Gaming, LLC

Consolidated Statements of Owners' Equity (Deficit)

(in thousands)

Balance	Common Stock	Members' Capital	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Total
Balance December 31, 2008 (Predecessor)	$2,368	$—	$1,631	$(332,154)	$(328,155)
Net loss	—	—	—	(60,090)	(60,090)

Balance December 31, 2009 (Predecessor)	$2,368	$—	$1,631	$(392,244)	$(388,245)
Net income	—	—	—	388,245	388,245
Cancellation of predecessor equity	(2,368)	—	(1,631)	—	(3,999)
Elimination of predecessor deficit	—	—	—	3,999	3,999

issuance of member units in connection with the emergence from Chapter 11 Restructuring after fresh start accounting	—	198,033	—	—	198,033

Balance December 31, 2010 (Successor)	$—	$198,033	$—	$—	$—
Paid in Capital	$—	$—	$1,680	$—	$1,680
Net Income	—	—	—	6,522	6,522

Balance December 31, 2011 (Successor)	$—	$198,033	$1,680	$6,522	$206,235

See notes to consolidated financial statements.

Affinity Gaming, LLC

Consolidated Statements of Cash Flows

(in thousands)

		Predecessor
	Successor	Year Ended December 31,

	Year Ended December 31, 2011
		2010	2009
Cash flows from operating activities:
Net income (loss)	$6,522	$388,245	$(60,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	—	—	—
(Loss) income from discontinued operations, before income taxes	1,421	(2,511)	55
Depreciation and amortization	23,872	36,689	38,184
Amortization of debt issuance costs	324		900
Debt discount amortization	—	—	32
Loss on sale of property and equipment	89	78	12
Fresh start accounting adjustment	—	189,076	—
Loss on impairment of assets	—	80,122	7,192
Reorganization of debt	—	(633,659)	—
Equity-based compensation	1,680	—	—
Decrease (increase) in operating assets:
Accounts receivable	(4,556)	(2,287)	647
Prepaid expenses	2,321	(358)	1,871
Inventory	274	(209)	(133)
Due from related parties	—	579	(152)
Other assets	629	(678)	(1,337)
Increase (decrease) in operating liabilities:
Accounts payable	469	(863)	1,905
Liabilities subject to compromise	—	(1,869)	—
Accrued Interest	97	—	20,493
Accrued expenses	(9,907)	7,115	19,056
Income tax payable	184	—	—
Other liabilities	(248)	(97)	1
Current deferred tax liability	735	—	—
Non-current deferred tax liability	2,764	—	—
Reorganization items	—	(5,889)	23,657

Net cash provided by operating activities	$26,670	$53,484	$52,293

Cash flows from investing activities:
Collection on notes and loans receivable	—	33	35
Restricted cash	(1,500)	(7,076)	245
Proceeds from sale of property and equipment	1,111	45	170
Purchases of property and equipment	(34,065)	(24,126)	(13,286)

Net cash used in investing activities	$(34,454)	$(31,124)	(12,836)

Cash flows from financing activities:
Payment on long-term debt	(1,600)	—	—
Loan origination fees	(1,622)	—	—
Reorganization items	—	(38,258)	(17,976)

Net cash used in financing activities	(3,222)	(38,258)	(17,976)

Net increase in cash and cash equivalents	(11,006)	(15,898)	21,481

Cash and cash equivalents:
Beginning of year	64,385	80,283	58,802

End of year	$53,379	$64,385	80,283

Affinity Gaming, LLC

Consolidated Statements of Cash Flows (Continued)

(in thousands)

		Predecessor
	Successor	Year Ended December 31,

	Year Ended December 31, 2011
		2010		2009
Cash flows from discontinued operations:
Cash flows from operating activities	16,176		6,456	(2,300)
Cash flows from investing activities	(3,701)		(3,560)	(8,032)

Cash flows from discontinued operations	12,475		2,896	(10,332)

Supplemental cash flow information:
Cash paid during the period for interest	$35,313	$		$8,102
Cash paid for reorganization items			9,731
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$2,111		$251	$1,003
Change in estimated values of acquired assets and liabilities (see Note 2)
Prepaid assets	$(459)		$—	$—
Property and equipment	422		—	—
Goodwill	1,376		—	—
Accrued expenses	(1,339)		—	—

See notes to consolidated financial statements.

Affinity Gaming, LLC

Notes to consolidated financial statements

1. Summary of Significant Accounting Policies

Organization

        Affinity Gaming, LLC (formerly known as Herbst Gaming, LLC) (and together with its subsidiaries, the "Company," "Successor," "we" or "us") was organized in the State of Nevada on March 29, 2010. The Company changed its name to Affinity Gaming, LLC, effective May 20, 2011, to reflect its new beginning, new Board of Directors and new management team. We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. ("HGI" and, together with its subsidiaries, the "Predecessor") pursuant to Predecessor's plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Plan"). Predecessor's bankruptcies were jointly administered under the lead case In re: Zante, Inc., Case No. BK-N-09-50746-GWZ in the United States Bankruptcy Court for the District of Nevada, Northern Division (the "Bankruptcy Court").

        The reorganization of Predecessor was substantially consummated on December 31, 2010 (the "Emergence Date"), wherein we acquired all of Predecessor's assets in consideration for the issuance of our membership interests and senior secured loans. See Note 2—Fresh Start Accounting for a further description of the reorganization of Predecessor.

        We are a diversified, multi-jurisdictional casino operator with wholly-owned casino operations in Nevada, Missouri and Iowa. In February 2012, the Company completed the planned sale of certain assets and liabilities related to its slot route operation and its casinos in Pahrump and Searchlight, Nevada. Assets and liabilities related to these operations have been classified as assets/liabilities held for sale in our consolidated balance sheets and their results of operation have been included in discontinued operations. See Note 3—Assets Held for Sale—Acquired for further description of properties held for sale.

Basis of Presentation

        On March 22, 2009 (the "Petition Date"), Predecessor filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court under case numbers BK-N-09-50746-GWZ through BK-N-09-50763-GWZ. On July 22, 2009, Predecessor filed with the Bankruptcy Court an amended joint plan of reorganization. On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors' First Amended Joint Plan of Reorganization (the "Order"), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors' First Amended Joint Plan of Reorganization (the "Findings of Fact") entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the "Plan"). The Plan became effective on February 5, 2010 (the "Effective Date"), and was substantially consummated on December 31, 2010 (the "Emergence Date").

        Affinity Gaming, LLC. ("Successor") became a new reporting entity for financial reporting purposes, with a new basis in its identifiable assets and liabilities assumed, a new capital structure and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements of Predecessor are presented separately from the consolidated financial statements of Successor. Between March 29, 2010 and December 31, 2010, Successor had no operations or results.

        As detailed in Note 2, the consolidated financial statements include the effects of adopting fresh start accounting upon emergence from bankruptcy, as required by accounting principles generally

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

accepted in the United States of America ("U.S. GAAP"). In applying fresh start accounting, the fair value of assets, liabilities and equity were derived by applying market information at the Emergence Date to account balances at December 31, 2010. As such, fresh start accounting is reflected in the Consolidated Balance Sheet as of December 31, 2010; fresh start adjustments related thereto are included in the Consolidated Statements of Operations for the year ended December 31, 2010. Therefore, the consolidated balance sheet at December 31, 2010 is not comparable to the consolidated balance sheet at December 31, 2009. Accretion and amortization of certain fresh start accounting adjustments began in 2011. The consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2010 include financial information applicable to Predecessor. The historical financial statements of Predecessor will continue to be presented separately from Successor results in future filings with the Securities and Exchange Commission.

        The term "Company", when used with respect to the period commencing after emergence, are references to Successor and when used in this report with respect to the periods prior to emergence from bankruptcy, are references to Predecessor. These references include the subsidiaries of Successor or Predecessor, unless otherwise indicated or the context requires otherwise.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Predecessor or Successor as applicable, and its subsidiaries. In preparing the consolidated financial statements, all inter-company accounts and transactions have been eliminated.

Fresh Start Accounting

        The Company adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations. The adoption of fresh start accounting had a material effect on the consolidated financial statements as of December 31, 2010 and the accretion and amortization of such fresh start adjustments had a material impact on the Consolidated Statements of Operation and cash flows for periods subsequent to December 31, 2010. See Note 2 for additional information.

Subsequent Events

        The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K.

Reclassifications

        Upon the Substantial Consummation date, we have changed the classification of certain revenue and expense items on the Predecessor's statements of operations to conform to the classification that the Successor intends to use in the future. These changes were made to provide additional detail to the reader and to better conform the presentation to that typically used in the casino gaming industry and have no effect on previously reported operating loss or net loss. The primary changes were to provide separate line items for Casino, Food and Beverage, Fuel and Retail and Other Revenues and corresponding operating expenses; provide detail for Promotional Allowances and to reflect certain general and administrative expenses incurred at the properties as General and Administrative expenses rather than property expenses.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company's consolidated financial statements include: fair value determination of assets and liabilities in conjunction with fresh start accounting, reorganization valuation, the estimated useful lives for depreciable and amortizable assets, and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

Restricted Cash

        Restricted cash consists primarily of cash held in reserve to satisfy Predecessor legal claims assumed by Successor. These cash reserves have been established to meet contingent liabilities or obligations of the Company. See Note 15—Commitments and Contingencies for further detail related to litigation reserves. Restricted cash also includes $1,500,000 held in escrow in accordance with the terms of the asset sales agreements. See Note 3—Discontinued operations for further detail related to assets held for sale.

Fair Value of Financial Instruments

        On January 1, 2008, we adopted ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

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

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Restructuring Costs

        Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company's reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing of the Predecessor and its subsidiaries.

Other, net

        For the twelve months ended December 31, 2011, other, net of approximately $1.6 million includes approximately $0.4 million in contingent expense related to Internal Revenue Service ("IRS") claims against the Predecessor and approximately $1.2 million in bankruptcy related professional and trustee fees incurred by the Successor. In accordance with the provisions of fresh start accounting, the Company recorded an adjustment to the acquired liabilities of the Predecessor in the amount of $1.3 million for IRS claims that it learned of during second quarter 2011, and recorded subsequent adjustments to that liability as expense in the line item other, net.

Reorganization Costs

        The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on March 22, 2009. Accounting Standards Codification (ASC) 852, Reorganizations, which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code, requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, effective March 22, 2009 (the "Filing Date") revenues, expenses, and realized gains and losses that were directly associated with the reorganization of Predecessor's business have been reported separately as reorganization costs in the statements of operations. In addition, cash provided by or used for reorganization costs is disclosed separately in the consolidated statements of cash flows.

Accounts Receivable

        Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables. In connection with fresh start accounting, Predecessor potential credit losses were eliminated and receivables were recorded at estimated fair value. At December 31, 2011 and 2010, the allowance for potential credit losses was $113,000 and $0, respectively.

Inventory

        Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventories include food, liquor, retail items and gasoline.

Property and Equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

method over the shorter of the lease term or estimated useful life of the asset. Useful lives are as follows:

Building	40 years
Gaming equipment	5 years
Furniture, fixtures, and equipment	5—10 years
Leasehold improvements	1—20 years

Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method over the terms of the related debt agreements. Capitalized debt issuance costs as of December 31, 2011 were $1.3 million, net of accumulated amortization of $0.3 million. Due to the confirmation of the Plan, capitalized debt issuance costs as of December 31, 2010 were fully expensed to reorganization items.

Self-Insurance Reserves

        We are self-insured up to certain stop loss amounts for workers' compensation costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Self-insurance reserves are included in accrued expenses on our consolidated balance sheets in the amounts of $607,000 and $570,000 at December 31, 2011 and 2010 respectively.

Long-Lived Assets

        In accordance with the provisions of ASC Topic 360, the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We evaluate our property and equipment and other long-lived assets for impairment based on our classification as held for sale or held for use. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. The Company tests assets for recoverability pursuant to ASC Topic 360. The tests resulted in no impairment for the years ended

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

December 31, 2011, 2010 and 2009, however, we will continue to monitor the performance of the properties and, if necessary, continue to update our asset recoverability test under ASC Topic 360.

Goodwill and Intangible Assets

        We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC Topic 350"). Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates. As of the date we completed our 2011 goodwill impairment analysis, the estimated fair values of our reporting units with associated goodwill were substantially in excess of their carrying values for all our reporting units so no impairment charges were recorded. See Note 6—Goodwill and Other Intangible Assets for further discussion of impairment charges related to our goodwill and other intangible assets.

        There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions.

Revenue and Promotional Allowances

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

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Lodging	$12,958	$12,217	$11,571
Food and Beverage	13,346	12,730	13,034
Other	16,334	17,702	20,906

Total	$42,638	$42,650	$45,511

        These costs are reclassified out of the respective department into the casino department.

        Liabilities in respect of the Company's player's club loyalty program are recognized as points are earned and are included in the "Other liabilities" line of the Company's consolidated balance sheet.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Expenses in respect of the Company's player's club program are included in the "Promotional allowances" line of the Company's statement of operations.

Income Taxes

        On the Emergence Date, the Company elected to be treated as a partnership for income tax under the provisions of the Internal Revenue Code. Under those provisions, the members are liable for income tax on the taxable income of the Company as it affects the members' individual income tax returns. Effective April 1, 2011, the Company elected to be treated as a C corporation for income tax under the provisions of the Internal Revenue Code. In connection with this election, the Company has included a provision for income taxes and related tax asset and liability accounts for the year ended December 31, 2011 (See Note 10). The Predecessor elected to be taxed as an S corporation for income tax under the provisions of the Internal Revenue Code. Accordingly, no provision for income taxes has been included in the condensed consolidated financial statements of the Predecessor.

Concentrations of Credit Risk

        The Company maintains cash balances at certain financial institutions located in Southern Nevada. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2011, the Company does not consider itself to have any significant concentrations of credit risk.

Recently Issued Accounting Pronouncements

ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities

        The Financial Accounting Standards Board (the "FASB") issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities . The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Implementation of the guidance under ASU No. 2010-16 did not have a material impact on our consolidated financial statements.

ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

        The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("International Financial Reporting Standards"). The guidance amends and converges U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures regarding these measurements. The update became effective in the fourth quarter of 2011. The adoption of this Topic did not have a material impact on our consolidated financial statements.

        Certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," will become effective for us for fiscal years beginning after December 15, 2011. Such amendments included a consistent definition of fair value, enhanced disclosure requirements for

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

"Level 3" fair value adjustments and other changes to required disclosures. We will comply with the disclosure enhancements of this amendment when the amendment becomes effective. We do not expect this amendment to have a material effect on our financial statements.

ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment

        The FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment in September 2011. This update simplifies how entities test goodwill for impairment. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this Topic will not have a material impact on our consolidated financial statements.

2. Fresh Start Accounting

Plan of Reorganization

        On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of senior secured loans (the "Senior Secured Loans") and the issuance to HGI of all of our membership interests (the "Common Units"), (ii) the Senior Secured Loans and Common Units were distributed by HGI to its lenders ("Lenders") under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor's approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% senior subordinated notes (the "8.125% Notes") and $170.0 million of outstanding principal amount of 7% senior subordinated notes (the "7% Notes", together with the 8.125% Notes, the "Subordinated Notes") were terminated and (iv) 100% of the existing equity in HGI was cancelled (clauses (i) through (iv) referred to herein as the "Restructuring Transactions").

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

        Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity's enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Emergence Date.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

2. Fresh Start Accounting (Continued)

As set forth in the disclosure statement, relating to the Plan, as confirmed by the Bankruptcy Court on February 5, 2010, the enterprise value of Predecessor was estimated to be in the range of $500 million to $600 million. Successor's enterprise value was estimated using various valuation methods, including (i) a comparison of the Predecessor and its projected performance to the market values of comparable companies, and (ii) a calculation of the present value of the future cash flows of Successor based on financial projections.

        The enterprise value for each property was determined using the greater of the cost method or discounted cash flow method, a form of the income approach. Under the cost method, assets were valued at the cost to acquire a similar or substitute asset. Under the discounted cash flow method, value was determined using projected future cash flows. For future cash flows, financial projections for the period 2011 through 2015 were used with a composite annual growth rate for the four years after 2011 of 5.25%. The average marginal tax rate was assumed to be 35% for Nevada properties, 38% for Missouri properties and 41.5% for the Iowa property and included federal, state and local taxes. The discount rates applied for assets valued using the discounted cash flow method were in the range of 10.9% to 11.8% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company's peer group. The present value of all cash flows after 2015 were calculated using terminal values which were calculated by applying 2% to 3% growth to the 2015 financial projections which were then discounted in the range of 10.9% to 11.8%.

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

        In accordance with fresh-start reporting, the Company's enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor's accumulated deficit has been eliminated, and the Company's new debt and equity have been recorded in accordance with the Plan.

        Estimates of fair value represent the Company's best estimates, which are based on industry data and trends, and by reference to relevant market rates and transactions and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

        The December 31, 2010 balance sheet presented below summarizes the impact of the adoption of the Plan of reorganization and fresh start accounting as of the Effective Date. The estimates of value presented as of December 31, 2010 were preliminary and were finalized during 2011. During 2011, the Company revised certain estimates related to the values of acquired assets and liabilities resulting in a net increase to goodwill of $1.4 million. The net goodwill increase and related changes to other assets and liabilities are included in the accompanying condensed consolidated balance sheet as of December 31, 2011.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

2. Fresh Start Accounting (Continued)

Reorganization Items and Fresh Start Adjustments (dollars in thousands)

	December 31,
	Predecessor 2010	Reorganization Items(a)		Fresh Start Accounting		Successor 2010
Assets
Current assets
Cash and cash equivalents	$103,231	$—		$—		$103,231
Restricted Cash	7,737	—		—		7,737
Accounts receivable, net	5,060	(1,061)		—		3,999
Notes and loans receivable	442	—		—		442
Prepaid expenses	14,975	—		(540	)(f)	14,435
Inventory	4,744	—		—		4,744

Total current assets	136,189	(1,061)		(540)		134,588
Property and equipment, net	501,056	—		(250,416	)(g)	250,640
Lease acquisition costs, net	8,566	—		(340	)(f)	8,226
Due from related parties	255	—		—		255
Other assets, net	7,068	—		—		7,068
Intangibles, net	120,784	—		7,686	(i)	128,470
Goodwill	3,255	—		56,735	(h)	59,990

Total assets	$777,173	$(1,061)		$(186,875)		$589,237

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$10,360	$1,195	(b)	$—		$11,555
Accrued interest	—	—		—		—
Accrued expenses	21,326	7,104	(b)	—		28,430

Total current liabilities	31,686	8,299		—		39,985
Long-term debt, less current portion	—	350,000	(d)	—		350,000
Other liabilities	2,797	—		(1,578	)(f)	1,219
Liabilities subject to compromise	1,191,053	(1,191,053	)(c)	—		—
Commitments and contingencies
Stockholders' deficit
Members capital ($10 par value; 20,000,001 units issued and outstanding)	—	198,033	(e)			198,033
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	(2,368	)(e)	—		—
Additional paid-in-capital	1,631	(1,631	)(e)	—		—
Accumulated deficit	(452,362)	637,659	(e)	(185,297	)(j)	—

Total stockholders' equity/(deficit)	(448,363)	831,693		(185,297)		198,033

Total liabilities and stockholders' deficit	$777,173	$(1,061)		$(186,875)		$589,237

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

2. Fresh Start Accounting (Continued)

Fresh Start Accounting Explanatory notes

Reorganization Items

(a)
Represents amounts recorded as of the Emergence Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity amongst the Predecessor, the issuance of new indebtedness, the cancellation of Predecessor's equity, and the issuance of new common units.

(b)
Reflects liabilities subject to compromise assumed by Successor.

(c)
Reflects the discharge of the Predecessor's liabilities subject to compromise in accordance with the Plan.

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

(g)
Reflects the fair value of property and equipment in connection with fresh-start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh-start reporting (in thousands):

		Successor	Predecessor
	Estimated Life (Years)	December 31, 2010	December 31, 2010
Building	40	$139,351	$459,833
Gaming equipment	5	32,527	159,577
Furniture, fixtures, and equipment	5-10	23,035	100,877
Leasehold improvements	1-20	297	3,077
Land	—	37,290	36,930
Barge	10	15,000	16,935
Construction-in-progress		3,140	3,140

		250,640	780,369
Less accumulated depreciation		—	(279,313)
		$250,640	$501,056

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

2. Fresh Start Accounting (Continued)

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

(i)
Reflects the fair value of identifiable intangible assets in connection with fresh-start reporting. The following table summarizes the components of intangible assets as a result of the application of fresh-start reporting (in thousands):

		Successor	Predecessor
	Estimated Life (Years)	December 31, 2010	December 31, 2010
Definite Lived Intangibles
Customer Loyalty	4-8	$7,341	$15,609
Non-Compete		—	123
Terrible's Tradename	5	502	—
Relationship—Slot Route	14-15	464	175
Indefinite Lived Intangibles
Gaming License Rights	Indef	110,646	97,854
Local Tradename	Indef	9,517	6,783
Other		—	240

		$128,470	$120,784

        For further information on the valuation of intangible assets, see Note 6—Goodwill and Intangible Assets.

(j)
Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands):

Elimination of Predecessor's goodwill	$3,255
Successor goodwill	(59,990)
Elimination of Predecessor's intangible assets	(7,686)
Property and equipment adjustment	250,416
Other asset and liabilities adjustment	(698)

Total Elimination of Predecessor's, members' deficit	$185,297

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

2. Fresh Start Accounting (Continued)

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

3. Assets Held for Sale—Acquired

        In February 2012, the Company consummated the transactions contemplated by the Asset Purchase and Sale Agreement (the "JETT Agreement") with JETT Gaming, LLC ("JETT"). Pursuant to the JETT Agreement, upon the terms and subject to the conditions thereof, the Company agreed to sell the assets of its Searchlight Casino, in Searchlight, Nevada and its Terrible Herbst convenience store slot machine route operations ("Herbst Slot Route") to JETT. The Company also agreed to terminate certain agreements with parties affiliated with both JETT and the former owners of the Company's predecessor, Herbst Gaming, Inc. In consideration for the Searchlight Casino and the Herbst Slot Route, JETT agreed to (i) assume certain liabilities related to the Searchlight Casino and the Herbst Slot Route, (ii) pay an amount in cash for certain equipment used in the Herbst Slot Route, and (iii) enter into an agreement not to compete with the Company's other slot route operations and not to solicit any Company employee who is engaged in the operation of the Company's other businesses for a period of time.

        In February 2012, the Company consummated the transactions contemplated by the Asset and Equity Purchase Agreement (the "Golden Gaming Agreement") with Golden Gaming, LLC (formerly known as Golden Gaming, Inc.) ("Golden Gaming") and an Asset Purchase Agreement with an affiliate of Golden Gaming, Golden Mardi Gras, Inc. (the "Black Hawk Agreement" and together with the Golden Gaming Agreement, the "Golden Agreements"). Pursuant to the Golden Gaming

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

3. Assets Held for Sale—Acquired (Continued)

Agreement, upon the terms and subject to the conditions thereof, the Company sold the assets of its Town Casino and its Lakeside Casino & RV Park, both located in Pahrump, Nevada (the "Pahrump Casinos"), and its slot route operations (other than the Herbst Slot Route) (the "Slot Route") to Golden Gaming, which will also assume certain liabilities related to the Pahrump Casinos and Slot Route. The Slot Route assets purchased by Golden Gaming included $23,750,000 in cash.

        Pursuant to the Black Hawk Agreement, upon the terms and subject to the conditions thereof, the Company agreed to purchase the assets and assume certain liabilities of Golden Gaming's Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, each located in Black Hawk, Colorado (the "Black Hawk Casinos"). The Company acquired the land and buildings of the Black Hawk Casinos and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012.

        Results for each of the properties sold by the Company under the JETT Agreement and the Golden Agreements have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. Selling expenses of approximately $1.1 million have been included in operating expenses of discontinued operations. Selling expenses primarily consist of legal fees related to the purchase and sale agreements. Summary operating results for the discontinued operations are as follows (in thousands):

	2011	2010	2009
Net revenues	$199,302	$204,446	$223,442

Pretax Income (loss) from discontinued operations	$(1,421)	$2,511	$(55)

Discontinued operations, net of tax	$(741)	$2,511	$(55)

        Assets held for sale and liabilities related to assets held for sale as of December 31, 2011 and December 31, 2010 are as follows (in thousands):

	2011	2010
Cash and cash equivalents	$51,321	$38,846
Receivables, net	569	478
Notes and loans receivable	280	442
Prepayments and other	2,817	2,430
Inventory	946	918
Property and equipment, net	18,342	22,968
Lease acquisition costs, net	7,477	8,135
Other assets, net	204	208
Intangibles	1,312	1,503
Goodwill	7,911	7,911

Total assets held for sale	$91,179	$83,839

Accounts payable	1,134	$934
Accrued expenses	3,388	3,116
Other liabilities	366	—

Total liabilities related to assets held for sale	$4,888	4,050

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

3. Assets Held for Sale—Acquired (Continued)

        A purchase price adjustment was payable under the Golden Agreements based on the relative values at closing of the Pahrump Casinos and Slot Route, on the one hand, and the Black Hawk Casinos, on the other hand. For purposes of this adjustment, the value of the Pahrump Casinos and Slot Route was determined based on a multiple of the trailing twelve months' EBITDA of the Pahrump Casinos and Slot Route through the end of December 31, 2011. The value of the Black Hawk Casinos was determined based on a multiple of the trailing twelve months' EBITDA of the Black Hawk Casinos through the end of December 31, 2011. The cash due to Golden for this purchase price adjustment was $4.2 million. The Slot Route assets purchased by Golden Gaming included $23.75 million in cash, and the Company retained the excess. The Pahrump Casinos assets purchased by Golden Gaming included a minimum required operating cash (as defined in the Golden Agreement) and the Company retained the excess. Excess cash retained by the Company as a result of the closing of the transactions was approximately $24.3 million. The Company incurred acquisition-related costs of approximately $600,000 through the acquisition date, $158,000 of which was capitalized as of December 31, 2011.

        The closing of the transactions under the JETT Agreement and Golden Agreements required the consent of the Company's lenders. In connection with the consent, the company was required to repay $5 million in long-term debt. The repayment of long-term debt and transfer of assets will be recorded in 2012 and the Company does not expect to recognize a significant gain or loss in connection with the JETT and Golden transactions.

Supplemental Unaudited Pro Forma Information

        The following supplemental pro forma revenue information presents the financial results as if we acquired the Black Hawk Casinos as of January 1, 2011. This supplemental pro forma revenue has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the year ended December 31, 2011 would have been had we acquired the Black Hawk Casinos on January 1, 2011, nor are they indicative of any future results.

Year Ended December 31, 2011 (unaudited)

	Affinity Gaming, LLC (as Reported)	Black Hawk Casinos (historical)	Pro Forma and Other Adjustments	Eliminations	Affinity Gaming, LLC (pro forma)
Revenues
Casino	$297,518	$46,407	$—	$—	$343,925
Food and beverage	49,136	3,688	—	—	52,824
Lodging	33,042	—	—	—	33,042
Fuel and retail	91,684	—	—	—	91,684
Other	20,152	1,043	—	—	21,195

Total revenues	491,532	51,138	—	—	542,670
Promotional allowances	(59,632)	(4,663)	—	—	(64,295)

Net revenues	431,900	46,475	—	—	478,375

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

3. Assets Held for Sale—Acquired (Continued)

Year Ended December 31, 2010 (unaudited)

	Affinity Gaming, LLC (as Reported)	Black Hawk Casinos (historical)	Pro Forma and Other Adjustments	Eliminations	Affinity Gaming, LLC (pro forma)
Revenues
Casino	$308,410	$47,299	$—	$—	$355,709
Food and beverage	51,344	3,652	—	—	54,996
Lodging	31,778	—	—	—	31,778
Fuel and retail	80,838	—	—	—	80,838
Other	20,269	881	—	—	21,150

Total revenues	492,639	50,951	—	—	544,471
Promotional allowances	(60,766)	(4,663)	—	—	(65,429)

Net revenues	431,873	46,288	—	—	479,042

Year Ended December 31, 2009 (unaudited)

	Affinity Gaming, LLC (as Reported)	Black Hawk Casinos (historical)	Pro Forma and Other Adjustments	Eliminations	Affinity Gaming, LLC (pro forma)
Revenues
Casino	$317,496	$45,612	$—	$—	$363,108
Food and beverage	59,589	3,781	—	—	63,370
Lodging	32,451	—	—	—	32,451
Fuel and retail	72,884	—	—	—	72,884
Other	28,374	720	—	—	29,094

Total revenues	510,794	50,113	—	—	560,907
Promotional allowances	(65,308)	(1,610)	—	—	(66,918)

Net revenues	445,486	48,503	—	—	493,989

        Besides these revenue amounts, the Company has not presented other pro forma information for the acquisition of the Black Hawk Casinos or the purchase price allocation due to the date of the acquisition, as the initial accounting is not complete. As soon as practicable, the purchase price related to the Black Hawk Casinos will be preliminarily allocated to the assets acquired and liabilities assumed based upon management's best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The results of operations will be included in the Company's consolidated financial statements beginning on February 29, 2012, the date of acquisition.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

4. Property and Equipment

        Property and equipment consist of the following (in thousands):

		Successor	Successor
	Estimated Life (Years)	December 31, 2011	December 31, 2010
Building	40	$136,971	$132,793
Gaming equipment	5	38,092	26,313
Furniture, fixtures, and equipment	5 - 10	27,768	17,340
Leasehold improvements	1 - 20	10	10
Land	—	33,370	33,370
Barge	10	15,019	15,000
Construction-in-progress		13,235	2,846

		264,465	227,672
Less accumulated depreciation		(22,615)	—

		$241,849	$227,672

5. Lease Acquisition Costs

        Lease acquisition costs are primarily associated with the discontinued slot route operation. Significant costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases. Lease acquisition costs related to casino operations as reflected on the consolidated balance sheet are $62,000 net of accumulated amortization as presented below.

Successor
	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)		(dollars in thousands)
Lease Acquisition Costs	$91	$(29)	$91	$—

        Amortization expense for continuing operations was $28,742 for the year ended December 31, 2011 and $37,261 for each of the years ended December 31, 2010 and 2009. Aggregate amortization expense for discontinued operations for the years ended December 31, 2011, 2010 and 2009 was $2,422,341, $6,657,815 and $6,771,669, respectively.

        Expected annual amortization for continuing and discontinued operations for the years ending December 31 (in thousands) is:

	Continuing Ops Operations	Discontinued Ops Operations
2012	$29	$2,409
2013	29	2,261
2014	5	2,122
2015	—	449
2016	—	212

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

6. Goodwill and Other Intangible Assets

        ASC Topic 350 requires the Company to test goodwill and other indefinite-lived intangible assets on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet. The annual test, which is performed by the Company in the fourth quarter of each year, requires that the Company compare the carrying amount of the indefinite-lived intangible assets reflected on the balance sheet to the fair value of the intangible assets.

        Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method. Fair value measurements of these intangible assets include significant assumptions relating to variables that are based on past experiences and judgments about future performance. These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates in perpetuity to estimated terminal values.

        Annual impairment testing performed in the fourth quarter of 2011 determined that the Company was not required to record any impairment charges.

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

        ASC Topic 350 also requires the Company to test goodwill at its reporting units on a annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet. The Company performs its annual impairment test in the fourth quarter of each year by comparing the fair value with the amount reflected in the balance sheet.

        Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates. As of the date we completed our 2011 goodwill impairment analysis, the estimated fair values of our reporting units with associated goodwill were substantially in excess of their carrying values for all our reporting units so no impairment charges were recorded.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

6. Goodwill and Other Intangible Assets (Continued)

        Intangible assets consist of the following (dollars in thousands):

	Successor		Successor
	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)		(dollars in thousands)
Amortized intangible assets
Customer Loyalty Programs	$6,322	(818)	$6,322	$—
Terrible's Tradename	482	(97)	482	—

Total	6,804	(915)	6,804	—

Unamortized intangible assets
Gaming License Rights	110,646	—	110,646	—
Local Tradenames	9,517	—	9,517	—

Total	$120,163	—	$120,163	—

        The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows:

Net carrying amount as of December 31, 2009	$3,255
Elimination of Predecessor goodwill	(3,255)
Goodwill assigned in fresh-start accounting	59,990

Balance as of December 31, 2010	$59,990

Goodwill—discontinued operations	(7,911)
Purchase price adjustment to goodwill (see Note 2)	(1,376)

Balance as of December 31, 2011	$53,455

        License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as states where only a certain number of operators are allowed by law. Intangible license rights are not currently subject to amortization as we have determined they have an indefinite useful life.

        Customer loyalty program assets are being ratably amortized over an average life of 7.7 years. The Terrible's tradename is being amortized using an average life of 2.5 years.

        For the year ended December 31, 2011, amortization expense of intangibles for continuing operations was $915,000, while amortization expense of assets held for sale was $192,000.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

6. Goodwill and Other Intangible Assets (Continued)

        Future amortization expense for amortizing intangible assets (in thousands) is:

2012	$915
2013	915
2014	915
2015	915
2016	915
Thereafter	1,314

7. Other Assets

        Other assets consist of the following (dollars in thousands):

	Successor	Successor
	December 31, 2011	December 31, 2010
Prepaid loan fees	$1,297	$—
Long-term deposits	4,820	5,408
Other assets	1,434	1,452

Total	$7,551	$6,860

8. Accrued Expenses

        Accrued expenses consist of the following (dollars in thousands):

	Successor	Successor
	December 31, 2011	December 31, 2010
Progressive jackpot liabilities	$1,873	$1,896
Accrued payroll and related	9,585	9,160
Slot club point liability	3,829	3,476
Litigations reserve	5,929	7,104
Disputed Bankruptcy estate expenses	1,559	—
Other accrued	3,713	3,678

Total	$26,488	$25,314

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

9. Long-Term Debt

        Long-term debt balances as of December 31, 2011 and 2010 follow (dollars in thousands):

	Successor	Successor
	December 31, 2011	December 31, 2010
Total debt	$348,400	350,000
Less: current maturities	(1,325)	—

Total long-term debt	$347,075	$350,000

        Prior to March 22, 2009, HGI and certain of the lenders (the "Consenting Lenders") under its $860.0 million senior credit facility (the "HGI Credit Facility") entered into a lockup agreement (as amended and restated on June 29, 2009, the "Lockup Agreement") which set forth the material terms of HGI's restructuring. In exchange for Predecessor agreeing to meet certain timing milestones and to file a plan of reorganization and supporting disclosure satisfactory to Consenting Lenders holding at least two-thirds in amount of the HGI Credit Facility claims held by all of the Consenting Lenders (the "Requisite Lenders"), the Consenting Lenders agreed to vote in support of a plan of reorganization with the terms and conditions described herein during the bankruptcy balloting process. On July 22, 2009, Predecessor filed with the Bankruptcy Court an amended joint plan of reorganization. On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors' First Amended Joint Plan of Reorganization (the "Order"), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors' First Amended Joint Plan of Reorganization (the "Findings of Fact") entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the "Bankruptcy Plan"). The Bankruptcy Plan became effective on February 5, 2010, but was not substantially consummated until December 31, 2010.

        On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of Senior Secured Loans and the issuance to HGI of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by HGI to its Lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor's approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% Notes and $170.0 million of outstanding principal amount of 7% Notes were terminated and (iv) 100% of the existing equity in HGI was cancelled. After the transfer of HGI's assets to us, all of HGI's subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which were dissolved) are wholly-owned by us.

        The Senior Secured Loan in the amount of $348.4 million is secured by substantially all of the assets of the Company and matures on December 15, 2015. Current maturities of long-term debt represent the mandatory prepayment equal to 75% of the Company's Excess Cash Flow (as defined in the Credit Agreement) for the period ended December 31, 2011. Interest on the term loan is based on the rate of, at the Company's election, either (i) LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor. The rate at December 31, 2011 was 10.0%.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

9. Long-Term Debt (Continued)

        The following table provides the fair value measurement information about our long-term debt at December 31, 2011. For additional information regarding ASC Topic 820 and the fair value hierarchy, see Note 1, Description of Business and Summary of Significant Accounting Policies.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank Credit Facility	348,400	348,794	Level 2

        The estimated fair value of our bank credit facility is based on the borrowing rates available on or about December 31, 2011, for debt with similar terms and maturities.

        The Credit Agreement includes customary covenants and mandatory prepayments equal to 75% of the Company's Excess Cash Flow (as defined in the Credit Agreement). For the period ended December 31, 2011, the Company anticipates making a mandatory prepayment under this provision of the Credit Agreement in the amount of $1.3 million. The Company is also required to prepay the Credit Agreement with proceeds from sale of assets, certain casualty events (subject repair and replacement rights), equity issuances, debt incurrences and certain extraordinary payments received outside of the ordinary course of business. If prepayment is made, prepayment penalties apply if such prepayment is made (i) prior to the first anniversary of the closing, 3%, (ii) between the first anniversary and the second anniversary of the closing, 2%, and (iii) between the second anniversary and the third anniversary of the closing, 1%.

        The Credit Agreement contains customary covenants restricting certain activities including, but not limited to the incurrence of additional indebtedness, the incurrence or creation of liens on any of our properties, the ability to acquire or dispose of assets and the ability to make loans or other investments. In addition, the Company is required by the financial covenants as of December 31, 2011 to maintain a Leverage Ratio, as defined, of not greater than 6.00 to 1.00, an Interest Coverage Ratio, as defined, of not less than 1.70 to 1.00 and to limit Capital Expenditures, as defined, to a maximum of $35,000,000. We believe that we were in compliance with the Leverage Ratio, Interest Coverage Ratio and Capital Expenditure covenants in the Credit Agreement, which, at December 31, 2011 were 4.37 to 1.00, 2.24 to 1.00 and $34,404,102 respectively.

        At December 31, 2011, assuming our Indebtedness remains constant, we estimate that we could sustain up to a 27.2% decline in our LTM EBITDA, as defined, and still remain in compliance with our maximum permitted Leverage Ratio covenant for that period. In addition, at December 31, 2011, assuming our current level of interest expense remains constant, we estimate that we could sustain a up to a 24.0% decline in our LTM EBITDA, as defined, and still remain in compliance with our minimum Interest Coverage Ratio for that period.

10. Income Taxes

Deferred Tax Assets and Liabilities

        Effective April 1, 2011, the Company elected to be treated as a corporation for purposes of federal income tax (the "Conversion"). Prior to the Conversion, the Company was treated as a partnership for federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

10. Income Taxes (Continued)

        Pre-tax net income from continuing operations post Conversion is $8,221,088 for the nine months ended December 31, 2011. The tax provision related to continuing operations is $4,375,175. Pre-tax net loss related to discontinued operations post Conversion is $1,888,356 for the nine months ended December 31, 2011. The tax benefit related to discontinued operations is $679,808. The overall tax provision for the nine months ended December 31, 2011 is $3,695,367.

        The tax provision related to continuing operations includes a one-time deferred tax liability of $1,401,651 for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. This onetime deferred tax liability was treated as a discrete item in the rate calculation and pursuant to ASC 740 these deferred taxes were recorded in income tax expense for the year ended December 31, 2011. Excluding the effect of the discrete adjustment, the effective tax rate for continuing operations is 36.22%. The principal difference between the annual effective tax rate and the federal rate of 34% is attributed to state taxes.

        Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

        Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows:

	Successor
	December 31, 2011	December 31, 2010
	(In thousands)
Current deferred tax liability	$(735)	$—
Non-current deferred tax liability	(2,764)	—

Net deferred tax liability	$(3,499)	$—

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

10. Income Taxes (Continued)

        The components comprising our deferred tax assets and liabilities are as follows:

	Successor
	December 31, 2011	December 31, 2010
	(In thousands)
Deferred tax assets
Reserve for employee benefits	$305	$—
Provision for doubtful accounts	143	—
Deferred compensation	614	—
Asset retirement obligation	244	—
Reserve differential for gaming activities	199	—
Tax benefit of current year NOL	4,635	—
Equity compensation	369	—
Restructuring costs	400	—
General business credits	181	—
Litigation reserve	441	—
Other	612	—

Gross deferred tax assets	8,143	—
Deferred tax liabilities
Depreciation	(8,714)	—
Prepaid services and supplies	(2,928)	—

Gross deferred tax liabilities	(11,642)	—

Deferred tax liabilities, net	$(3,499)	$—

        As a result of certain realization requirements under the FASB guidance on share-based payments, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The NOL carryforward was reduced by $22,558 during the period ended December 31,2011 as a result of these excess tax deductions related to equity compensation.

        At December 31, 2011, the Company had a gross federal net operating loss carryforward of approximately $13.7 million. In addition, the Company had a deferred tax asset of approximately $0.2 million related to federal tax credits. Both the net operating losses and federal tax credits can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2031.

        A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. If we receive an assessment for interest or penalties, the Company's policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expenses.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

10. Income Taxes (Continued)

Provision for Income Taxes

        The income tax provision attributable to continuing operations and discontinued operations for the periods ended below is as follows (amounts in thousands):

	December 31, 2011	December 31, 2010
Continuing Operations	$4,375	$—
Discontinued Operations	(680)	—

Total	$3,695	$—

        The income tax provision attributable to income from continuing operations before income taxes consists of the following components:

	Nine Months December 31, 2011	Three Months, March 31, 2011 (Proforma)
	(In thousands)
Current
Federal	$—	$—
State	197	—

Total current taxes	197	—
Deferred
Federal	3,946	1,324
State	232	78

Total deferred taxes	4,178	1,402

Provision for income taxes	$4,375	$1,402

        The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income from continuing operations before income taxes:

	December 31, 2011	December 31, 2010
Tax at federal statutory rate	34.0%	—
State income tax	2.0%	—
Non-deductible expenses and other items	2.4%	—
Conversion adjustment	17.0%	—
General Business Credit	(2.2)%	—

Effective tax rate	53.2%	—

11. Equity-based compensation

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

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

11. Equity-based compensation (Continued)

        Our share-based compensation arrangements are designed to advance the long-term interests of the Company, including by attracting and retaining employees and directors, and aligning their interests with those of our unit holders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending on the form of the share-based award, new shares of our common units may be issued upon grant, option exercise or vesting of the award. We maintain two classes of a share-based plan, each as discussed below. As of December 31, 2011, the Company had awarded grants of 609,093 units and there were 390,907 units available for grant under the LTIP. This plan was approved by the compensation committee of the board of directors.

        The Affinity Gaming, LLC 2011 Long Term Incentive Plan ("LTIP") permits the granting of stock options to employees, officers, directors and consultants. Options granted to management under the LTIP generally vest ratably over a three-year period from the date of the grant, and expire five years from the date of grant. Options granted to directors vest in two equal tranches, the first on issuance and the second on the first business day of the following calendar year. Options granted to our Chief Executive Officer vest ratably on December 31, 2011, 2012, and 2013. Vesting of the Chief Executive Officer's options is based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

        Our LTIP also provides for the grant of Restricted Stock Units ("RSUs"). An RSU is an award which may be earned in whole, or in part, upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares, or other securities or a combination of such. Each RSU represents a contingent right to receive one unit of Affinity Gaming, LLC common unit upon vesting. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our LTIP. In March 2011, our Chief Executive Officer was granted RSUs, totaling approximately 200,000 units. These RSUs vest ratably on December 31, 2011, 2012, and 2013. The vesting for each year is based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

        A summary of our outstanding and non-vested option and restricted unit activity for the period ended December 31, 2011 is as follows:

					Restricted Stock
	Stock Options
					Outstanding and Non-Vested
	Outstanding		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Balance, January 1, 2011	—	$—	—	$—	—	$—
Granted	409,093	10.00	409,093	5.5	200,000	10.00
Vested	—	—	(105,296)	5.5	(66,667)	—
Exercised	—	—	—	—	—	—
Expired / Cancelled	—	—	—	—	—	—

Balance, December 31, 2011	409,093	$10.00	303,797	$5.5	133,333	$10.00

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

11. Equity-based compensation (Continued)

        A summary of our exercisable stock options as of December 31, 2011 is as follows:

Number of vested stock options	105,296
Weighted average exercise price per share	$10.00
Aggregate intrinsic value	$0
Weighted average remaining contractual term in years	5.0

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

        The following stock option information is as of December 31, 2011:

As of Grant Date
Significant fair value assumptions:	$—
Expected term in years	5.00
Expected volatility	63.43%
Expected dividends	0.0%
Risk-free interest rates	2.27%
Total intrinsic value of options exercised	$—
Aggregate cash received for option exercises	$—
Compensation cost (included in operating expenses) (in thousands):
Options	$1,025
Restricted units	667

Total	$1,692

As of December 31, 2011:
Total compensation cost for non-vested awards not yet recognized (in thousands):
Stock options	$1,225
Restricted stock	$1,334
Weighted-average years to be recognized
Options	2.6
Restricted units	2.7

        For each year presented, the expected option term was determined using the simplified method under the applicable accounting standard. Expected volatility is based on historical market factors related to an average of the stocks of the Company's peer group. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

12. Write-downs, reserves and recoveries

        Our operating results include various pretax charges to record contingent liability reserves, recoveries of previously recorded reserves and other non-routine transactions. The components of Write-downs, reserves and recoveries for continuing operations were as follows (in thousands):

2011
Gain on insurance claim, St Jo flood	$(3,259)
Litigation reserve settlement, net	(1,529)
Settlement with insurance carriers	(1,600)

$(6,388)

        On June 27, 2011, the Company's casino located in St. Joseph, Missouri was closed due to flooding of the Missouri River. The casino reopened on September 29, 2011. Our insurance policies provided coverage for property damage and losses, subject to a deductible. Our insurance policies also provided coverage for interruption to our business, including lost profits (subject to a seven day deductible), and reimbursement for other expenses and costs we incurred related to the damages and losses suffered. The claim with our insurance carriers was settled and as of December 31, 2011, we have recorded $3.0 million in business interruption proceeds and a net $0.3 million gain for proceeds in excess of the book value of property destroyed or damaged. Business interruption proceeds are net of the seven day deductible waiting period estimated to be $0.5 million. The gain related to property damage is net of approximately $0.1 million in deductibles under our policies. As of December 31, 2011, we had received $4.5 million in proceeds from our insurance carriers and have recorded a receivable in the amount of $4.0 million. The receivable as of December 31, 2011 has been collected in 2012.

        As discussed further in Note 15, the Company entered into a settlement agreement for a claim against the Predecessor whereby we agreed to settle the litigation for a total of $4.0 million. In accordance with the terms of the settlement agreement, the Company made the payment in February 2012 and expects to recover $0.5 million from its insurance carrier. The Company had established a reserve for this claim in the amount of $6.3 million. The difference between the amount reserved as of December 31, 2010 and the settlement payment has been recorded as income in the line item write-offs, reserves and recoveries. Statutory interest accrued during 2011 totaled $0.8 million and was recorded as a general corporate expense which has also been reversed in the accompanying consolidated statement of operations. We expect to record the gain from insurance recovery in the line item write-offs, recoveries and reserves in 2012 when received. Additionally, pursuant to a Bankruptcy Order, the Company was required to maintain a cash reserve for this claim. The restricted cash will be released to the Company in 2012 to coincide with the effective date of the settlement.

        As discussed further in Note 16, the Company was self-funded for health care benefits at its Midwest casino properties through December 31, 2008. Under this plan, the Company was responsible for employee health care costs up to a certain stop loss amount. The Company discovered an error in the placement of the policy and as a result, absorbed expense above the stop loss in 2008 and 2009. In July 2011, the Company entered into a settlement agreement with the insurance broker and received $1.6 million as full settlement of the litigation claims related to the policy error. The settlement was recorded as income in the line item write downs, reserves and recoveries in the accompanying consolidated statement of operations.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

13. Reorganization Items

        Reorganization items represent expenses incurred as a result of the Chapter 11 proceedings and are presented separately in the consolidated statements of operations.

	Successor	Predecessor
		December 31,
	December 31, 2011
		2010	2009
Trustee fees	$—	$968	$433
Professional fees	—	2,874	11,969
Other	—	2,955	17,408

Total	$—	$6,797	$29,810

14. Related-Party Transactions

General.

        Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are officers and directors of Predecessor and its wholly-owned subsidiaries. In addition, they are officers and directors of Terrible Herbst, Inc. and Berry-Hinckley Industries. There is no cross ownership between Predecessor and either Terrible Herbst, Inc. or Berry-Hinckley Industries. Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers. Sean Higgins, Predecessor's General Counsel, is also the general counsel of Berry-Hinckley Industries. The Plan provided for the modification of certain related party agreements.

        On the Emergence Date, all related party agreements were assumed by, or assigned to, the Successor. The terms and provisions of the related party agreements remain in effect or have been terminated as described below.

        Slot route contract with Terrible Herbst, Inc.    Until this contract was terminated in February 2012 in connection with the sale of the Herbst Slot Route to JETT, the Company rented space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc., a corporation in which the former owners of the Company are officers. Rent expense of $10,665,000, $10,596,000 and $7,185,000 were incurred under this agreement for the years ended December 31, 2011, 2010, and 2009, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.

        Other arrangements with Terrible Herbst, Inc.    We provided accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores pursuant to a service agreement with Terrible Herbst, Inc. In accordance with this agreement, we provided personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency. Terrible Herbst reimbursed expenses the Company incurred in providing these services. Under this servicing arrangement, we were paid approximately $270,100 for the years ended December 31, 2011, 2010 and 2009. This agreement was terminated in February 2012, in connection with JETT's acquisition of the Herbst Slot Route.

        We were party to a master ATM agreement with Terrible Herbst pursuant to which we were granted the exclusive right to install and maintain ATMs in Terrible Herbst convenience store locations. This agreement expired on September 30, 2011.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

14. Related-Party Transactions (Continued)

        The Company has entered into a nonexclusive trademark license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through June 2013. Pursuant to this trademark license agreement, the Company expensed approximately $1,619,000, $1,848,000 and $1,760,000 to Terrible Herbst in the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company is currently party to a shared services agreement with Terrible Herbst and Berry-Hinckley Industries whereby (i) Terrible Herbst and Berry-Hinckley Industries reimburse the Company for services performed by certain employees of the Company for Terrible Herbst and Berry-Hinckley Industries as requested from time to time, consisting primarily of the day-to-day functions of Terrible Herbst, and Berry-Hinckley Industries and (ii) the Company reimburses Terrible Herbst for services performed by certain employees of Terrible Herbst for the Company as requested from time to time, consisting primarily of maintaining the price books for certain of the Company's service station locations. Under the shared services agreement, the Company received approximately $545,000, $555,000, and $455,000 for services rendered during the years ended December 31 2011, 2010 and 2009, respectively from Terrible Herbst. The Company received approximately $67,500 for each of the years ended December 31, 2011 and 2010 and $125,000 for the year ended December 31, 2009 from Berry-Hinckley Industries. The shared services agreement expired on December 31, 2010 and was extended on a month to month basis through December 31, 2011. Effective January 1, 2012, we entered into a transition services agreement whereby the services of certain employees were extended as needed with a final termination date of April 30, 2012.

        The Company had an advertising purchasing agreement with Terrible Herbst pursuant to which the Company purchased advertising time on Terrible Herbst's network of gas pump and interior television screens for $35,000 per month for the years ended December 31, 2011, 2010 and 2009. This agreement expired on December 31, 2011.

Lease agreements.

        Pursuant to an amended lease agreement that expires on April 30, 2012, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II. The general partners of Herbst FLP II are Jerry and Maryanna Herbst. In each of 2011, 2010 and 2009, we paid $172,992 under this lease.

        Pursuant to an amended lease that expires on April 30, 2012, we lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst's Grandchildren's Trust. We paid $585,120 for each of the years ended December 31, 2011 and December 31, 2010 and $569,300 for the year ended December 31, 2009 under this lease.

        We leased the land on which the Town Casino in Pahrump is located from the Herbst Family Limited Partnership. This lease was assumed by Golden Gaming in connection with their purchase of the Pahrump casinos. The Company paid $195,000 for the year ended December 31, 2011 and $180,000 for each of the years ended December 31, 2010 and 2009 to The Herbst Family Limited Partnership under this lease.

        We leased the real property on which the Searchlight Casino in Searchlight is located from Terrible Herbst. Terrible Herbst leases that real property from an unrelated third party. This lease was assumed

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

14. Related-Party Transactions (Continued)

by JETT (See Note 3) in connection with their purchase of the Searchlight casino. In each of 2011, 2010 and 2009, we paid $180,000 under this lease.

        We leased land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years. In each of the years ended December 31, 2011, 2010 and 2009, we received rental income of $348,000 under these leases. These leases have either been terminated by us or assumed by Golden Gaming in connection with the sale of the slot route and Pahrump casinos.

Related-party transactions.

        Mr. Higgins was Predecessor's General Counsel, and the general counsel of Terrible Herbst and Berry-Hinckley Industries until July 2010. Mr. Higgins is the brother of Mary E. Higgins, Predecessor's chief financial officer until September 2010. Mr. Higgins received compensation for services rendered to us in 2010 of $1,637,000 and compensation for services rendered to us in 2009 of $824,900.

        In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins. Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $165,900, $191,300 and $186,800 in 2011, 2010 and 2009, respectively. This slot route contract was assumed by Golden Gaming as part of the slot route operations they acquired from us.

        In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location. Terms of this revenue-sharing contract are similar to the terms of the contract we entered into with HIGCO in 2003. Pursuant to this revenue-sharing contract, SamCon, Inc. paid us $100,200, $93,000 and $87,600 in 2011, 2010 and 2009, respectively. This slot route contract was assumed by Golden Gaming as part of the slot route operations they acquired from us.

        In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott's Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company. Pursuant to this revenue-sharing contract, Prescott's paid us $73,800, $87,900 and $90,700 in 2011, 2010 and 2009, respectively. This slot route contract was assumed by Golden Gaming as part of the slot route operations they acquired from us.

        In November 2009, ETT entered into a slot route contract with Balboa Pizza, a company partially owned by Mr. David Ross, the Company's Chief Operating Officer-Gaming, to install, operate and service slot machines at a new location. Terms of this revenue-sharing contract are similar to the terms the Company has with other taverns. Pursuant to this revenue-sharing contract, Balboa Pizza paid us $63,100 and $3,100 in 2010 and 2009, respectively. Mr. Ross sold his interest in Balboa Pizza effective December 31, 2010. Therefore, there are no related party payments under this agreement for the year ended December 31, 2011.

        The accompanying consolidated balance sheet includes receivables of $183,100 and $121,300 at December 31, 2011 and 2010, respectively, from Terrible Herbst, which arise in the normal course of business. The balances are non-interest bearing and payable on demand.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

14. Related-Party Transactions (Continued)

        The accompanying consolidated balance sheet includes receivables of $100 and $1,700 at December 31, 2011 and 2010, respectively, from Berry-Hinckley Industries, which arise in the normal course of business. The balances are non-interest bearing and payable on demand.

        The balance sheet item "due from related parties" also includes balances from employees. These amounts were $0 and $131,600 as of December 31, 2011 and 2010, respectively. There were no outstanding employee notes as of December 31, 2011.

15. Commitments and Contingencies

        The Company had non-cancelable location license agreements for space leases at groups of affiliated stores where the Company placed slot machines in connection with its slot route operation. The space lease agreements expire on various dates through 2016, with certain options for renewal. Revenues from gaming machines in these stores did not exceed 10% of the Company's total revenues in any of the years ended December 31, 2011, 2010 or 2009. The location leases and licenses, other than those related to the Herbst Slot Route, were assigned to Golden Gaming in connection with their purchase of the slot route in February 2012. Additionally, the Company is party to contracts that we enter into in the ordinary course of our business including leases for real property and operating leases for equipment.

        Future minimum lease payments under non-cancelable leases are as follows (dollars in thousands):

	Continuing Operations	Discontinued Operations
2012	$10,196	$52,736
2013	7,761	42,724
2014	7,004	31,767
2015	6,837	8,328
2016	6,836	5,723
Thereafter	164,780	10,226

Total	$203,414	$151,504

        Rent expense for continuing operations related to non-cancelable leases with terms exceeding one year was $10.5 million, $10.3 million and $10.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense for discontinued operations related to non-cancellable leases with terms exceeding one year was $54.2 million, $54.0 million and $52.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that E-T-T had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from E-T-T and, while drunk, hit and killed the individual. The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling. On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admittance to fault, we agreed to compensate the family for $4 million total related to the punitive damages. In connection with this settlement, our insurance

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

15. Commitments and Contingencies (Continued)

carrier agreed to reimburse us $0.5 million. E-T-T paid the $4 million outlined in the settlement on February 24, 2012 and expects the reimbursement from our insurance carrier to be remitted in May 2012. We have fully reserved for this award as of December 31, 2011. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash will be released to us in 2012 in connection with settlement of the case.

        We are a party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee. The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement. On March 10, 2009, the arbitrator awarded the former employee $1.3 million. The arbitration award was appealed to the Clark County District Court. On April 21, 2010, the District Court issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanding the matter back to arbitration. The remanded arbitration was heard again on November 11, 2011 and the arbitrator confirmed the award to the former employee in the amount of $1.3 million and awarded statutory interest and attorneys fees through the date of arbitration in the total amount of $1.9 million. The Company has fully reserved for this amount as of December 31, 2011 and is currently appealing the arbitration.

        The Company is a party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company's legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Nevada Use Tax Refund Claims

        In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and has not accrued or paid any sales or use tax for those periods. Recently the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently evaluating whether or not to accrue tax prospectively and will continue to evaluate as the case with the other gaming company progresses.

16. Employee Benefit Plans

        The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees' contributions. The Company recorded no expenses for 401(k)

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

16. Employee Benefit Plans (Continued)

contributions in 2011 and 2010 as it ceased its employee match at December 31, 2009. For the year ended December 31, 2009, the Company recorded expenses of $504,000 related to the employee match.

        The Company implemented a supplemental executive retirement plan ("SERP") for certain key employees effective May 1, 2004. The SERP is a nonqualified plan under which the Company makes monthly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant's annual salary up to a maximum of 33%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund. Employees do not make contributions under this plan. A portion of the Company contributions and investment earnings thereon vest after seven years of SERP participation and the remaining portion vests after both seven years of SERP participation and the participant reaching age 67. The Company recorded expenses of approximately $20,000 and $235,000 for the years ended December 31, 2011 and 2010, respectively under this plan. For the year ended December 31, 2009, the Company recorded income of $12,000 under this plan. The liability with respect to the SERP was $334,700 and $582,809 as of December 31, 2011 and 2010, respectively.

        The Company was self-funded for health care benefits at its Midwest casino properties through the year ended December 31, 2008. Under this plan, the Company was responsible for employee health care costs up to a certain stop loss amount. During the fourth quarter of 2008, the Company discovered an error in the placement of the stop loss policy that was in effect for 2007. As a result of the error in policy placement, the Company was subject to additional exposure for health care claims incurred in 2007. Additional expense related to this issue for 2007 in the amount of $1,145,000 and $315,000 was expensed in 2008 and 2009, respectively. Subsequent to 2008, the Company uses a fully insured plan for health care benefits for its Midwest casino properties. In July 2011, the Company entered into a settlement agreement with the insurance carriers and received $1.6 million as full settlement of the litigation claims related to the policy error. The settlement was recorded as income in the line item write downs, reserves and recoveries in the accompanying consolidated statement of operations.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

17. Segment Information

        We have aggregated certain of our operations in order to present three Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, and (iii) Midwest. The table below lists the classification of each of our properties.

Southern Nevada
Terrible's Hotel & Casino	Las Vegas, NV
Terrible's Town Casino & Bowl	Henderson, NV
Primm Valley Casino, Resort & Spa	Primm, NV
Buffalo Bill's Resort & Casino	Primm, NV
Whiskey Pete's Hotel & Casino	Primm, NV
Northern Nevada
Sand's Regency Hotel & Casino	Reno, NV
Rail City Casino	Sparks, NV
Gold Ranch Casino	Verdi, NV
Dayton Casino	Dayton, NV
Midwest
St Jo Frontier Casino	St. Joseph, MO
Mark Twain Casino	La Grange, MO
Lakeside Casino Resort	Osceola, IA

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

17. Segment Information (Continued)

        The following table reconciles Segment EBITDA for continuing operations to net income (loss) (in thousands):

	Predecessor
	Year Ended December 31,
	2011	2010	2009
Gross revenues
Southern Nevada	$263,452	$256,510	$278,428
Northern Nevada	91,373	90,113	88,318
Midwest	136,073	145,843	143,675
Other	633	174	370

Total gross revenues	491,531	$492,640	$510,791

Segment EBITDA(1)
Southern Nevada	21,506	23,269	14,199
Northern Nevada	14,700	13,899	10,509
Midwest	40,463	39,300	36,155
Corporate and other	(9,072)	(11,762)	(10,688)

Total segment EBITDA	67,597	64,706	50,175

Depreciation and amortization
Southern Nevada	10,951	21,238	20,711
Northern Nevada	5,852	7,193	6,611
Midwest	6,542	8,103	10,551
Corporate and other	527	155	310

Total depreciation and amortization	23,872	36,689	38,183

Loss on impairment of assets	—	80,122	7,192
Restructuring expense	—	—	9,814
Operating income (loss)	43,725	(52,106)	(5,014)
Other non-operating items
Interest expense	(30,584)	(25)	(25,318)
Interest Income	73	79	107
Reorganization items	—	(6,797)	(29,810)
Fresh Start Accounting Adjustment	—	(189,076)	—
Reorganization of debt	—	633,659	—
Other	(1,576)	—	—

Total other non-operating income (expense)	(32,087)	437,840	(55,021)

Income (loss) from continuing operations before income taxes	11,638	385,734	(60,035)
Benefit (provision) for income taxes	(4,375)	—	—

Net income (loss) from continuing operations	$7,263	$385,734	$(60,035)

Discontinued Operations:
Income (loss) from discontinued operations	(1,421)	2,511	(55)
Benefit (provision) for income taxes	680	—	—

Net income (loss) from discontinued operations	$(741)	$2,511	$(55)

(1)
Segment EBITDA is used by management to measure segment profits and losses and consists of income from operations, depreciation and amortization, loss on impairment of assets, and restructuring expense.

Affinity Gaming, LLC

Notes to consolidated financial statements (Continued)

18. Selected Quarterly Financial Information

Selected Quarterly Financial Information (Unaudited)
(in thousands)

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Year Ended December 31, 2011 (Successor)
Net revenues	107,597	114,361	104,284	105,658	431,900
Segment EBITDA	16,101	18,080	14,283	19,133	67,597
Operating income	10,930	11,525	8,311	12,959	43,725
Net income (loss)	3,417	194	(156)	3,808	7,263
Year Ended December 31, 2010 (Predecessor)
Net revenues	$105,294	112,599	113,016	100,964	431,873
Segment EBITDA	16,617	17,853	14,788	15,447	64,705
Operating income (loss)	7,262	8,760	5,716	(73,844)	(52,106)
Net income	6,808	3,718	7,593	367,615	385,734

19. Subsequent Events

        As disclosed in Note 3, Assets Held for Sale, on February 27, 2012, the Company sold its casino in Searchlight, Nevada, and the portion of its slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC, a Las Vegas-based slot route operator. On February 29, 2012, the Company sold the remainder of its slot route operations, as well as its two Pahrump, Casinos, to Golden Gaming, Inc., a Las Vegas-based casino, tavern and slot route operator.

        In addition, as part of the transaction with Golden Gaming, the Company acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado—and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado. The license approvals are anticipated in the second half of 2012.

        A purchase price adjustment was payable under the Golden Agreements based on the relative values at closing of the Pahrump casinos and slot route, on the one hand, and the Black Hawk Casinos, on the other hand. For purposes of this adjustment, the value of the Pahrump casinos and slot route was determined based on a multiple of the trailing twelve months' EBITDA of the Pahrump casinos and slot route through the end of December 31, 2011. The value of the Black Hawk Casinos was determined based on a multiple of the trailing twelve months' EBITDA of the Black Hawk Casinos through the end of December 31, 2011. The cash due to Golden for this purchase price adjustment was $4.2 million.