Form 10-Q
period 2012-03-31
Affinity Gaming, LLC
filed 2012-05-14
CIK 1499268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54085

AFFINITY GAMING, LLC

(Exact name of Registrant as specified in its charter)

Nevada	02-0815199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3755 Breakthrough Way Suite 300
Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

(702) 341-2400

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

The registrant’s units are not traded on an exchange or in any public market.  As of March 31, 2012, the number of the registrant’s common units outstanding was 20,226,833.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects”, “projects,” “may,” “will” or “should” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash and (ii) the effects to our business as a result of our Predecessor’s reorganization proceedings under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines at our casino properties; (v) our continued viability, our operations and results of operations; or (vi) expectations related to integration of newly acquired casino properties.  Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•                  our debt service requirements may adversely affect our operations and ability to complete;

•                  our ability to generate cash to service our substantial indebtedness depends on many factors that are beyond our control;

•                  rising gasoline prices could have a material adverse effect on our revenues as our casinos primarily rely on drive-in traffic for visitation;

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

•                  the recession, and, in particular, the economic downturn in Nevada and California, may continue to adversely affect our business; and

•                  other factors that are described in “Part I. Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Affinity Gaming, LLC

Condensed Consolidated Balance Sheets

(in thousands except unit amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$72,252	$53,379
Restricted Cash	7,599	9,237
Receivable, St. Jo Flood	—	4,068
Accounts receivable, net of reserve of $86 at March 31, 2012 and $113 at December 31, 2011	7,421	4,132
Prepaid expenses	11,112	9,225
Inventory	3,643	3,552
Deferred tax asset	1,039	—
Total current assets	103,066	83,593
Property and equipment, net	277,769	241,849
Lease acquisition costs, net	55	62
Other assets, net	14,047	7,551
Assets held for sale (Note 2)	—	91,179
Intangibles, net	133,024	126,051
Goodwill	73,805	53,455
Total assets	$601,766	$603,740

Liabilities and Owners’ equity
Current liabilities
Accounts payable	$13,001	$12,935
Accrued Interest	191	97
Accrued expenses	22,683	26,488
Income tax payable	931	184
Deferred tax liability	—	735
Current maturities of long-term debt	—	1,325
Total current liabilities	36,806	41,764
Long-term debt	342,075	347,075
Other liabilities	751	1,014
Liabilities held for sale (Note 2)	—	4,888
Deferred tax liability	7,802	2,764
Total liabilities	387,434	397,505

Commitments and contingencies (Note 11)

Owners’ equity
Members capital($10 par value; 21,000,001 units authorized and 20,226,833 units outstanding at March 31, 2012 and 20,200,001 units outstanding at December 31, 2011)	198,033	198,033
Additional paid-in-capital	2,179	1,680
Retained Earnings	14,120	6,522
Total owners’ equity	214,332	206,235
Total liabilities and owners’ equity	$601,766	$603,740

See notes to condensed consolidated financial statements.

Affinity Gaming, LLC

Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues
Casino	$80,053	$77,597
Food and beverage	12,983	12,443
Lodging	8,425	7,904
Fuel and retail	21,603	20,174
Other	4,960	5,095

Total revenues	128,024	123,213
Promotional allowances	(15,228)	(15,617)
Net revenues	112,796	107,596

Expenses
Casino	30,243	29,650
Food and beverage	13,222	12,103
Lodging	5,222	5,376
Fuel and retail	19,149	18,075
Other	2,547	3,566
General and administrative	19,622	19,559
Depreciation and amortization	5,891	5,171
Pre-Opening expenses	20	—
Corporate	2,842	3,166
Write downs, reserves and recoveries	(78)	—
Total costs and expenses	98,680	96,666
Operating income from continuing operations	14,116	10,930

Other income (expense)
Interest income	14	20
Interest expense	(7,937)	(7,533)
Total other expense, net	(7,923)	(7,513)

Income (loss) from continuing operations before tax	6,193	3,417
Provision for income taxes	(2,133)	—
Income from continuing operations	$4,060	$3,417

Discontinued operations (Note 2)
Income from discontinued operations before tax	5,527	468
Provision for income taxes	(1,990)	—
Income from discontinued operations	3,537	468
Net income	$7,597	$3,885
Unaudited pro forma income data:
Income before tax	$—	$3,885
Pro forma income tax expense (Note 8)	—	(1,402)
Pro forma net income	$—	$2,483

See notes to condensed consolidated financial statements.

Affinity Gaming, LLC

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income	$7,597	$3,885
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from discontinued operations, before income taxes	(5,527)	(468)
Depreciation and amortization	5,891	5,171
Amortization of debt issuance costs	81	36
(Gain) loss on sale of property and equipment	3	(2)
Insurance proceeds St Jo flood	1,005	—
Equity-based compensation	476	420
Excess cash from discontinued operations	24,964	—
Decrease (increase) in operating assets:
Accounts receivable	(3,605)	941
Prepaid expenses	(1,372)	1,109
Inventory	(91)	22
Due from related parties	—	1
Other assets	380	82
Current deferred tax assets	(1,774)	—
Non-current deferred tax liabilities	5,038	—
Increase (decrease) in operating liabilities:
Accounts payable	691	(250)
Accrued interest	94	0
Accrued expenses	(4,874)	6,151
Income tax payable	747	—
Other liabilities	(274)	31
Equity compensation deferred tax adjustment	23	—
Net cash provided by operating activities	29,473	17,129

Cash flows from investing activities:
Restricted cash	1,638	—
Cash paid for business acquisition	(4,305)	—
Insurance proceeds St Jo flood	3,045	—
Proceeds from sale of property and equipment	33	28
Property and equipment additions	(4,686)	(2,207)
Net cash used in investing activities	(4,275)	(2,179)

Cash flows from financing activities:
Payments on long-term debt	(6,325)	—
Loan origination fees	—	(929)
Net cash used in financing activities	(6,325)	(929)

Net increase in cash and cash equivalents	18,873	14,021

Cash and cash equivalents:
Beginning of year	53,379	64,385
End of period	$72,252	$78,406

Cash flows from discontinued operations:
Cash flows from operating activities	$(453)	$(647)
Cash flows from investing activities	(17)	(979)
Cash flows from discontinued operations	$(470)	$(1,626)

Supplemental cash flow information:
Cash paid during the period for interest	$8,765	$8,750

Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$733	$933
Non-cash disposition of assets	29,993	—
Non-cash purchase of Colorado assets	67,078	—

See notes to condensed consolidated financial statements.

Affinity Gaming, LLC

Notes to condensed consolidated financial statements

1.                                      Summary of Significant Accounting Policies

Organization

Affinity Gaming, LLC (and together with its subsidiaries, the “Company,” “Successor,” “we” or “us”) was organized in the State of Nevada on March 29, 2010 as Herbst Gaming, LLC.  The Company changed its name to Affinity Gaming, LLC, effective May 20, 2011, to reflect its new beginning, new Board of Directors and new management team.  We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the “Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Plan”).  Predecessor’s bankruptcies were jointly administered under the lead case In re: Zante, Inc., Case No. BK-N-09-50746-GWZ in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).  The reorganization of Predecessor was substantially consummated on December 31, 2010 (the “Emergence Date”), wherein we acquired all of Predecessor’s assets in consideration for the issuance of our membership interests and senior secured loans.

We are a diversified multi-jurisdictional casino operator headquartered in Las Vegas, Nevada with wholly-owned casino operations in Nevada, Missouri and Iowa.  Additionally, on February 29, 2012, we acquired the land and buildings of three casinos in Black Hawk, Colorado and simultaneously leased the casinos back to the previous owner until such time that the Company gains approval for gaming licenses in Colorado.  The license approvals are expected in the second half of 2012. We have aggregated the results of operations to present three Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada, and (iii) Midwest.

We also provide consulting services to Hotspur Casinos, Nevada, Inc. (“Hotspur”) the operator of the Rampart Casino at the J.W. Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, we receive a fixed monthly fee.

The Company has its principal executive offices at 3755 Breakthrough Way, Suite 300, Las Vegas, Nevada 89135; its telephone number is (702) 341-2400.

Basis of Presentation

The condensed consolidated financial statements of Affinity Gaming, LLC as of March 31, 2012, and for the three months ended March 31, 2012 and 2011 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

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

Restricted Cash

Restricted cash consists primarily of cash held in reserve to satisfy legal claims.  These cash reserves have been established to meet contingent liabilities or obligations of the Company.

Fair Value of Financial Instruments

We have adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized as other non-current assets and amortized to interest expense using the straight line method, which approximates the effective interest method, over the terms of the related debt agreements.

Income Taxes

On the Emergence Date, the Company elected to be treated as a partnership for income tax under the provisions of the Internal Revenue Code. Under those provisions, the members are liable for income tax on the taxable income of the Company as it affects the members’ individual income tax returns. Accordingly, we have included an unaudited pro forma income tax provision for the quarter ended March 31, 2011.  Effective April 1, 2011, the Company elected to be treated as a C corporation for income tax under the provisions of the Internal Revenue Code.  In connection with this election, the Company has included a provision for income taxes and related tax asset and liability accounts for the quarter ended March 31, 2012 (See Note 8).

2.                                     Assets Held for Sale

On February 27, 2012, the Company consummated the transactions contemplated by the Asset Purchase and Sale Agreement (the “JETT Agreement”) with JETT Gaming, LLC (“JETT”). Pursuant to the JETT Agreement, upon the terms and subject to the conditions thereof, the Company agreed to sell the assets of its Searchlight Casino, in Searchlight, Nevada and its Terrible Herbst convenience store slot machine route operations (“Herbst Slot Route”) to JETT. The Company also agreed to terminate certain agreements with parties affiliated with both JETT and the former owners of Predecessor.  In consideration for the Searchlight Casino and the Herbst Slot Route, JETT agreed to (i) assume certain liabilities related to the Searchlight Casino and the Herbst Slot Route, (ii) pay an amount in cash for certain equipment used in the Herbst Slot Route, and (iii) enter into an agreement not to compete with the Company’s other slot route operations and not to solicit any Company employee who is engaged in the operation of the Company’s other businesses for a period of time.

On February 29, 2012, the Company consummated the transactions contemplated by the Asset and Equity Purchase Agreement (the “Golden Gaming Agreement”) with Golden Gaming, LLC (formerly known as Golden Gaming, Inc.) (“Golden Gaming”) and an Asset Purchase Agreement with an affiliate of Golden Gaming, Golden Mardi Gras, Inc. (the “Black Hawk Agreement” and, together with the Golden Gaming Agreement, the “Golden Agreements”).  Pursuant to the Golden Gaming Agreement, upon the terms and subject to the conditions thereof, the Company sold the assets of its Terrible’s Town Casino and its Terrible’s Lakeside Casino & RV Park, both located in Pahrump, Nevada (the “Pahrump Casinos”), and its slot route operations (other than the Herbst Slot Route) (the “Slot Route”) to Golden Gaming, which will also assume certain liabilities related to the Pahrump Casinos and Slot Route.

Pursuant to the Black Hawk Agreement, upon the terms and subject to the conditions thereof, the Company agreed to purchase the assets and assume certain liabilities of Golden Gaming’s Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, each located in Black Hawk, Colorado (the “Black Hawk Casinos”). The Company acquired the land and buildings of the Black Hawk Casinos and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado.  The Company recorded $1.1 million in lease revenue from Golden Gaming during the three months ended March 31, 2012 and has not consolidated the results of operations of the Black Hawk Casinos because Golden Gaming continues to manage and make all operating decisions.  The Company’s license approvals are anticipated in the second half of 2012.

A contractual purchase price adjustment based on calculated values at closing of the Pahrump Casinos and Slot Route, on the one hand, and the Black Hawk Casinos, on the other hand, was payable under the Golden Agreements. For purposes of this contractual adjustment, the estimated value of the Pahrump Casinos and Slot Route was determined based on a multiple of the trailing twelve months EBITDA of the Pahrump Casinos and Slot Route as of February 29, 2012. The value of the Black Hawk Casinos for purposes of the computation was determined based on a multiple of the trailing twelve months EBITDA of the Black Hawk Casinos as of February 29, 2012. The company paid the difference between the required computation estimate of the Black Hawks casinos and the required computation estimate of the Pahrump casinos and Slot Route in cash. The calculated valuation difference was $4.3 million and was paid from cash on hand.

In connection with the disposition of the Searchlight Casino, the Pahrump Casinos and the Slot Route and the payment of $4.3 million to Golden Gaming, and the acquisition of the Blackhawk Casinos, the Company has recorded a gain on the transaction as further described below.  The fair value of the Searchlight Casinos, the Pahrump Casinos and the Slot Route at the closing of the transactions was estimated to be $67.1 million, which was used in the calculation of the gain.  Due to the proximity of the transaction to March 31, 2012, the gain is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period.  We expect to obtain information to assist us in finalizing the fair value of these entities during the measurement period.

Results for each of the properties sold by the Company under the JETT Agreement and the Golden Agreements have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.  A gain of $5.0 million has been included in the results of discontinued operations, net of selling expenses of approximately $1.7 million.  Selling expenses primarily consist of legal fees related to the purchase and sale agreements.  Discontinued operations include two months of operations for the three months ended March 31, 2012 compared to three months of operations for the three months ended March 31, 2011.  Summary operating results for the discontinued operations are as follows (in thousands):

	Two Months Ended February 29 , 2012	Three Months Ended March 31, 2011
Net revenues	$39,057	$51,779
Pretax income from discontinued operations	$5,527	$468
Discontinued operations, net of tax	$3,537	$468

Assets held for sale and liabilities related to assets held for sale as of February 29, 2012 and December 31, 2011 are as follows (in thousands):

	February 29, 2012	December 31, 2011
Cash and cash equivalents	$34,334	$51,321
Receivables, net	328	569
Notes and loans receivable	211	280
Prepayments and other	1,943	2,817
Inventory	1,023	946
Property and equipment, net	18,244	18,342
Lease acquisition costs, net	7,078	7,477
Other assets, net	133	204
Intangibles	1,280	1,312
Goodwill	7,911	7,911
Total assets held for sale	$72,485	$91,179
Accounts payable	1,261	1,134
Accrued expenses	2,576	3,388
Other liabilities	427	366
Total liabilities related to assets held for sale	$4,264	$4,888

3.             Purchase Price Allocation

On February 29, 2012, we acquired the real property belonging to the Black Hawk Casinos for a preliminary purchase price of $72.1 million.  This preliminary purchase price for the Black Hawk Casinos was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of February 29, 2012.  The excess of the preliminary purchase price over the preliminary assets acquired and liabilities assumed was recorded as goodwill. Due to the proximity of the Black Hawk Casinos acquisition to the quarter ended March 31, 2012, the purchase price allocation is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period.  The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired, the valuation of intangible assets acquired, and residual goodwill. We expect to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

Of the $72.1 million preliminary purchase price, the aggregate fair value of the tangible assets acquired was $50.0 million, trademarks were $2.5 million, and customer loyalty programs were $4.7 million. Other assets acquired and liabilities assumed as part of the acquisition, primarily related to working capital, will result in a payment to the buyer or seller based on the balances at the close of the transaction intended to result in no net valuation impact of those assumed assets and liabilities.  As of February 29, 2012, the excess of the preliminary purchase price over the fair value of net assets acquired was $20.3 million, which has been recorded as goodwill.

The following supplemental pro forma information presents the financial results as if we acquired the Black Hawk Casinos as of January 1, 2011. This supplemental pro forma revenue has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the periods ended March 31, 2012, would have been had we acquired the Black Hawk Casinos on January 1, 2011, nor are they indicative of any future results.

Three Months Ended March 31, 2012 (pro forma)
Net revenue	$124,101
Operating income	17,323
Income from continuing operations, net of tax	6,113

Three Months Ended March 31, 2011 (pro forma)
Net revenue	$120,168
Operating income	13,709
Income from continuing operations, net of tax	3,966

4.                                      Property and Equipment

Property and equipment acquired from Predecessor is stated at fair market value on Emergence Date and is being depreciated over the remaining useful life using the straight-line method. Property and equipment acquisitions are stated at cost and are being depreciated over useful life using the straight-line method. Property and equipment consists of the following (dollars in thousands):

	Estimated	March 31,	December 31,
	Life (Years)	2012	2011
Building	40	$161,637	136,971
Gaming equipment	5	39,796	38,092
Furniture, fixtures, and equipment	5 - 10	28,830	27,768
Leasehold improvements	1 - 20	10	10
Land	—	47,473	33,370
Barge	10	15,019	15,019
Construction-in-progress		13,231	13,234

Less accumulated depreciation		(28,227)	(22,615)
		$277,769	$241,849

5.                                      Goodwill and Other Intangible Assets

ASC Topic 350 requires the Company to test goodwill and other indefinite-lived intangible assets on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  The annual test, which is performed by the Company in the fourth quarter of each year, requires that the Company compare the carrying amount of the indefinitely-lived intangible assets reflected on the balance sheet to the fair value of the intangible assets.  In connection with the acquisition of the Black Hawk Casinos, based upon its preliminary fair value estimates, the Company recorded additions to intangible assets of $4.7 million related to customer loyalty programs and $2.5 million related to the local tradenames acquired.  The additions to intangible assets are being amortized in accordance with the Company’s average lives for similar intangible assets.

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

Intangible assets consist of the following (dollars in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)			(dollars in thousands)
Amortizing intangible assets
Customer loyalty programs	$11,022	$1,023	$9,999	$6,322	$818	$5,504
Trademarks	2,982	120	2,862	482	98	384
Total amortizing intangible assets	14,004	1,143	12,861	6,804	916	5,888

Unamortizing intangible assets
Gaming license rights	110,646		110,646	110,646		110,646
Local tradenames	9,517		9,517	9,517		9,517
Total unamortizing intangible assets	120,163		120,163	120,163		120,163
Total	$134,167		$133,024	$126,967		$126,051

Definite lived intangible assets are amortized ratably over their expected life.  Customer loyalty program intangible assets are being amortized over an average life of 7.7 years.  The trademarks are being amortized using average lives of 2.5 - 5 years. The aggregate amortization of intangible assets for the three months ended March 31, 2012 was $36,000.

Gaming license rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as states where only a certain number of operators are allowed by law.  Gaming license rights and local tradenames are not currently subject to amortization as we have determined they have an indefinite useful life.

Changes in goodwill during the three month period ended March 31, 2012 consist of the following (dollars in thousands):

Balance, December 31, 2011	$53,455
Goodwill allocated for acquisition of the Black Hawk Casinos	20,350
Balance, March 31, 2012	$73,805

6.                                      Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011
Progressive jackpot liabilities	$2,037	$1,873
Accrued payroll and related	8,922	9,585
Slot club point liability	3,906	3,829
Litigation reserve	1,949	5,929
Bankruptcy claims	1,550	1,559
Other accrued	4,319	3,713
Total	$22,683	$26,488

7.                                      Long-Term Debt

Long-term debt balances as of March 31, 2012 and December 31, 2011 follow (dollars in thousands):

	March 31, 2012	December 31, 2011
Total debt	$342,075	348,400
Less: current maturities	—	(1,325)
Total long-term debt	$342,075	$347,075

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

The Senior Secured Loan in the amount of $342.1 million is secured by substantially all of the assets of the Company and matures on December 15, 2015. Interest on the term loan is based on the rate of, at the Company’s election, either (i) LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor. The rate at March 31, 2012 was 10.0%.

The following table provides the fair value measurement information about our long-term debt at March 31, 2012. For additional information regarding ASC Topic 820 and the fair value hierarchy, see Note 1, Description of Business and Summary of Significant Accounting Policies.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank Credit Facility	$342,075	$348,650	Level 3

The estimated fair value of our bank credit facility is based on bid prices on or about March 31, 2012.

The Credit Agreement includes customary covenants and mandatory prepayments equal to 75% of the Company’s Excess Cash Flow (as defined in the Credit Agreement). The Company is also required to prepay the Credit Agreement with proceeds from sale of assets, certain casualty events (subject to repair and replacement rights), equity issuances, debt incurrences and certain extraordinary payments received outside of the ordinary course of business. If prepayment is made, prepayment penalties apply if such prepayment is made (i) prior to the first anniversary of the closing, 3%, (ii) between the first anniversary and the second anniversary of the closing, 2%, and (iii) between the second anniversary and the third anniversary of the closing, 1%.

The Credit Agreement contains customary covenants restricting certain activities including, but not limited to the incurrence of additional indebtedness, the incurrence or creation of liens on any of our properties, the ability to acquire or dispose of assets and the ability to make loans or other investments. In addition, the Company is required by the financial covenants as of December 31, 2011 to maintain a Leverage Ratio, as defined, of not greater than 5.50 to 1.00, and Interest Coverage Ratio, as defined, of not less than 1.80 to 1.00. We believe that we were in compliance with the Leverage Ratio, Interest Coverage Ratio and Capital Expenditure covenants in the Credit Agreement.  At March 31, 2012, the Leverage Ratio and Interest Coverage Ratio were 4.20 to 1.00 and 2.28 to 1.00 respectively.

On May 9, 2012 the Company repaid all of the $342.1 million of debt outstanding under the Senior Secured Loan.  The debt retirement transaction was subject to a prepayment penalty of 2%, resulting in a $6.8 million loss on the prepayment of debt.  The funds used to prepay the debt were obtained through, (i) the issuance of $200.0 million of 9.00% Senior Unsecured Notes due 2018, (ii) $200.0 million of a Senior Secured Credit Facility due 2018, which in aggregate provided the Company with an additional $38.6 million of cash and, (iii) the issuance of a $35.0 million Super Priority Revolving Credit Facility due 2017, which was undrawn at close.  Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at uncommitted floating rate of LIBOR plus 4.25% and are subject to a LIBOR floor of 1.25%.  The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The Senior Secured Credit Facility provides an accordion feature, whereby the Company may borrow an additional $80 million of debt subject to certain customary terms and conditions including Pro forma compliance with a maximum senior secured leverage ratio (as defined in the senior secured credit facility). The Company is estimating it will incurred a total of $12.5 million in fees (including Original Issue Discount), associated with the new debt.

The Senior Secured Credit Facility and the Super Priority Revolving Credit Facility contain customary covenants including maximum total leverage ratio, maximum secured leverage ratio, minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Senior Secured Credit Facility is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the net leverage ratio is greater than or equal to 4.00 to 1.00 and equal to 25% of excess cash flow when the net leverage ratio is greater than or equal to 3.00, but less than 4.00.

8.                                      Income Taxes

For the three months ended March 31, 2012, the Company’s overall effective income tax rate was 35.18%, consisting of a rate of 34.4% for continuing operations and a rate of 36.0% for discontinued operations.  The Company’s unaudited pro forma overall effective income tax rate for the three months ended March 31, 2011 was 36.0% consisting of a rate of 36.1% for continuing operations and 36.0% for discontinued operations.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year.  The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Pro forma net income and income taxes have been presented for comparative purposes on the condensed consolidated statement of operations for the three-month period ended March 31, 2011.  Pro forma net income for the three-month period ended March 31, 2011, is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it had occurred as of the beginning of 2011.  In connection with the conversion, effective April 1, 2011, the Company became taxed as a corporation.  The Company was previously treated as a partnership for tax purposes, and therefore generally not subject to federal income tax.  The pro forma net income includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 36%.

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

Our share-based compensation arrangements are designed to advance the long-term interests of the Company, including by attracting and retaining employees and directors, and aligning their interests with those of our unitholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending on the form of the share-based award, new shares of our common units may be issued upon grant, option exercise or vesting of the award. We maintain two classes of a share-based plan, each as discussed below.  As of March 31, 2012, the Company had awarded grants of 771,058 units and there were 228,942 units available for grant under the LTIP (as defined below).

The Affinity Gaming, LLC 2011 Long Term Incentive Plan (“LTIP”), which was approved by the compensation committee of our board of directors, permits the granting of stock options to employees, officers, directors and consultants. Options granted to management under the LTIP generally vest ratably over a three-year period from the date of the grant, and expire five years from the date of grant.  Options granted to directors vest ratably over one year, with one-half of the grant vesting immediately and the other half vesting one year from the date of grant. Options granted to our Chief Executive Officer in March 2011 will vest ratably on December 31, 2011, 2012, and 2013.  Vesting of the Chief Executive Officer’s options will be based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

Our LTIP also provides for the grant of Restricted Stock Units (“RSUs”). An RSU is an award which may be earned in whole, or in part, upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares, or other securities or a combination of such. Each RSU represents a contingent right to receive one common membership unit of the Company upon vesting. The RSUs have voting rights but are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our LTIP.  In March 2011, our Chief Executive Officer was granted RSUs, totaling approximately 200,000 units.  These RSUs will vest ratably on December 31, 2011, 2012, and 2013.  The vesting for each year will be based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.  On February 24, 2012, certain key executives were granted RSU’s totaling approximately 26,832 units.  These RSU’s will vest ratably over three years.

A summary of our outstanding and non-vested option and restricted unit activity for the period ended March 31, 2012 is as follows:

	Stock Options				Restricted Stock
Outstanding and
	Outstanding		Non-Vested		Non-Vested
Weighted
		Weighted		Average		Weighted
		Average		Fair		Average
		Exercise		Value		Fair
		Price		Per		Value
	Shares	Per Share	Shares	Share	Shares	Per Share
Balance, January 1, 2012	409,093	$10.00	303,797	$5.50	133,333	$10.00
Granted	135,133	10.25	135,134	5.92	26,832	10.25
Vested	—		(113,928)	5.50	66,667
Exercised	—		—		—
Expired / Cancelled	—		—		—

Balance, March 31, 2012	544,226		325,003		226,832

A summary of our exercisable stock options as of March 31, 2012 is as follows:

Number of vested stock options	219,223
Weighted average exercise price per share	$10.04

Aggregate intrinsic value	$—
Weighted average remaining contractual term in years	4.27

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

The following stock option information is as of March 31, 2012:

Significant fair value assumptions:
Expected term in years	5.00
Expected volatility	70.36%
Expected dividends	0.00%
Risk-free interest rates	0.86%
Total intrinsic value of options exercised	—
Aggregate cash received for option exercises	—

Compensation cost (included in operating expenses) (in thousands):-
Options	$286,558
Restricted units	$189,566

Total	476,124

As of period end date:
Total compensation cost for non-vested awards not yet recognized (in thousands):
Stock options	$1,738,718
Restricted stock	$1,418,890
Weighted-average years to be recognized
Options	1.5
Restricted units	1.6

For each year presented, the expected option term was determined using the contractual term. As the Company does not have publicly traded equity, expected volatility is based on the historical volatility related to an average of the stocks of the Company’s peer group, which has been determined to be publicly traded U.S. based regional casino operators. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

10.                               Write Downs, Reserves and Recoveries

On June 27, 2011, the Company’s casino located in St. Joseph, Missouri was closed due to flooding of the Missouri River. The casino reopened on September 29, 2011. Our insurance policies provided coverage for property damage and losses, subject to a deductible. Our insurance policies also provided coverage for interruption to our business, including lost profits (subject to a seven day deductible), and reimbursement for other expenses and costs we incurred related to the damages and losses suffered. The claim with our insurance carriers was settled and during the quarter ended December 31, 2011, we recorded $3.0 million in business interruption proceeds and a net $0.3 million gain for proceeds in excess of the book value of property destroyed or damaged. Business interruption proceeds, net of the seven day deductible waiting period were estimated to be $0.5 million. The gain related to property damage is net of approximately $0.1 million in deductibles under our policies. As of March 31, 2012, we had collected all proceeds from our insurance carriers.

11.                               Commitments and Contingencies

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T Inc., a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury verdict was delivered in connection with an action brought by the family of an individual who alleged that the Company was negligent in supervising an employee.  The punitive damage award was lowered to $4.1 million in a post-trial ruling by the trial judge. Multiple appeals followed, during the pendency of which the compensatory damages award was paid by Predecessor’s insurer, and interest accrued on the punitive damages award.  On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admitting to fault, we agreed to compromise the punitive damage award at $4 million inclusive of all accrued interest and pay it on behalf of our subsidiary E-T-T, LLC (which had been converted from E-T-T, Inc. and acquired by us in connection with the Bankruptcy Plan).  In connection with this settlement, Predecessor’s insurance carrier agreed to reimburse us $0.5 million. The Company paid the $4 million settlement amount on February 24, 2012 with unrestricted cash and received the insurance reimbursement on April 27, 2012. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash will be released to us in the second quarter of 2012 in connection with the settlement.

Our subsidiary, The Primadonna Company, LLC, is party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee. The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement. On March 10, 2009, the arbitrator awarded the former employee $1.3 million in compensatory damages, plus statutory interest and attorney’s fees. The arbitration award was appealed to the Clark County District Court which on April 21, 2010, issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanding the matter back to arbitration. On November 11, 2011 the arbitrator confirmed the award to the former employee and, including statutory interest and attorneys fees through the date of arbitration, awarded a total amount of $1.9 million. The Company was fully reserved for this amount and entered into a settlement agreement with the former employee, pursuant to which it made a full and final payment in the amount of $1.75 million in May, 2012.

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

12.                              Segment Information

We have aggregated certain of our operations in order to present four Reportable Segments: (i) Southern Nevada, (ii) Northern Nevada,  (iii) Midwest, and (iv) Colorado. The table below lists the segment classification of each of our properties.

Southern Nevada
Terrible’s Hotel & Casino	Las Vegas, NV
Terrible’s Town Casino & Bowl	Henderson, NV
Primm Valley Casino, Resort & Spa	Primm, NV
Buffalo Bill’s Resort & Casino	Primm, NV
Whiskey Pete’s Hotel & Casino	Primm, NV
Northern Nevada
Sands Regency Hotel & Casino	Reno, NV
Rail City Casino	Sparks, NV
Gold Ranch Casino and RV Resort	Verdi, NV
Dayton Depot Casino	Dayton, NV
Midwest
St Jo Frontier Casino	St. Joseph, MO
Mark Twain Casino	La Grange, MO
Lakeside Casino Resort	Osceola, IA
Colorado
Golden Mardi Gras Casino	Black Hawk, CO
Golden Gulch Casino	Black Hawk, CO
Golden Gate Casino	Black Hawk, CO

The following table reconciles Segment EBITDA to operating income (in thousands):

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Gross revenues
Southern Nevada	$68,989	$65,003
Northern Nevada	20,851	21,271
Midwest	37,099	36,939
Colorado	1,085	—
Total gross revenues	$128,024	$123,213

Segment EBITDA(1)
Southern Nevada	7,458	6,437
Northern Nevada	3,151	2,803
Midwest	11,175	10,027
Colorado	1,085	—
Total casino segment EBITDA	22,869	19,267

Depreciation and amortization
Southern Nevada	2,902	2,670
Northern Nevada	1,345	1,065
Midwest	1,587	1,436
Corporate	57	—
Total depreciation and amortization	5,891	5,171

Corporate and other expenses	2,842	3,166
Pre-Opening Expenses	20	—
Total depreciation, amortization and other expenses	8,753	8,337

Operating income	$14,116	$10,930

(1)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from operations plus depreciation and amortization, plus loss on impairment of assets, and plus restructuring expense.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We are a diversified, multi-jurisdictional casino operator with wholly-owned casino operations in Nevada, Missouri and Iowa and have recently entered into an agreement to acquire casino operations in Colorado.  As of March 31, 2012, our casino operations in Nevada consisted of 9 casinos.  Southern Nevada casino operations consist of:

•                  Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s Las Vegas”);

•                  Terrible’s Town Casino & Bowl in Henderson, Nevada (“Henderson Casino”);

•                  Primm Valley Casino, Resort & Spa (“Primm Valley”);

•                  Buffalo Bill’s Resort & Casino (“Buffalo Bill’s”); and

•                  Whiskey Pete’s Hotel & Casino (“Whiskey Pete’s”)

We also operate the following four casinos in Northern Nevada:

•                  Sands Regency Hotel & Casino in downtown Reno, Nevada (“Sands Regency”);

•                  Rail City Casino in Sparks, Nevada (“Rail City”);

•                  Gold Ranch Casino and RV Resort in Verdi, Nevada (“Gold Ranch”); and

•                  Dayton Depot Casino in Dayton, Nevada (“Dayton Casino”).

Our casino operations outside of Nevada consist of:

•                  St Jo Frontier Casino in St. Joseph, Missouri (“St Jo”);

•                  Mark Twain Casino in LaGrange, Missouri (“Mark Twain”);

•                  Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”); and

•                  Golden Mardi Gras Casino, Colorado;

•                  Golden Gulch Casino, Colorado; and

•                  Golden Gate Casino, Colorado (together with Golden Mardi Gras and Golden Gulch, the “Black Hawk Casinos”).

On February 27 and 29, 2012, we completed the sale of our casinos in Pahrump and Searchlight Nevada and our Slot Route operation to JETT and Golden Gaming (see Note 2 to the condensed consolidated financial statements).  The results of operations for the casinos and the slot route have been included in discontinued operations for the periods presented.  Also on February 29, 2012, in connection with the Golden Gaming agreement, we acquired the Black Hawk Casinos which we are leasing to Golden Gaming until such time as licensing approvals are obtained.  We anticipate that gaming license approval will be obtained in the second half of 2012, after which we will take over the control and operation of these properties.

We also provide consulting services to Hotspur Casinos, Nevada, Inc. (“Hotspur”) the operator of the Rampart Casino at the J.W.Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, we receive a fixed monthly fee.

As of March 31, 2012, our casino operations collectively included approximately 304,000 square feet of gaming space with 7,572 slot machines, 128 table games and 3,857 hotel rooms.  The Black Hawk Casinos collectively include 31,000 square feet of gaming space with 1,066 slots and 43 table games.

Seasonality

We do not believe that our business as a whole is seasonal to any significant degree.  However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months.  We also expect that our Casinos in Black Hawk, Colorado will experience similar business disruption during the winter months.

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

Results of Operations

Our financial results are highly dependent upon the number of customers we attract to our casino facilities and the amounts those customers spend per visit.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive in traffic from feeder markets to provide visitation.  Generally, we believe that economic uncertainty continues to impact the gaming industry and our operating results for the periods presented.  Continued high unemployment levels, weakness in the housing and consumer credit markets and reduced levels of discretionary consumer spending continue to impact our gaming operations.  Despite the continued economic weakness, net revenues for continuing operations for the three months ended March 31, 2012 improved $5.2 million or 5% when compared to the three months ended March 31, 2011, and Segment EBITDA for continuing operations increased $3.6 million or 19% quarter over quarter, driven primarily by stronger revenue in each of our segments.  Additionally, we recorded rental income from the Black Hawk Casinos for the month of March 2012 of $1.1 million.

The results of the Pahrump Casinos, Searchlight casino and the Slot Route have been classified as discontinued operations for all periods presented.  Results from discontinued operations include operating results through the date of disposition, February 29, 2012.

Summary operating results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 follow (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	% Change
Net revenues, continuing operations	$112,796	$107,596	5%
Segment EBITDA, continuing operations	$22,870	$19,267	19%
Net revenues, discontinued operations (1)	$39,057	$51,779	(25)%
Segment EBITDA, discontinued operations (1)	$1,839	$4,188	(56)%

(1)          Discontinued operations include two months of operations for the three months ended March 31, 2012 compared to three months of operations for the three months ended March 31, 2011.

Revenues and Expenses by Category

The following table presents detail of our continuing operations gross revenues and costs and expenses by category (dollars in thousands):

	Three Months Ended March31,
	2012	2011	% Change
Gross Revenues
Gaming	$80,053	$77,597	3%
Food and Beverage	12,983	12,443	4%
Lodging	8,425	7,904	7%
Fuel and retail	21,603	20,174	7%
Other	4,960	5,095	(3)%

Total Gross Revenues	128,024	123,213	4%

Promotional Allowances	15,228	15,617	(2)%

Net Revenues	$112,796	$107,596	5%

Costs and Expenses
Gaming	$30,243	$29,650	2%
Food and Beverage	13,222	12,103	9%
Lodging	5,222	5,376	(3)%
Fuel and Retail	19,149	18,075	6%
Write downs, reserves and recoveries	(78)	—	0%
Other	2,547	3,566	(29)%
General and administrative	19,622	19,559	0%
Corporate	2,842	3,166	(10)%

Total Costs and Expenses	92,769	91,495	1%

Segment EBITDA Margins
Gaming (net of promotional allowances)	43%	42%
Food and Beverage	(2)%	3%
Lodging	38%	32%
Fuel and Retail	11%	10%
Other	49%	30%

Gross Revenue

We derive a substantial amount of our gross revenues from gaming operations at our casinos, which produced approximately 63% of our gross revenues for the three months ended March 31, 2012 compared to 63% of our gross revenues for the three months ended March 31, 2011.  Gaming revenues are generally defined as gaming wins less gaming losses.  The largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverage furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  Promotional allowances were 12% of gross revenues for the three months ended March 31, 2012 compared to 13% for the three months ended March 31, 2011.  The promotional environment continues to be highly competitive and we continue to manage promotional expenses across our properties.

Fuel and retail gross revenues produced approximately 17% and 16% of our gross revenues for the three months ended March 31, 2012 and 2011, respectively.  Our fuel operations include a gas station and convenience store at Gold Ranch and a total of three gas stations located at the Primm Casinos.  During the fourth quarter of 2011, we entered into a ground lease agreement with Pilot Travel Centers, LLC (“Pilot”), whereby Pilot constructed and began operating one of its largest fuel and retail facilities, located directly off Interstate 35 at our Lakeside Iowa property, replacing the fuel and retail store that we previously operated at that location.  Revenues from fuel and retail operations increased despite the reduction of revenue attributable to the outsourcing of this Pilot location as a result of the increase in fuel prices.

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service and entertainment outlets we own and operate in our casino properties. Food and beverage revenues are recognized at the time the food and/or beverages are provided to the guest. Food and beverage revenues from outlets that we own and operate at our casino locations produced approximately 10% of our gross revenues for each of the three months ended March 31, 2012 and 2011.

Lodging revenues from our hotel operations accounted for approximately 7% and 6% of our total gross revenues for the three months ended March 31, 2012 and 2011 respectively.  Lodging revenuesare derived from rooms rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per occupied room per day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenues are recognized at the time the rooms are provided to the guests.

Other revenues are primarily derived from consulting, rental income from third-party leasing arrangements, and entertainment, lottery and ATM revenues at our casino properties, and produced approximately 4% of gross revenues for each of the three months ended March 31, 2012 and 2011.  Other revenues for the three months ended March 31, 2012 also includes rental income for the Black Hawk Casinos in the amount of $1.1 million for the month of March 2012.

Costs and Expenses

Direct costs and expenses, including selling, general and administrative expenses for each of our operations, are aggregated and included in Reportable Segment expenses discussed below.

Corporate expenses represent unallocated payroll, professional fees and other expenses that are not directly attributable to our Reportable Segment operations.  Corporate expenses as a percentage of gross revenues declined to 2% for the three months ended March 31, 2012 compared to 3% for the three months ended March 31, 2011.

Depreciation and amortization expense for the three months ended March 31, 2012 increased $0.7 million or 14% when compared to the three months ended March 31, 2011, primarily due to capital improvements and the addition of assets since the Company emerged from bankruptcy.

Interest expense increased $0.4 million or 5% when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011 due to the amortization of debt issuance costs incurred in connection with the Company’s existing credit facility.  Debt issuance costs are capitalized and are being amortized to interest expense over the term of the related debt agreement, using the straight-line method which approximates the effective interest method.

The income tax provision attributable to continuing operations for the three months ended March 31, 2012 was $2.1 million.  The income tax provision attributable to discontinued operations for the three month period ended March 31, 2012 was $2.0 million.  The overall effective tax rate used in calculating the provision was 35.18%.  Federal and state income taxes payable are estimated to be $0.9 million as of March 31, 2012.

Results of Operations by Reportable Segment

We review results of operations based upon Reportable Segments.  Reportable Segment EBITDA represents each geographical region’s earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.

The following table presents financial information, by Reportable Segment, for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	% Change
Gross Revenues
Southern Nevada	$68,989	$65,003	6%
Northern Nevada	20,851	21,271	(2)%
Midwest	37,099	36,939	—%
Colorado	1,085	—	N/A
Casino Total	128,024	123,213	4%

Segment EBITDA
Southern Nevada	$7,458	$6,437	16%
Northern Nevada	3,151	2,803	12%
Midwest	11,175	10,027	11%
Colorado	1,085	—	N/A
Casino Total	22,869	19,267	19%

Corporate and Other	(2,842)	(3,166)	(10)%
Total EBITDA	$20,027	$16,101	24%

EBITDA, Segment EBITDA, including Segment EBITDA from discontinued operations, net revenues from discontinued operations, total net revenues, net income (loss) from discontinued operations and total net income (loss), are non-GAAP measures but are used by management to measure segment profits and losses in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”). Segment EBITDA has certain limitations because it does not take into account the impact of certain expenses, including the allocation of overhead. We have tried to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. The following table reconciles EBITDA to net income (in thousands):

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Gross revenues
Southern Nevada	$68,989	$65,003
Northern Nevada	20,851	21,271
Midwest	37,099	36,939
Colorado	1,085	—
Total gross revenues	$128,024	$123,213

Segment EBITDA
Southern Nevada	7,458	6,437
Northern Nevada	3,151	2,803
Midwest	11,175	10,027
Colorado	1,085	—
Total casino segment EBITDA	22,869	19,267
Corporate and other expenses	2,842	3,166
Total EBITDA	20,027	16,101

Depreciation and amortization
Southern Nevada	2,902	2,670
Northern Nevada	1,345	1,065
Midwest	1,587	1,436
Corporate	57	—
Total depreciation and amortization	5,891	5,171

Pre-Opening Expenses	20	—
Total depreciation, amortization and other expenses	5,911	5,171

Operating income	14,116	10,930

Other income (expense)
Interest income	14	20
Interest expense	(7,937)	(7,533)
Total other expense, net	(7,923)	(7,513)

Income from continuing operations before tax	6,193	3,417
Provision for income taxes	(2,133)	—
Income from continuing operations	4,060	3,417
Income from discontinued operations before tax	5,527	468
Provision for income taxes	(1,990)	—
Income from discontinued operations	3,537	468

Net income	$7,597	$3,885

Southern Nevada

Southern Nevada casino operations include Terrible’s Las Vegas, Terrible’s Town Casino and our three Primm Casinos. In addition to casino operations, our results from Primm include the operation of three gas station/convenience stores and a lottery outlet.  Southern Nevada casino operations accounted for approximately 54% of our gross revenues for the three months ended March 31, 2012 compared to 53% of gross revenues for the three months ended March 31, 2011.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Total revenues for Southern Nevada increased by $4.0 million or 6% for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  Fuel and retail revenues were up $2.2 million, or 15%, due to increases in the retail price of gasoline at the Primm locations.  Casino revenues increased $1.2 million, or 4% for the three months ended March 31, 2012 when compared to the same period in prior year.  The customer base of our Southern Nevada casinos consist primarily of value-oriented, drive-in tourists from the Southern California market and locals.  Although casino revenues continue to be negatively impacted by adverse economic conditions in our feeder markets and the locals market, we saw revenue improvements driven by our focused marketing and promotional programs.  Competition for the Las Vegas local customer continues to be intense with highly competitive promotional campaigns.  We have responded to this intense promotional environment by implementing targeted marketing campaigns aimed at repeat visitation.  Hotel revenues for the three month period ending March 31, 2012 improved by $0.9 million or 15% when compared to the three months ended March 31, 2011.  The improvement in hotel revenues was driven by higher occupancy and ADR at our Primm Casinos where we have focused on marketing the newly renovated Primm Valley Resort.  Food and beverage revenues increased $0.6 million or 10% for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011 driven primarily by the operation of the Primm Valley buffet.  Operation of the buffet had been outsourced to a third-party operator during 2010.  In the fourth quarter of 2011, the third-party lease was terminated and the Company took over operation of the buffet.  Operation of this key amenity ensures that we can deliver on our promise of a value-oriented, pleasant experience fostering repeat visitation, which is a cornerstone of our marketing philosophy.  Other revenues declined $0.9 million or 22% during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The decline in other revenues is attributable to the transition of golf operations at Primm to a third-party operator which occurred in September 2011.

Southern Nevada Segment EBITDA increased by $1.0 million, or 16% for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  Total promotional allowances and casino expenses in Southern Nevada increased $0.7 million or 3% for the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011.  Promotional allowance and casino expense increases were commensurate with casino revenue increases and were the result of targeted customer reinvestment strategies in response to the highly competitive promotional market in Southern Nevada.  Food and beverage expenses increased $1.2 million or 21%, directly related to the operation of the buffet at Primm Valley.  Fuel and retail operating expenses increased $1.8 million or 13% attributable to the increased cost of fuel.  Other operating expenses decreased $1.0 million or 28% for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  Expense reductions in other operating areas were attributable to the elimination of expenses associated with golf operations, coupled with reductions in entertainment expense.  Entertainment expenses were reduced due to a shift in the entertainment strategy where we have replaced high cost, headline entertainment with mid-level entertainment more suited to our drive-in target market at Primm.  Additionally, we saw reductions in general and administrative expenses of $0.2 million or 2% for the quarter ended March 31, 2012 when compared to the three months ended March 31, 2011.  General and administrative expense reductions were the result of payroll efficiencies and benefit expense reductions throughout the Southern Nevada region.  Overall, the revenue improvements and operating efficiencies described resulted in an increase in Southern Nevada Segment EBITDA operating margins of 1.0% for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.

Northern Nevada

Northern Nevada operations include the Sands Regency, Rail City, Gold Ranch and Dayton Casino.  Northern Nevada casino operations accounted for approximately 16% of our gross revenues for the three months ended March 31, 2012 compared to 17 % of gross revenues for the three months ended March 31, 2011.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Gross revenues for the region declined $0.4 million or 2 % in the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  Revenue declines were primarily driven by reduced occupancy and ADR at the Sands Regency where an unusually mild winter resulted in lost revenue for certain ski and winter activity groups.  Overall, hotel revenues declined $0.4 million or 25% for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  Casino revenues improved $0.1 million or 1%, while food and beverage revenues declined $0.2 million or 7% for the quarter ended March 31, 2012 when compared to the same quarter in prior year.  Fuel and retail and other revenues improved slightly on a quarter over quarter basis, increasing $0.1 million or 16% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The challenging economic environment and more intense competition for a reduced number of visitors, from Native American gaming and within the Reno market, continue to be negative factors impacting business levels.  Successful targeted marketing campaigns and improved customer reinvestment programs mitigated revenue declines in Northern Nevada during the quarter.

Despite revenue declines, Northern Nevada Segment EBITDA increased $0.3 million or 12% for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  The increase was primarily driven by decreased promotional and casino expenses resulting in an improved casino contribution.

Midwest

Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside Iowa.  Midwest casino operations accounted for approximately 29% and 30% of the Company’s gross revenues for the three months ended March 31, 2012 and March 31, 2011, respectively.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Gross revenues for our Midwest casinos increased $0.2 million, or 0.4%, for the three months ended March 31, 2012 compared to the three month period ended March 31, 2011.  Casino revenues increased $1.2 or 4% for the quarter driven primarily by improved performance at our Missouri properties where we continue to see steady casino revenue improvements despite the challenging macro-economic conditions.  Fuel and retail revenues declined $0.8 million or 76% directly attributable to the outsourcing of our gas station and convenience store at Lakeside Iowa.  During the fourth quarter of 2011, we entered into a ground lease agreement with Pilot, whereby Pilot constructed and began operating one of its largest fuel and retail facilities, located directly off Interstate 35 on our property, replacing the fuel and retail store that we previously operated at that location. The outsourcing of this fuel and retail location allowed us to maintain our overall EBITDA contribution from fuel and retail operations by replacing the revenue and related expenses with rental income while improving the overall appeal of the facility through our partnership with Pilot which funded the capital improvements and branded the facility.  Other revenues in the Midwest declined $0.3 million or 57% for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011, mainly due to reductions in entertainment revenue at Lakeside Iowa.

Segment EBITDA at the Midwest casinos for the three months ended March 31, 2012 increased $1.1 million or 11% when compared to the three months ended March 31, 2011.  The improvement was driven by improved casino contribution, where revenue increases flowed directly to EBITDA.

Colorado

On February 29, 2012, the Company acquired the land and buildings of the Black Hawk Casinos and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado.  The Company recorded $1.1 million in lease revenue from Golden Gaming during the three months ended March 31, 2012 and has not consolidated the results of operations of the Black Hawk Casinos because Golden Gaming continues to manage and make all operating decisions.  The Company’s license approvals are anticipated in the second half of 2012.

Discontinued Operations

Results for each of the properties sold by the Company under the JETT Agreement and the Golden Agreements have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.  A gain of $5.0 million has been included in the results of discontinued operations, net of selling expenses of approximately $1.7 million.  Selling expenses primarily consist of legal fees related to the purchase and sale agreements.  Summary operating results for the discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2012 (1)	Three Months Ended March 31, 2011
Net revenues	$39,057	$51,779
Pretax income from discontinued operations	$5,527	$468
Discontinued operations, net of tax	$3,537	$468

(1)  Discontinued operations include two months of operations for the three months ended March 31, 2012 compared to three months of operations for the three months ended March 31, 2011.

Liquidity and Capital Resources

Overview

Our business relies on cash flows from operations as our primary source of liquidity.  On the Emergence Date, we entered into a credit agreement with Wilmington Trust Company, as administrative agent, and the lender parties from time to time thereto for $350 million in aggregate principal amount of Senior Secured Loans (the “Credit Agreement”).  In May 2012, the Company repaid all of the $342.1 million of debt outstanding under the Credit Agreement with proceeds obtained through,  (i) the issuance of $200.0 million of 9.00% Senior Unsecured Notes due 2018, (ii) $200.0 million of a Senior Secured Credit Facility due 2018, which in aggregate provided the Company with an additional $38.6 million of cash.  Additionally, the Company obtained a $35.0 million Super Priority Revolving Credit Facility due 2017, which was undrawn at close.  The Senior Secured Credit Facility permits us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provides an accordion feature, whereby the Company may borrow an additional $80 million of debt subject to certain terms and conditions including compliance with a maximum leverage ratio (as defined in the Senior Secured Credit Facility).  We cannot provide assurance that, if required, we will be able to obtain necessary approval for additional borrowing under our Senior Secured Credit Facility.

On May 9, 2012 the Company repaid all of the $342.1 million of debt outstanding under the Senior Secured Loan.  The debt retirement transaction was subject to a prepayment penalty of 2%, resulting in a $6.8 million loss on the prepayment of debt.  The funds used to prepay the debt were obtained through, (i) the issuance of $200.0 million of 9.00% Senior Unsecured Notes due 2018, (ii) $200.0 million of a Senior Secured Credit Facility due 2018, which in aggregate provided the Company with an additional $38.6 million of cash and, (iii) the issuance of a $35.0 million Super Priority Revolving Credit Facility due 2017, which was undrawn at close.  Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at uncommitted floating rate of LIBOR plus 4.25% and are subject to a LIBOR floor of 1.25%. The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The Senior Secured Credit Facility provides an accordion feature, whereby the Company may borrow an additional $80 million of debt subject to certain customary terms and conditions including pro forma compliance with a maximum senior secured leverage ratio (as defined in the Senior Secured Credit Facility). The Company is estimating it will incur a total of $12.5 million in fees (including Original Issue Discount), associated with the new debt.

Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures for the refurbishment of some of our properties, acquisition of slot machines and other equipment required to maintain our facilities.  Required principal prepayment on our debt is based on excess cash flow (as defined in the Senior Secured Credit Facility) calculated at the end of each calendar year.  The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

Our cash flows are affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash, the Super Priority Revolving Credit Facility, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $29.5 million for the three months ended March 31, 2012 compared to net cash provided by operating activities of $17.1 million for the three months ended March 31, 2011, an increase of $12.4 million.  Operating cash flows were higher primarily in connection with $25.0 million in excess cash retained by the Company as a result of the sale of the slot route, offset by decreases in operating assets and liabilities eliminated in connection with the sale.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2012 compared to $2.2 million for the three months ended March 31, 2011.  Net cash used in investing activities is primarily comprised of $4.7 million in capital expenditures and $4.3 million in cash paid for the acquisition of the Black Hawk Casinos, offset by proceeds from our insurance carriers related to property damage from the St Jo flood of $3.0 million and a reduction in restricted cash of $1.6 million which includes the refund of a $1.5 million escrow deposit held through close of the Golden transaction.

Cash Flows from Financing Activities

Net cash used in financing activities was $6.3 million for the three months ended March 31, 2012 compared to $0.9 million for the three months ended March 31, 2011.  Net cash used in financing activities consists of the $5.0 million voluntary prepayment of debt made in connection with the approval by our lenders of the JETT and Golden transactions and the mandatory prepayment of $1.3 million in debt based on 2011 excess cash flows.  Cash flow from financing activities in 2011 consisted of loan origination fees.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

Recently Issued Accounting Pronouncements

None

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. We do not have any cash or cash equivalents as of March 31, 2012 that are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Credit Agreement. The interest on the term loan under the Credit Agreement is based on the rate of, at the Company’s election, either (i) the LIBOR plus a margin of 7.0% or (ii) the alternative base rate plus a margin of 6.5%. Both LIBOR and the alternative base rate are subject to a fixed floor of 3% and 4% respectively. At March 31, 2012, the principal amount of the related borrowings under the Credit Agreement was $342.1 million, all of which was subject to variable interest rates. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $3.4 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $348.7 million as of March 31, 2012.

ITEM 4.          CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

For a description of our previously reported legal proceedings, refer to “Part I, Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Note 11 to the accompanying condensed consolidated financial statements.

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T Inc., a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury verdict was delivered in connection with an action brought by the family of an individual who alleged that the Company was negligent in supervising an employee.  The punitive damage award was lowered to $4.1 million in a post-trial ruling by the trial judge. Multiple appeals followed, during the pendency of which the compensatory damages award was paid by Predecessor’s insurer, and interest accrued on the punitive damages award.  On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admitting to fault, we agreed to compromise the punitive damage award at $4 million inclusive of all accrued interest and pay it on behalf of our subsidiary E-T-T, LLC (which had been converted from E-T-T, Inc. and acquired by us in connection with the Bankruptcy Plan).  In connection with this settlement, Predecessor’s insurance carrier agreed to reimburse us $0.5 million. The Company paid the $4 million settlement amount on February 24, 2012 with unrestricted cash and received the insurance reimbursement on April 27, 2012. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash will be released to us in the second quarter of 2012 in connection with the settlement.

Our subsidiary, The Primadonna Company, LLC, is party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee. The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement. On March 10, 2009, the arbitrator awarded the former employee $1.3 million in compensatory damages, plus statutory interest and attorney’s fees. The arbitration award was appealed to the Clark County District Court which on April 21, 2010, issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanding the matter back to arbitration. On November 11, 2011 the arbitrator confirmed the award to the former employee and, including statutory interest and attorneys fees through the date of arbitration, awarded a total amount of $1.9 million. The Company was fully reserved for this amount and entered into a settlement agreement with the former employee, pursuant to which it made a full and final payment in the amount of $1.75 million in May, 2012.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.       RISK FACTORS.

“Part I. Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS

(a)               Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1

Registration Rights Agreement, dated February 7, 2012, by and among Affinity Gaming, LLC and SPH Investment, LLC (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 0054085) dated February 13, 2012).

10.1

Separation Agreement and Release, dated as of September 23, 2011, by and between Affinity Gaming, LLC and Alex W. “Sandee” Cruden (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 0054085) dated April 19, 2012).

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

AFFINITY GAMING, LLC

Dated: May 14, 2012	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated: May 14, 2012	By:	/s/ John Christopher Krabiel
Name: John Christopher Krabiel
Title: Chief Financial Officer and Treasurer