Form 10-Q
period 2012-06-30
Affinity Gaming, LLC
filed 2012-08-14
CIK 1499268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

The registrant’s units are not traded on an exchange or in any public market.  As of June 30, 2012, the number of the registrant’s common units outstanding was 20,226,833.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects”, “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash and (ii) the effects to our business as a result of our Predecessor’s reorganization proceedings under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

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

•                  rising gasoline prices could have a material adverse effect on our revenues, as our casinos primarily rely on drive-in traffic for visitation;

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

Affinity Gaming, LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except unit amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$128,096	$53,379
Restricted Cash	463	9,237
Receivable, St. Jo Flood	—	4,068
Accounts receivable, net of reserve of $117 at June 30, 2012 and $113 at December 31, 2011	6,064	4,132
Prepaid expenses	10,909	9,225
Inventory	3,632	3,552
Deferred tax asset	1,239	—
Total current assets	150,403	83,593
Property and equipment, net	280,016	241,849
Other assets, net	21,814	7,613
Assets held for sale (Note 2)	—	91,179
Intangibles, net	132,315	126,051
Goodwill	73,805	53,455
Total assets	$658,353	$603,740

Liabilities and Owners’ equity
Current liabilities
Accounts payable	$13,906	$12,935
Accrued interest	4,266	97
Accrued expenses	20,863	26,488
Income tax payable	364	184
Deferred tax liability	—	735
Current maturities of long-term debt	2,000	1,325
Total current liabilities	41,399	41,764
Long-term debt	395,548	347,075
Other liabilities	796	1,014
Liabilities held for sale (Note 2)	—	4,888
Deferred tax liability	7,647	2,764
Total liabilities	445,390	397,505

Commitments and contingencies (Note 11)

Owners’ equity
Members capital($10 par value; 21,000,001 units authorized and 20,226,833 units outstanding at June 30, 2012 and 20,200,001 units outstanding at December 31, 2011)	198,033	198,033
Additional paid-in-capital	2,632	1,680
Retained earnings	12,298	6,522
Total owners’ equity	212,963	206,235
Total liabilities and owners’ equity	$658,353	$603,740

See notes to unaudited condensed consolidated financial statements.

Affinity Gaming, LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Casino	$79,067	$78,111	$159,120	$155,708
Food and beverage	13,497	12,470	26,480	24,913
Lodging	9,997	8,445	18,422	16,349
Fuel and retail	23,504	24,225	45,107	44,399
Other	6,581	5,832	11,541	10,927

Total revenues	132,646	129,083	260,670	252,296
Promotional allowances	(16,251)	(14,888)	(31,479)	(30,505)
Net revenues	116,395	114,195	229,191	221,791

Expenses
Casino	30,213	29,073	60,456	58,723
Food and beverage	13,595	12,416	26,817	24,519
Lodging	5,830	5,603	11,052	10,979
Fuel and retail	20,382	21,588	39,531	39,663
Other	2,689	3,752	5,236	7,318
General and administrative	20,942	20,570	40,564	40,129
Depreciation and amortization	6,447	6,555	12,338	11,726
Pre-Opening expenses	122	—	142	—
Corporate	2,738	3,113	5,580	6,279
Write downs, reserves and recoveries	(707)	—	(785)	—
Total costs and expenses	102,251	102,670	200,931	199,336
Operating income from continuing operations	14,144	11,525	28,260	22,455

Other income (expense)
Interest income	29	19	43	39
Interest expense	(8,074)	(7,706)	(16,011)	(15,239)
Loss on extinguishment of debt	(8,842)	—	(8,842)	—
Other expense	—	(790)	—	(790)
Total other expense, net	(16,887)	(8,477)	(24,810)	(15,990)

Income (loss) from continuing operations before tax	(2,743)	3,048	3,450	6,465
Benefit from (provision for) income taxes	922	(2,437)	(1,211)	(2,475)

Income (loss) from continuing operations	$(1,821)	$611	$2,239	$3,990

Discontinued operations (Note 2)
Income from discontinued operations before tax	__	522	5,527	990
Provision for income taxes	—	(417)	(1,990)	(379)
Income from discontinued operations	—	105	3,537	611
Net income (loss)	$(1,821)	$716	$5,776	$4,601
Unaudited pro forma income data:
Income before tax	$—	$—	$—	$7,455
Pro forma income tax expense (Note 8)	—	—	—	(2,854)
Pro forma net income	$—	$—	$—	$4,601

See notes to unaudited condensed consolidated financial statements.

Affinity Gaming, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$5,776	$4,601
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from discontinued operations, before income taxes	(5,527)	(990)
Depreciation and amortization	12,338	11,726
Amortization of debt issuance costs	368	153
Debt discount amortization	48
(Gain) loss on sale of property and equipment	(14)	(98)
Reorganization of debt	1,250
Insurance proceeds St Jo flood	1,005	840
Equity-based compensation	952	—
Excess cash from discontinued operations	23,892	—
Deferred income taxes	2,909	2,243
Decrease (increase) in operating assets:
Accounts receivable	(1,208)	486
Prepaid expenses	(1,744)	390
Inventory	(80)	138
Other assets	792	254
Increase (decrease) in operating liabilities:
Accounts payable	189	234
Accrued interest	4,169	—
Accrued expenses	(5,625)	4,520
Income tax payable	180	611
Other liabilities	(241)	35
Net cash provided by operating activities	39,429	25,143

Cash flows from investing activities:
Restricted cash	8,774	—
Cash paid for business acquisition	(4,305)	—
Insurance proceeds St Jo flood	3,045	—
Proceeds from sale of property and equipment	55	139
Property and equipment additions	(11,782)	(9,873)
Net cash used in investing activities	(4,213)	(9,734)

Cash flows from financing activities:
Payments on long-term debt	(348,900)	—
Proceeds from long term debt	398,000	—
Loan origination fees	(9,599)	(1,546)
Net cash provided by (used in) financing activities	39,501	(1,546)

Net increase in cash and cash equivalents	74,717	13,863

Cash and cash equivalents:
Beginning of year	53,379	64,385
End of period	$128,096	$78,248

Cash flows from discontinued operations:
Cash flows from operating activities	$(453)	$425
Cash flows from investing activities	(17)	(3,178)
Cash flows from discontinued operations	$(470)	$(2,753)

Supplemental cash flow information:
Cash paid during the period for interest	$12,595	$17,620

Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$1,848	$441
Non-cash disposition of assets	29,993	—
Non-cash purchase of Colorado assets	67,078	—
Non-cash loan origination fees	1,045	—

See notes to unaudited condensed consolidated financial statements.

Affinity Gaming, LLC

Notes to unaudited condensed consolidated financial statements

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

We are a diversified multi-jurisdictional casino operator headquartered in Las Vegas, Nevada with wholly-owned casino operations in Nevada, Missouri and Iowa.  Additionally, on February 29, 2012, we acquired the land and buildings of three casinos in Black Hawk, Colorado and simultaneously leased the casinos back to the previous owner until such time that the Company gains approval for gaming licenses in Colorado.  The license approvals are expected in the second half of 2012. We have aggregated the results of operations to present four reportable segments: (i) Southern Nevada, (ii) Northern Nevada, (iii) Midwest and; (iv) Colorado.

We also provide consulting services to Hotspur Casinos, Nevada, Inc., the operator of the Rampart Casino at the J.W. Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, we receive a fixed monthly fee.

The Company has its principal executive offices at 3755 Breakthrough Way, Suite 300, Las Vegas, Nevada 89135; its telephone number is (702) 341-2400.

Basis of Presentation

The condensed consolidated financial statements of Affinity Gaming, LLC as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

We reclassified certain amounts in the 2011 financial statements to conform to the 2012 presentation. These reclassifications had no impact on our results of operations, cash flows or owners’ equity as previously reported.

Principles of Consolidation

In preparing the condensed consolidated financial statements, all inter-company accounts and transactions have been eliminated.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized as other non-current assets and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the terms of the related debt agreements.

Income Taxes

On the Emergence Date, the Company elected to be treated as a partnership for income tax under the provisions of the Internal Revenue Code. Under those provisions, the members are liable for income tax on the taxable income of the Company as it affects the members’ individual income tax returns. Effective April 1, 2011, the Company elected to be treated as a C corporation for income tax under the provisions of the Internal Revenue Code.  In connection with this election, the Company included a provision for income taxes and related tax asset and liability accounts beginning with the quarter ended June 30, 2011 (See Note 8).  Pro forma net income and income taxes have been presented for comparative purposes on the condensed consolidated statement of operations for the six months ended June 30, 2011.  Pro forma net income is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it had occurred at the beginning of 2011.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)(“ASU No. 2012-02”).  In ASU No. 2012-02, the FASB gave entities the option of considering qualitative factors first when attempting to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity need not take further action; however, if an entity concludes otherwise, then it must perform the quantitative impairment test by comparing the fair value of the impaired asset with its carrying amount.  The amendments in ASU No. 2012-02, which we believe will not materially affect our financial position, results of operations or cash flows, become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

Pursuant to the Black Hawk Agreement, upon the terms and subject to the conditions thereof, the Company agreed to purchase the assets and assume certain liabilities of Golden Gaming’s Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, each located in Black Hawk, Colorado (the “Black Hawk Casinos”). The Company acquired the land and buildings of the Black Hawk Casinos and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado.  The Company recorded $2.3 million and $3.4 million in lease revenue from Golden Gaming during the three and six months ended June 30, 2012, respectively and has not consolidated the results of operations of the Black Hawk Casinos because Golden Gaming continues to manage and make all operating decisions.  The Company’s license approvals are anticipated in the second half of 2012.

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

In connection with the disposition of the Searchlight Casino, the Pahrump Casinos and the Slot Route and the payment of $4.3 million to Golden Gaming, and the acquisition of the Blackhawk Casinos, the Company has recorded a gain on the transaction as further described below.  The fair value of the Searchlight Casinos, the Pahrump Casinos and the Slot Route at the closing of the transactions was estimated to be $67.1 million, which was used in the calculation of the gain.  Due to the timing of the transaction close, the gain is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period.  We expect to obtain information to assist us in finalizing the fair value of these entities during the measurement period.

Results for each of the properties sold by the Company under the JETT Agreement and the Golden Agreements have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated statements of operations.  A gain of $5.0 million has been included in the results of discontinued operations, net of selling expenses of approximately $1.7 million.  Selling expenses primarily consist of legal fees related to the purchase and sale agreements.  Discontinued operations include two months of operations for the six months ended June 30, 2012 compared to six months of operations for the six months ended June 30, 2011.  Summary operating results for the discontinued operations are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2012		June 30, 2011	June 30, 2012	June 30, 2011
Net revenues	$	__	$51,040	$39,057	$102,819
Pretax income from discontinued operations	$	__	$522	$5,527	$990
Discontinued operations, net of tax	$	__	$105	$3,537	$611

Assets held for sale and liabilities related to assets held for sale as of February 29, 2012 and December 31, 2011 are as follows (in thousands):

	February 29, 2012	December 31, 2011
Cash and cash equivalents	$34,334	$51,321
Receivables, net	328	569
Notes and loans receivable	211	280
Prepayments and other	1,943	2,817
Inventory	1,023	946
Property and equipment, net	18,244	18,342
Lease acquisition costs, net	7,078	7,477
Other assets, net	133	204
Intangibles	1,280	1,312
Goodwill	7,911	7,911
Total assets held for sale	$72,485	$91,179
Accounts payable	1,261	1,134
Accrued expenses	2,576	3,388
Other liabilities	427	366
Total liabilities related to assets held for sale	$4,264	$4,888

3.                                      Purchase Price Allocation

On February 29, 2012, we acquired the real property belonging to the Black Hawk Casinos for a preliminary purchase price of $72.1 million.  This preliminary purchase price for the Black Hawk Casinos was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values as of February 29, 2012.  The excess of the preliminary purchase price over the fair values of the preliminary assets acquired and liabilities assumed was recorded as goodwill. Due to the timing of the transaction close, the purchase price allocation is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period.  The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired, the valuation of intangible assets acquired, and residual goodwill. We expect to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

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

The following supplemental pro forma information presents the financial results as if we acquired the Black Hawk Casinos as of January 1, 2011. This supplemental pro forma revenue has been prepared for comparative purposes and does not purport to be indicative of what the actual results for the periods ended June 30, 2012 and 2011, would have been had we acquired the Black Hawk Casinos on January 1, 2011, nor are they indicative of any future results.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012 (pro forma)	June 30, 2011 (pro forma)	June 30, 2012 (pro forma)	June 30, 2011 (pro forma)
Net revenues	$124,408	$125,971	$247,268	$242,394
Operating income	$16,416	$14,272	$33,738	$33,221
Income (loss) from continuing operations, net of tax	$(367)	$2,149	$5,745	$9,444

4.                                      Property and Equipment

Property and equipment acquired from Predecessor is stated at fair market value on Emergence Date and is being depreciated over the remaining useful life using the straight-line method. Property and equipment acquisitions are stated at cost and are being depreciated over useful life using the straight-line method. Property and equipment consists of the following (dollars in thousands):

	Estimated	June 30,	December 31,
	Life (Years)	2012	2011
Building	40	$168,982	136,971
Gaming equipment	5	40,642	38,092
Furniture, fixtures, and equipment	5 - 10	30,280	27,768
Leasehold improvements	1 - 20	201	10
Land	—	47,473	33,370
Barge	10	15,019	15,019
Construction-in-progress		11,264	13,234

Less: accumulated depreciation		(33,845)	(22,615)
		$280,016	$241,849

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

Intangible assets consist of the following (dollars in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer loyalty programs	$11,022	$1,541	$9,481	$6,322	$818	$5,504
Trademarks	2,982	311	2,671	482	98	384
Total amortizing intangible assets	14,004	1,852	12,152	6,804	916	5,888

Unamortizing intangible assets
Gaming license rights	110,646		110,646	110,646		110,646
Local tradenames	9,517		9,517	9,517		9,517
Total unamortizing intangible assets	120,163		120,163	120,163		120,163
Total	$134,167		$132,315	$126,967		$126,051

Definite-lived intangible assets are amortized ratably over their expected life.  Customer loyalty program intangible assets are being amortized over an average life of 7.7 years.  The trademarks are being amortized using average useful lives of two and one-half to five years. Total intangible assets acquired during the six months ended June 30, 2012 are being amortized over a weighted-average useful life of five years. The aggregate amortization of intangible assets for the six months ended June 30, 2012 was $936,000.

Gaming license rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as states where only a certain number of operators are allowed by law.  Gaming license rights and local tradenames are not currently subject to amortization as we have determined they have an indefinite useful life.

Changes in goodwill during the six month period ended June 30, 2012 consist of the following (dollars in thousands):

Balance, December 31, 2011	$53,455
Goodwill allocated for acquisition of the Black Hawk Casinos	20,350
Balance, June 30, 2012	$73,805

6.                                      Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2012	2011
Progressive jackpot liabilities	$2,012	$1,873
Accrued payroll and related	8,885	9,585
Slot club point liability	3,996	3,829
Litigation reserve	—	5,929
Bankruptcy claims	1,442	1,559
Other accrued	4,528	3,713
Total	$20,863	$26,488

7.                                      Long-Term Debt

Long-term debt balances as of June 30, 2012 and December 31, 2011 follow (dollars in thousands):

	June 30, 2012	December 31, 2011
9% Senior Unsecured Notes due 2018	$200,000	$—
Unamortized Discount	(1,952)	—
Net, Senior Unsecured Notes	198,048	—
Senior Secured Loan due 2018	—	348,400
Senior Secured Credit Facility due 2017	199,500	—
Less: current maturities	(2,000)	(1,325)
Total long-term debt	$395,548	$347,075

Prior to March 22, 2009, HGI and certain of the lenders (the “Consenting Lenders”) under its $860.0 million senior credit facility (the “HGI Credit Facility”) entered into a lockup agreement (as amended and restated on June 29, 2009, the “Lockup Agreement”) which set forth the material terms of HGI’s restructuring. In exchange for Predecessor agreeing to meet certain timing milestones and to file a plan of reorganization and supporting disclosure satisfactory to Consenting Lenders holding at least two-thirds in amount of the HGI Credit Facility claims held by all of the Consenting Lenders (the “Requisite Lenders”), the Consenting Lenders agreed to vote in support of a plan of reorganization with the terms and conditions described in the Lockup Agreement during the bankruptcy balloting process. On July 22, 2009, Predecessor filed with the Bankruptcy Court an amended joint plan of reorganization. On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Order”), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact”) entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the “Bankruptcy Plan”). The Bankruptcy Plan became effective on February 5, 2010, but was not substantially consummated until December 31, 2010.

On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of Senior Secured Loans (the “Senior Secured Loans”) and the issuance to HGI of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by HGI to its Lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% Notes and $170.0 million of outstanding principal amount of 7% Notes were terminated and (iv) 100% of the existing equity in HGI was cancelled. After the transfer of HGI’s assets to us, all of HGI’s subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which were dissolved) are wholly-owned by us.

On May 9, 2012 the Company repaid all of the $342.1 million of debt outstanding under the Senior Secured Loans.  The debt retirement transaction was subject to a prepayment penalty of 2% on the principal balance.  The funds used to prepay the debt were obtained through, (i) the issuance of $200.0 million of 9.00% Senior Unsecured Notes due 2018, (ii) $200.0 million of a Senior Secured Credit Facility due 2018 (the “Senior Secured Credit Facility”), which in aggregate provided the Company with an additional $38.6 million of cash and, (iii) the establishment of a $35.0 million Super Priority Revolving Credit Facility due 2017 (the “Super Priority Revolving Credit Facility”), which was undrawn at close.  Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25% and are subject to a LIBOR floor of 1.25%.  The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The Senior Secured Credit Facility provides an accordion feature, whereby the Company may borrow an additional $80 million of debt subject to certain customary terms and conditions including pro forma compliance with a maximum senior secured leverage ratio (as defined in the senior secured credit facility). The Company incurred approximately $13.4 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of June 30, 2012 were $10.6 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  Capitalized loan fees are being amortized over the life of the new debt agreements. During the three months ended June 30, 2012, the Company recorded an $8.8 million loss on modification or early retirement of debt.

The Senior Secured Credit Facility and the Super Priority Revolving Credit Facility contain customary covenants including maximum total leverage ratio, maximum secured leverage ratio, minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Senior Secured Credit Facility is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the net leverage ratio is greater than or equal to 4.00 to 1.00 and equal to 25% of excess cash flow when the net leverage ratio is greater than or equal to 3.00, but less than 4.00.  We believe that we were in compliance with the Leverage Ratio, Interest Coverage Ratio and Capital Expenditure covenants in the Senior Secured Credit Facility.  At June 30, 2012, the Leverage Ratio and Interest Coverage Ratio were 4.75 to 1.00 and 2.55 to 1.00 respectively.

On May 9, 2012 the Company and its wholly-owned subsidiary, Affinity Gaming Finance Corp. (“Affinity Finance” and, together with the Company, the “Issuers”) completed the offering and sale of $200.0 million aggregate principal amount of 9% Senior Notes due 2018 (the “2018 Notes”), which were issued in a private placement, pursuant to an indenture, dated May 9, 2012 (the “2018 Notes Indenture”), among the Issuers, the guarantors named therein, U.S. Bank, National Association, as trustee and Deutsche Bank Trust Company Americas, as paying agent, registrar, transfer agent and authenticating agent.  The net proceeds from the sale of the 2018 Notes, together with borrowings under the Senior Secured Credit Facility, were used to terminate and repay in full all outstanding indebtedness under the existing Senior Secured Loans, and related fees and expenses.  The 2018 Notes bear interest at a rate of 9% per annum, payable semiannually in arrears on May 15 and November 15, commencing November 15, 2012. Interest on the 2018 Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

The Issuers may, at their option, redeem some or all of the 2018 Notes at any time prior to May 15, 2015 upon notice to holders of the 2018 Notes, at a price equal to 100% of the principal amount of the 2018 Notes redeemed plus a “make-whole” premium as of the applicable redemption date, and accrued interest.  Additionally, at any time prior to May 15, 2015, upon notice to holders of the 2018 Notes, the Issuers may, at their option, redeem up to 35% of the 2018 Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 109% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to the redemption date, as long as at least 65% of the aggregate principal amount of the 2018 Notes originally issued remains outstanding immediately after giving effect to any such redemption and the redemption occurs not more than 180 days after the date of the closing of the equity offering.  On and after May 15, 2015, the Issuers are entitled, at their option, to redeem all or a portion of the 2018 Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on May 15 of the years set forth below:

Year	Percentage
2015	104.50%
2016	102.25%
2017 and thereafter	100.00%

The Issuers’ payment obligations under the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s current and future domestic subsidiaries that guarantee the Senior Secured Credit Facility.

The terms of the 2018 Notes Indenture, among other things, limit the ability of the Issuers and the Issuers’ restricted subsidiaries to:  incur additional debt and issue preferred stock; pay dividends or make other restricted payments; make certain investments; create liens; allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments; sell assets; merge or consolidate with other entities; and, enter into transactions with affiliates.

If the Company experiences certain kinds of changes of control (as defined in the 2018 Notes Indenture), the Issuers will be required to make an offer to purchase the 2018 Notes at a price equal to 101% of the aggregate principal amount of the 2018 Notes, plus accrued and unpaid interest, if any, to but excluding, the date of repurchase. In addition, the Issuers will be required under certain circumstances to make an offer to repurchase 2018 Notes with the proceeds of certain asset sales that are not used to purchase new assets or otherwise applied in accordance with the terms of the 2018 Notes Indenture.

The 2018 Notes Indenture further provides that if any gaming authority requires a holder of the 2018 Notes to be licensed, qualified or found suitable under any applicable gaming law and such holder fails to apply for, or is denied, such license, qualification or not found suitable, the Issuers have the right, at their option, to (i) require such holder to dispose of its 2018 Notes or (ii) redeem such 2018 Notes at the applicable redemption price specified in the 2018 Notes Indenture. The Issuers will not be required to pay or reimburse any holder of the 2018 Notes who is required to apply for such license, qualification or finding of suitability.

The following table provides the carrying values and estimated fair values of our long-term debt at June 30, 2012.  For all of our outstanding long-term debt, we used Level 2 inputs to estimate the fair values.  The estimated fair value of our Senior Unsecured Notes is based on quoted prices on or about June 30, 2012 in markets that are not active.  The estimated fair value of our Senior Secured Credit Facility is based on bid prices on or about June 30, 2012.

	Carrying Value	Estimated Fair Value
	(In thousands)
9% Senior Unsecured Notes due 2018	$198,048	$196,068
Senior Secured Credit Facility	199,500	198,263
Total	397,548	394,331

For additional information regarding ASC Topic 820 and the fair value hierarchy, see Note 1, Description of Business and Summary of Significant Accounting Policies.

8.                                      Income Taxes

For the three months ended June 30, 2012, the Company’s overall effective income tax rate was 33.6%. For the six months ended June 30, 2012, the Company’s overall effective income tax rate was 35.7%, consisting of a rate of 35.1% for continuing operations and a rate of 36.0% for discontinued operations.  Effective April 1, 2011, the Company became taxed as a corporation.  The Company was previously treated as a partnership for tax purposes, and therefore generally not subject to federal income tax.  Pro forma net income and income taxes have been presented for comparative purposes on the unaudited condensed consolidated statement of operations for the six month period ended June 30, 2011.  Pro forma net income for the six-month period ended June 30, 2011, is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it had occurred as of the beginning of 2011.

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year.  The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Our share-based compensation arrangements are designed to advance the long-term interests of the Company, including by attracting and retaining employees and directors, and aligning their interests with those of our unitholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending on the form of the share-based award, new shares of our common units may be issued upon grant, option exercise or vesting of the award. We maintain two classes of a share-based plan, each as discussed below.  As of June 30, 2012, the Company had awarded grants of 771,058 units and there were 228,942 units available for grant under the LTIP (as defined below).

The Affinity Gaming, LLC 2011 Long Term Incentive Plan (“LTIP”), which was approved by the compensation committee of our board of directors, permits the granting of stock options to employees, officers, directors and consultants. Options granted to management under the LTIP generally vest ratably over a three-year period from the date of the grant, and expire five years from the date of grant.  Options granted to directors vest ratably over one year, with one-half of the grant vesting immediately and the other half vesting one year from the date of grant. Options granted to our Chief Executive Officer in March 2011 will vest ratably on December 31, 2011, 2012, and 2013.  Vesting of the Chief Executive Officer’s options will be based 50% on the passage of time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

Our LTIP also provides for the grant of Restricted Stock Units (“RSUs”). An RSU is an award which may be earned in whole, or in part, upon the passage of time or the attainment of performance criteria and which may be settled for cash, shares, or other securities or a combination of such. Each RSU represents a contingent right to receive one common membership unit of the Company upon vesting. The RSUs have voting rights but are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our LTIP.  In March 2011, our Chief Executive Officer was granted RSUs, totaling approximately 200,000 units.  These RSUs will vest ratably on December 31, 2011, 2012, and 2013.  The vesting for each year will be based 50% on the passage of time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.  On February 24, 2012, certain key executives were granted RSU’s totaling approximately 26,832 units.  These RSU’s will vest ratably over three years.

A summary of our outstanding and non-vested options for the six months ended June 30, 2012 is as follows:

	Stock Options
	Outstanding		Non-Vested
				Weighted
		Weighted		Average
		Average		Fair
		Exercise		Value
		Price		Per
	Shares	Per Share	Shares	Share
Balance, January 1, 2012	409,088	$10.00	303,786	$5.50
Granted	135,134	10.25	135,134	5.92
Vested	—		(118,471)	5.63
Exercised	—		—
Expired / Cancelled	—		—

Balance, June 30, 2012	544,222		320,449

A summary of our non-vested restricted units for the six months ended June 30, 2012 is as follows:

	Restricted Stock
	Non-Vested
		Weighted
		Average
		Exercise
		Price
	Shares	Per Share
Non-vested shares at January 1, 2012	133,334	$10.00
Granted	26,832	10.25
Vested	—
Canceled / Forfeited	—

Balance, June 30, 2012	160,166

A summary of our exercisable stock options as of June 30, 2012 is as follows:

Number of vested stock options	223,773
Weighted average exercise price per share	$10.08

Aggregate intrinsic value	$—
Weighted average remaining contractual term in years	4.03

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

The following stock option information is as of grant date:

Significant fair value assumptions:
Expected term in years	5.0
Expected volatility	70.36%
Expected dividends	0%
Risk-free interest rates	0.86%
Total intrinsic value of options exercised	—
Aggregate cash received for option exercises	—

Compensation cost (included in operating expenses) (in thousands):
Options	$599,296
Restricted units	352,952
Total	$952,248

As of period end date:
Total compensation cost for non-vested awards not yet recognized (in thousands):
Stock options	$1,174,998
Restricted stock	1,364,769
Total	$2,539,767
Weighted-average years to be recognized
Options	1.26
Restricted units	1.27

For each year presented, the expected option term was determined using the contractual term. As the Company does not have equity that is listed on a public exchange and is closely held, expected volatility is based on the historical volatility related to an average of the stocks of the Company’s peer group, which has been determined to be publicly-traded, U.S.-based regional casino operators. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

10.                               Write Downs, Reserves and Recoveries

On June 27, 2011, the Company’s casino located in St. Joseph, Missouri was closed due to flooding of the Missouri River. The casino reopened on September 29, 2011. Our insurance policies provided coverage for property damage and losses, subject to a deductible. Our insurance policies also provided coverage for interruption to our business, including lost profits (subject to a seven day deductible), and reimbursement for other expenses and costs we incurred related to the damages and losses suffered. The claim with our insurance carriers was settled and during the quarter ended December 31, 2011, we recorded $3.0 million in business interruption proceeds and a net $0.3 million gain for proceeds in excess of the book value of property destroyed or damaged. Business interruption proceeds, net of the seven-day deductible waiting period were estimated to be $0.5 million. The gain related to property damage is net of approximately $0.1 million in deductibles under our policies. As of June 30, 2012, we had collected all proceeds from our insurance carriers.

11.                               Commitments and Contingencies

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T Inc., a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury verdict was delivered in connection with an action brought by the family of an individual who alleged that the Company was negligent in supervising an employee.  The punitive damage award was lowered to $4.1 million in a post-trial ruling by the trial judge. Multiple appeals followed, during the pendency of which the compensatory damages award was paid by Predecessor’s insurer, and interest accrued on the punitive damages award.  On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admitting to fault, we agreed to compromise the punitive damage award at $4 million inclusive of all accrued interest and pay it on behalf of our subsidiary E-T-T, LLC (which had been converted from E-T-T, Inc. and acquired by us in connection with the Bankruptcy Plan).  In connection with this settlement, Predecessor’s insurance carrier agreed to reimburse us $0.5 million. The Company paid the $4 million settlement amount on February 24, 2012 with unrestricted cash and received the insurance reimbursement on April 27, 2012. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash was released to us in the second quarter of 2012 in connection with the settlement.

Our subsidiary, The Primadonna Company, LLC, was party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee. The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement. On March 10, 2009, the arbitrator awarded the former employee $1.3 million in compensatory damages, plus statutory interest and attorney’s fees. The arbitration award was appealed to the Clark County District Court which on April 21, 2010, issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanding the matter back to arbitration. On November 11, 2011 the arbitrator confirmed the award to the former employee and, including statutory interest and attorneys fees through the date of arbitration, awarded a total amount of $1.9 million. The Company was fully reserved for this amount and entered into a settlement agreement with the former employee, pursuant to which it made a full and final payment in the amount of $1.75 million in May 2012.

The Company is a party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company’s legal position can be successfully defended without material adverse effect on its unaudited condensed consolidated financial statements.

Nevada Use Tax

On June 25, 2012, the Nevada Tax Commission adopted a regulation requiring gaming companies to pay sales tax on customer complimentary meals and employee meals. The adoption of this regulation stems from a February 15, 2012 Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company has accrued the tax for the period covered by the most recent Nevada Department of Taxation ruling forward, and will continue to evaluate as the case with the other gaming company progresses.

12.                              Segment Information

We have aggregated certain of our operations in order to present four reportable segments: (i) Southern Nevada, (ii) Northern Nevada,  (iii) Midwest, and (iv) Colorado. The table below lists the segment classification of each of our properties.

Southern Nevada
Terrible’s Hotel & Casino	Las Vegas, NV
Terrible’s Town Casino & Bowl	Henderson, NV
Primm Valley Casino, Resort & Spa	Primm, NV
Buffalo Bill’s Resort & Casino	Primm, NV
Whiskey Pete’s Hotel & Casino	Primm, NV
Northern Nevada
Sands Regency Hotel & Casino	Reno, NV
Rail City Casino	Sparks, NV
Gold Ranch Casino and RV Resort	Verdi, NV
Dayton Depot Casino	Dayton, NV
Midwest
St Jo Frontier Casino	St. Joseph, MO
Mark Twain Casino	La Grange, MO
Lakeside Casino Resort	Osceola, IA
Colorado
Golden Mardi Gras Casino	Black Hawk, CO
Golden Gulch Casino	Black Hawk, CO
Golden Gate Casino	Black Hawk, CO

The following table reconciles Segment EBITDA to operating income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net revenues
Southern Nevada	$61,612	$59,354	$121,717	$115,856
Northern Nevada	20,312	21,596	38,973	40,492
Midwest	32,186	33,245	65,131	65,443
Colorado	2,285	—	3,370	—
Total net revenues	$116,395	$114,195	$229,191	$221,791

Segment EBITDA(1)
Southern Nevada	6,487	6,223	13,944	12,661
Northern Nevada	3,863	4,676	7,014	7,478
Midwest	10,109	10,294	21,285	20,321
Colorado	2,285	—	3,370	—
Total segment EBITDA	22,744	21,193	45,613	40,460

Depreciation and amortization
Southern Nevada	2,839	2,723	5,741	5,393
Northern Nevada	1,233	1,771	2,578	2,836
Midwest	1,635	1,776	3,222	3,212
Colorado	679	—	679	—
Corporate	61	285	118	285
Total depreciation and amortization	6,447	6,555	12,338	11,726

Corporate expenses	2,738	3,113	5,580	6,279
Corporate write-downs, reserves and recoveries	(707)	—	(707)	—
Pre-opening expenses	122	—	142	—
Total corporate and other expenses	2,153	3,113	5,015	6,279

Operating income	$14,144	$11,525	$28,260	$22,455

(1)         Segment EBITDA is used by management to measure segment profits and losses and consists of income from operations plus depreciation and amortization, plus loss on impairment of assets, and plus restructuring expense.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We are a diversified, multi-jurisdictional casino company that owns and operates casinos in Nevada, Missouri, Iowa and Colorado.  As of June 30, 2012, our casino operations in Nevada consisted of nine wholly-owned casinos.  Southern Nevada casino operations consist of:

•                  Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s Las Vegas”);

•                  Terrible’s Town Casino & Bowl in Henderson, Nevada (“Henderson Casino”); and

•                  Primm Valley Casino, Resort & Spa (“Primm Valley”);

•                  Buffalo Bill’s Resort & Casino (“Buffalo Bill’s”); and

•                  Whiskey Pete’s Hotel & Casino (“Whiskey Pete’s”), in Primm, Nevada.

We also own and operate the following four casinos in Northern Nevada:

•                  Sands Regency Hotel & Casino in downtown Reno, Nevada (“Sands Regency”);

•                  Rail City Casino in Sparks, Nevada (“Rail City”);

•                  Gold Ranch Casino and RV Resort in Verdi, Nevada (“Gold Ranch”); and

•                  Dayton Depot Casino in Dayton, Nevada (“Dayton Casino”).

Our wholly-owned casinos outside of Nevada consist of:

•                  St Jo Frontier Casino in St. Joseph, Missouri (“St Jo”);

•                  Mark Twain Casino in LaGrange, Missouri (“Mark Twain”);

•                  Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”);

•                  Golden Mardi Gras Casino, Colorado (“Golden Mardi Gras”);

•                  Golden Gulch Casino, Colorado (“Golden Gulch”); and

•                  Golden Gate Casino, Colorado (‘Golden Gate” and, together with Golden Mardi Gras and Golden Gulch, the “Black Hawk Casinos”).

On February 27 and 29, 2012, respectively, we completed the sale of our casinos in Pahrump and Searchlight Nevada and our slot route operation to JETT and Golden Gaming (see Note 2 to the condensed consolidated financial statements).  The results of operations for the casinos and the slot route have been included in discontinued operations for the periods presented.  Also on February 29, 2012, in connection with the Black Hawk Agreement, we acquired the Black Hawk Casinos which we are leasing to Golden Gaming until such time as licensing approvals are obtained.  We anticipate that gaming license approval will be obtained in the second half of 2012, after which we will take over the control and operation of these properties.

We also provide consulting services to Hotspur Casinos, Nevada, Inc., the operator of the Rampart Casino at the J.W.Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, we receive a fixed monthly fee.

As of June 30, 2012, our casino operations collectively included approximately 304,000 square feet of gaming space with 7,572 slot machines, 128 table games and 3,857 hotel rooms.  The Black Hawk Casinos collectively include an additional 31,000 square feet of gaming space with 1,066 slots and 43 table games.

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

Results of Operations

Our financial results are highly dependent upon the number of customers we attract to our casino facilities and the amounts those customers spend per visit.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive in traffic from feeder markets to provide visitation.  Generally, we believe that economic uncertainty continues to impact the gaming industry and our operating results for the periods presented.  Continued high unemployment levels, weakness in the housing and consumer credit markets and reduced levels of discretionary consumer spending continue to impact our gaming operations.  Despite the continued economic weakness, net revenues from continuing operations for the three months ended June 30, 2012 improved $2.2 million or 2% when compared to the three months ended June 30, 2011, and Segment EBITDA for continuing operations increased $1.6 million or 7% quarter over quarter, driven primarily by stronger revenue in each of our segments and continued operating efficiencies.  Additionally, we recorded rental income from the Black Hawk Casinos for the three months ended June 2012 of $2.3 million.  For the six months ended June 30, 2012, net revenues from continuing operations improved $7.4 million or 3% when compared to the six months ended June 30, 2011, and Segment EBITDA improved  $5.2 million or 13% year over year.  Strong performance in the first quarter of 2012 slowed somewhat during the second quarter, consistent with the general economic conditions.

The results of the Pahrump Casinos, Searchlight casino and the slot route have been classified as discontinued operations for all periods presented.  Results from discontinued operations include operating results through the date of disposition, February 29, 2012.

Summary operating results for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 follow (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Net revenues, continuing operations	$116,395	$114,195	2%	$229,191	$221,791	3%

Segment EBITDA, continuing operations	$22,744	$21,193	7%	$45,613	$40,460	13%

Net revenues, discontinued operations (1)	$—	$51,040	N/A	$39,057	$102,819	(62)%

Segment EBITDA, discontinued operations (1)	$—	$3,790	N/A	$1,839	$7,978	(77)%

(1)         Discontinued operations include two months of operations for the six months ended June 30, 2012 compared to six months of operations for the six months ended June, 2011.

Revenues and Expenses by Category

The following table presents detail of our continuing operations gross revenues and expenses by category (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total revenues
Gaming	$79,067	$78,111	1%	159,120	155,708	2%
Food and beverage	13,497	12,470	8%	26,480	24,913	6%
Lodging	9,997	8,445	18%	18,422	16,349	13%
Fuel and retail	23,504	24,225	(3)%	45,107	44,399	2%
Other	6,581	5,832	13%	11,541	10,927	(6)%

Total revenues	132,646	129,083	3%	260,670	252,296	3%

Promotional allowances	16,251	14,888	9%	31,479	30,505	(3)%

Net revenues	$116,395	$114,195	2%	$229,191	$221,791	3%

Departmental costs and expenses
Gaming	$30,213	$29,073	4%	$60,456	$58,723	3%
Food and beverage	13,595	12,416	9%	26,817	24,519	9%
Lodging	5,830	5,603	4%	11,052	10,979	1%
Fuel and retail	20,382	21,588	(6)%	39,531	39,663	0%
Write downs, reserves and recoveries	(707)	—	N/A	(785)	—	N/A
Other	2,689	3,752	(28)%	5,236	7,318	(28)%
General and administrative	20,942	20,570	2%	40,564	40,129	1%
Corporate	2,738	3,113	(12)%	5,580	6,279	(11)%

Departmental costs and expenses	95,682	96,115	0%	188,451	187,610	0%

Departmental EBITDA Margins
Gaming (net of promotional allowances)	41%	44%		42%	43%
Food and beverage	(1)%	0%		(1)%	2%
Lodging	42%	34%		40%	33%
Fuel and retail	13%	11%		12%	11%
Other	59%	36%		55%	33%

Gross Revenue

We derive a substantial amount of our gross revenues from gaming operations at our casinos, which produced approximately 60% of our gross revenues for the three months ended June 30, 2012 compared to 61% of our gross revenues for the three months ended June 30, 2011.  Gaming revenues produced approximately 61% and 62% of our gross revenues for the six months ended June 30, 2012 and 2011, respectively.  Gaming revenues are generally defined as gaming wins less gaming losses.  The largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverage furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  Promotional allowances were 12% of gross revenues for each of the three and six months ended June 30, 2012 and 2011.  The promotional environment continues to be highly competitive and we continue to manage promotional expenses across our properties.

Fuel and retail gross revenues produced approximately 18% and 19% of our gross revenues for the three months ended June 30, 2012 and 2011, respectively.  Fuel and retail revenues produced approximately 17% and 18% of our gross revenues for the six months ended June 30, 2012 and 2011, respectively.  Our fuel operations include a gas station and convenience store at Gold Ranch and a total of three gas stations located at the Primm Casinos.  During the fourth quarter of 2011, we entered into a ground lease agreement with Pilot Travel Centers, LLC (“Pilot”), whereby Pilot constructed and began operating one of its largest fuel and retail facilities, located directly off Interstate 35 at our Lakeside Iowa property, replacing the fuel and retail store that we previously operated at that location.

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service and entertainment outlets we own and operate in our casino properties. Food and beverage revenues are recognized at the time the food and/or beverages are provided to the guest. Food and beverage revenues from outlets that we own and operate at our casino locations produced approximately 10% of our gross revenues for each of the three and six months ended June 30, 2012 and 2011.

Lodging revenues from our hotel operations accounted for approximately 8% and 7% of our total gross revenues for the three months ended June 30, 2012 and 2011 respectively and accounted for 7% and 6% of our total gross revenues for the six months ended June 30, 2012 and 2011 respectively.  Lodging revenues are derived from rooms rented to guests. “Average daily rate” or “ADR” is an industry specific term used to define the average amount of revenue per occupied room per day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenues are recognized at the time the rooms are provided to the guests.

Other revenues are primarily derived from consulting, rental income from third-party leasing arrangements, and entertainment, lottery and ATM revenues at our casino properties, and produced approximately 5% of gross revenues for each of the three months ended June 30, 2012 and 2011 and approximately 4% of gross revenues for each of the six months ended June 30, 2012 and 2011.  Other revenues for the three and six months ended June 30, 2012 also includes rental income for the Black Hawk Casinos in the amount of $2.3 million and $3.4 million, respectively.

Costs and Expenses

Direct costs and expenses, including selling, general and administrative expenses for each of our operations, are aggregated and included in Reportable Segment expenses discussed below.

Corporate expenses represent unallocated payroll, professional fees and other expenses that are not directly attributable to our Reportable Segment operations.  Corporate expenses as a percentage of gross revenues was 2% for each of the three and six month periods ended June 30, 2012 and June 30, 2011.

Depreciation and amortization expense for the three months ended June 30, 2012 decreased $0.1 million or 2% when compared to the three months ended June 30, 2011 and increased $0.6 million or 5% for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011, primarily due to capital improvements and the addition of assets since the Company emerged from bankruptcy.

Interest expense increased $0.4 million or 5% when comparing the three months ended June 30, 2012 to the three months ended June 30, 2011 and increased $0.8 million or 5% for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  The increase in interest expense is due to the amortization of original issue discount and debt issuance costs incurred in connection with the Company’s financing.  Amortization expense for the three months ended June 30, 2012 totaled $0.3 million compared to $0.1 million for the three months ended June 30, 2011, and totaled $0.4 million for the six months ended June 30, 2012 compared to $0.2 million for the six months ended June 30, 2011.  Debt issuance costs are capitalized and are being amortized to interest expense over the term of the related debt agreement, using the straight-line method which approximates the effective interest method.

The income tax benefit attributable to continuing operations for the three months ended June 30, 2012 was $0.9 million and the income tax provision attributable to continuing operations for the six months ended June 30, 2012 was $1.2 million.  The income tax provision attributable to discontinued operations for the six months ended June 30, 2012 was $2.0 million. We did not record any benefit from or provision for income taxes related to discontinued operations during the three months ended June 30, 2012. The overall effective tax rate used in calculating the provision was 35.7%.  Federal and state income taxes payable are estimated to be $0.4 million as of June 30, 2012. The income tax provision attributable to continuing operations for the three and six months ended June 30, 2011 was $2.4 million and $2.5 million respectively.  The income tax provision attributable to discontinued operations was $0.4 million for the three and six months ended June 30, 2011.  As discussed further in Note 8 of the accompanying unaudited condensed consolidated financial statements, the Company elected to be treated as a corporation for federal income tax purposes effective April 1, 2011.  The income tax provision for the three months ended June 30, 2011 includes the establishment of deferred taxes due to the conversion from a pass-through status to corporate status.

Results of Operations by Reportable Segment

We review results of operations based upon Reportable Segments.  Reportable Segment EBITDA represents each geographical region’s earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.

The following table presents financial information, by Reportable Segment, for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Gross Revenues
Southern Nevada	$70,889	$67,743	5%	$139,878	$132,746	5%
Northern Nevada	22,740	24,009	(5)%	43,591	45,280	(4)%
Midwest	36,732	37,331	(2)%	73,831	74,270	(1)%
Colorado	2,285	—	N/A	3,370	—	N/A
Total	132,646	129,083	3%	260,670	252,296	3%

Segment EBITDA
Southern Nevada	$6,487	$6,223	4%	$13,944	$12,661	10%
Northern Nevada	3,863	4,676	(17)%	7,014	7,478	(6)%
Midwest	10,109	10,294	(2)%	21,285	20,321	5%
Colorado	2,285	—	N/A	3,370	—	N/A
Segment EBITDA Total	22,744	21,193	7%	45,613	40,460	13%

Corporate and Other	(2,262)	(2,547)	(11)%	(4,628)	(5,293)	(13)%
Total Adjusted EBITDA	$20,482	$18,646	10%	$40,985	$35,167	17%

Adjusted EBITDA, Segment EBITDA, including Segment EBITDA from discontinued operations, net revenues from discontinued operations, total net revenues, net income (loss) from discontinued operations and total net income (loss), are non-GAAP measures but are used by management to measure segment profits and losses in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”). Segment EBITDA has certain limitations because it does not take into account the impact of certain expenses, including the allocation of overhead. We have tried to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. The following table reconciles EBITDA to net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June30, 2012	June 30, 2011

Net revenues
Southern Nevada	$61,612	$59,354	$121,717	$115,856
Northern Nevada	20,312	21,596	38,973	40,492
Midwest	32,186	33,245	65,131	65,443
Colorado	2,285	—	3,370	—
Total net revenues	$116,395	$114,195	$229,191	$221,791

EBITDA
Southern Nevada	6,487	6,223	13,944	12,661
Northern Nevada	3,863	4,676	7,014	7,478
Midwest	10,109	10,294	21,285	20,321
Colorado	2,285	—	3,370	—
Corporate and other expenses	(2,262)	(2,547)	(4,628)	(5,293)
Total EBITDA	20,482	18,646	40,985	35,167

Operating costs and expenses
Depreciation and amortization	6,447	6,555	12,338	11,726
Shared based compensation	476	420	952	840
Corporate write off & reserves	(707)	146	(707)	146
Pre-opening expenses	122	—	142	—
Total operating costs and expenses	6,338	7,121	12,725	12,712

Other non-operating income (expense)
Interest expense, net	(8,045)	(7,687)	(15,968)	(15,200)
Loss on extinguishment of debt	(8,842)	—	(8,842)	—
Other expense	—	(790)	—	(790)
Total other non-operating items	(16,887)	(8,477)	(24,810)	(15,990)

Income (loss) from continuing operations, before tax	(2,743)	3,048	3,450	6,465
Benefit from (provision for) income taxes	922	(2,437)	(1,211)	(2,475)
Net income (loss) from continuing operations	(1,821)	611	2,239	3,990

Income (loss) from discontinued operations, before tax	—	522	5,527	990
Benefit from (provision for) income taxes	—	(417)	(1,990)	(379)
Net income (loss) from discontinued operations	—	105	3,537	611

Net income (loss)	$(1,821)	$716	$5,776	$4,601

Southern Nevada

Southern Nevada casino operations include Terrible’s Las Vegas, Terrible’s Town Casino and our three casinos in Primm, Nevada. In addition to casino operations, our results from Primm include the operation of three gas station/convenience stores and a lottery outlet.  Southern Nevada casino operations accounted for approximately 53% of our gross revenues for the three months ended June 30, 2012 compared to 52% of gross revenues for the three months ended June 30, 2011 and 54% of our gross revenues for the six months ended June 30, 2012 compared to 53% of gross revenues for the six months ended June 30, 2011.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Gross revenues for Southern Nevada increased by $3.1 million, or 5%, for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.  Fuel and retail revenues were up $.5 million, or 3%, due to increases in the retail price of gasoline at the Primm locations.  Casino revenues increased $1.3 million, or 4%, for the three months ended June 30, 2012 when compared to the same period in prior year.  The customer base of our Southern Nevada casinos consist primarily of value-oriented, drive-in tourists from the Southern California market and locals.  Although casino revenues continue to be negatively impacted by adverse economic conditions in our feeder markets and the locals market, we saw revenue improvements driven by our focused marketing and promotional programs.  Competition for the Las Vegas local customer continues to be intense with highly competitive promotional campaigns.  We have responded to this intense promotional environment by implementing targeted marketing campaigns aimed at repeat visitation.  Hotel revenues for the three month period ending June 30, 2012 improved by $1.6 million, or 27%, when compared to the three months ended June 30, 2011.  The improvement in hotel revenues was driven by higher occupancy and ADR at our Primm casinos where we have focused on marketing the newly renovated Primm Valley resort.  Food and beverage revenues increased $1.2 million or 18% for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011 driven primarily by the operation of the Primm Valley buffet.  Operation of the buffet had been outsourced to a third-party operator during 2010.  In the fourth quarter of 2011, the third-party lease was terminated and the Company took over operation of the buffet.  Operation of this key amenity ensures that we can deliver on our promise of a value-oriented, pleasant experience fostering repeat visitation, which is a cornerstone of our marketing philosophy.  Other revenues declined $1.4 million, or 29%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The decline in other revenues is attributable to the transition of golf operations at Primm to a third-party operator which occurred in September 2011.

Southern Nevada Segment EBITDA increased by $0.3 million, or 4% for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.  Total promotional allowances and casino expenses in Southern Nevada increased $2.0 million, or 10%, for the quarter ended June 30, 2012 when compared to the quarter ended June 30, 2011.  Promotional allowance and casino expense increases were commensurate with casino revenue increases and were the result of targeted customer reinvestment strategies in response to the highly competitive promotional market in Southern Nevada.  Food and beverage expenses increased $1.4 million or 25%, directly related to the operation of the buffet at Primm Valley.  Fuel and retail operating expenses increased $0.5 million or 3% attributable to the increased cost of fuel.  Other operating expenses decreased $1.1 million or 30% for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.  Expense reductions in other operating areas were attributable to the elimination of expenses associated with golf operations, coupled with reductions in entertainment expense.  Entertainment expenses were reduced due to a shift in the entertainment strategy where we have replaced high cost, headline entertainment with mid-level entertainment more suited to our drive-in target market at Primm.  Additionally, we saw reductions in general and administrative expenses of $0.1 million or 1% for the quarter ended June 30, 2012 when compared to the three months ended June 30, 2011.  General and administrative expense reductions were the result of continued expense efficiency programs in place throughout the Southern Nevada region.

Six Months ended June 30, 2012 compared to six months ended June 30, 2011

Gross revenues for Southern Nevada increased by $7.1 million, or 5%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  Fuel and retail revenues were up $2.7 million, or 8%, due to increases in the retail price of gasoline at the Primm locations.  Casino revenues increased $2.4 million, or 4%, for the six months ended June 30, 2012 when compared to the same period in prior year.  Although second quarter growth was not as strong as first quarter growth, we continue to see revenue improvements in casino revenues driven by our focused marketing and promotional programs despite the continuing general economic weakness.  Competition for the Las Vegas local customer continues to be intense with highly competitive promotional campaigns.  We have responded to this intense promotional environment by implementing targeted marketing campaigns aimed at repeat visitation.  Hotel revenues for the six month period ending June 30, 2012 improved by $2.5 million, or 21%, when compared to the six months ended June 30, 2011.  We continue to see improvement in hotel revenue driven by growth in both ADR and occupancy at our Primm Casinos.  We have implemented effective yield management programs to improve top line revenue and continue to market the newly renovated Primm Valley resort.  Food and beverage revenues increased $1.8 million, or 14%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011 driven primarily by the operation of the Primm Valley buffet.  Operation of the buffet had been outsourced to a third-party operator during 2010.  In the fourth quarter of 2011, the third-party lease was terminated and the Company took over operation of the buffet.  Operation of this key amenity ensures that we can deliver on our promise of a value-oriented, pleasant experience fostering repeat visitation, which is a cornerstone of our marketing philosophy.  Other revenues declined $2.3 million, or 26%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The decline in other revenues is attributable to the transition of golf operations at Primm to a third-party operator which occurred in September 2011.

Southern Nevada Segment EBITDA increased by $1.3 million, or 10%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  Total promotional allowances and casino expenses in Southern Nevada increased $2.7 million, or 7%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  Promotional allowance and casino expense increases were commensurate with casino revenue increases and were the result of targeted customer reinvestment strategies in response to the highly competitive promotional market in Southern Nevada.  Food and beverage expenses increased $2.7 million, or 23%, directly related to the operation of the buffet at Primm Valley.  Fuel and retail operating expenses increased $1.9 million, or 6%, attributable to the increased cost of fuel.  Other operating expenses decreased $2.0 million, or 29%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  Expense reductions in other operating areas were attributable to the elimination of expenses associated with golf operations, coupled with reductions in entertainment expense.  Entertainment expenses were reduced due to a shift in the entertainment strategy where we have replaced high cost, headline entertainment with mid-level entertainment more suited to our drive-in target market at Primm.  Additionally, we saw reductions in general and administrative expenses of $0.4 million or 2% for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  General and administrative expense reductions were the result of payroll efficiencies and related benefit expense reductions resulting from consolidation of positions and natural attrition throughout the Southern Nevada region.  Overall, the revenue improvements and operating efficiencies described resulted in a slight increase in Southern Nevada Segment EBITDA operating margins of 0.6% for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.

Northern Nevada

Northern Nevada operations include the Sands Regency, Rail City, Gold Ranch and Dayton Casino.  Northern Nevada casino operations accounted for approximately 17% of our gross revenues for the three months ended June 30, 2012 compared to 19% of gross revenues for the three months ended June 30, 2011 and 17% of our gross revenues for the six months ended June 30, 2012 compared to 18% of gross revenues for the six months ended June 30, 2011.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Gross revenues for the region declined $1.3 million, or 5%, in the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.  Revenue declines were seen at the Sands where the rotation of bi-annual city wide groups resulted in reduced occupancy and ADR and at Rail City where construction on the highway resulted in road closure and reduced traffic to the property.  Additionally, we temporarily closed the restaurant at Rail City for remodel resulting in declines in food and beverage revenue.  Overall, hotel revenues declined $0.2 million, or 7%, at the Sands for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.  Casino revenues declined $0.8 million, or 6%, while food and beverage revenues declined $0.2 million, or 4%, for the quarter ended June 30, 2012 when compared to the same quarter in prior year.  Fuel and retail and other revenues declined slightly, decreasing $0.1 million, or 4%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The challenging economic environment and more intense competition from California Native American gaming and within the Reno market, continue to be negative factors impacting business levels.  We continue to focus on improved targeted marketing campaigns, customer reinvestment programs and refreshing property offerings to drive revenue despite the challenging economic conditions in the Northern Nevada region.

Northern Nevada Segment EBITDA decreased $0.8 million, or 17%, for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.  Effective expense management and improved customer reinvestment programs allowed us to reward repeat casino play, and mitigated revenue declines in the region.

Six Months ended June 30, 2012 compared to six months ended June 30, 2011

Gross revenues for the region declined $1.7 million, or 4%, in the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  Revenue declines were primarily driven by reduced occupancy and ADR at the Sands Regency where an unusually mild winter resulted in lost revenue for certain ski and winter activity groups were compounded by the loss of bi-annual city wide groups and the road closure affecting Rail City.  Overall, hotel revenues declined $0.6 million, or 15%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  Casino revenues declined $0.7 million, or 3%, while food and beverage revenues declined $0.4 million, or 6%, for the six months ended June 30, 2012 when compared to the same six months in prior year.  Fuel and retail and other revenues declined slightly on a six month basis, decreasing $0.1 million, or 1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Enhanced property amenities, customer reinvestment programs and targeted marketing campaigns have allowed us to mitigate revenue declines seen in the Northern Nevada market due to the reduced number of visitors and increased competition from California Native American gaming.

Northern Nevada Segment EBITDA decreased $0.5 million, or 6%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  Casino revenue declines from the road closure and temporary closure of the City Café at Rail City resulted in Segment EBITDA declines in the second quarter.  We have reacted to the challenging economic conditions in Northern Nevada and believe that the disruptions and resulting Segment EBITDA declines experienced in the second quarter are temporary.  We continue to enhance our property offerings and customer reinvestment programs to enhance repeat visitation.

Midwest

Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside Iowa.  Midwest casino operations accounted for approximately 28% and 29% of the Company’s gross revenues for the three and six months ended June 30, 2012 and June 30, 2011, respectively.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Gross revenues for our Midwest casinos decreased $0.6 million, or 2%, for the three months ended June 30, 2012 compared to the three month period ended June 30, 2011.  Casino revenues increased $0.5 million, or 2%, for the quarter driven primarily by improved performance at our Missouri properties where we continue to see steady casino revenue improvements despite the challenging macro-economic conditions.  Fuel and retail revenues declined $1.1 million, or 81%, directly attributable to the outsourcing of our gas station and convenience store at Lakeside Iowa.  During the fourth quarter of 2011, we entered into a ground lease agreement with Pilot, whereby Pilot constructed and began operating one of its largest fuel and retail facilities, located directly off Interstate 35 on our property, replacing the fuel and retail store that we previously operated at that location. The outsourcing of this fuel and retail location allowed us to maintain our overall EBITDA contribution from fuel and retail operations by replacing the revenue and related expenses with rental income while improving the overall appeal of the facility through our partnership with Pilot which funded the capital improvements and branded the facility.

Segment EBITDA at the Midwest casinos for the three months ended June 30, 2012 decreased $0.2 million or 2% when compared to the three months ended June 30, 2011.  The decline was driven by increased promotional allowances and marketing expenses at our Lakeside Iowa property.  Marketing and promotional activities, aimed at repeat visitation, were increased at Lakeside to offset declines in customer counts resulting from the Midwest drought.

Six Months ended June 30, 2012 compared to six months ended June 30, 2011

Gross revenues for our Midwest casinos decreased $0.4 million, or 1%, for the six months ended June 30, 2012 compared to the six month period ended June 30, 2011.  Casino revenues increased $1.7 million, or 3%, for the six months driven primarily by improved performance at our Missouri properties.  Second quarter revenue growth was not as strong as first quarter growth but we continue to see steady casino revenue improvements despite the challenging macro-economic conditions.  Fuel and retail revenues declined $1.9 million, or 79%, directly attributable to the outsourcing of our gas station and convenience store at Lakeside Iowa.  Other revenues in the Midwest declined $0.5 million, or 41%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011, mainly due to reductions in entertainment revenue at Lakeside Iowa.

Segment EBITDA at the Midwest casinos for the six months ended June 30, 2012 increased $1.0 million, or 5%, when compared to the six months ended June 30, 2011.  The improvement was driven by improved casino contribution at our Missouri properties, where revenue increases flowed directly to EBITDA.

Colorado

On February 29, 2012, the Company acquired the land and buildings of the Black Hawk Casinos and simultaneously leased the casinos back to Golden Gaming until such time that the Company gains approval for gaming licenses in Colorado.  The Company recorded $2.3 million and $3.4 million in lease revenue from Golden Gaming during the three and six months ended June 30, 2012, respectively.  The Company’s license approvals are anticipated in the second half of 2012.

Discontinued Operations

Results for each of the properties sold by the Company under the JETT Agreement and the Golden Agreements have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated statements of operations.  A gain of $5.0 million has been included in the results of discontinued operations, net of selling expenses of approximately $1.7 million.  Selling expenses primarily consist of legal fees related to the purchase and sale agreements.  Summary operating results for the discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012 (1)	June 30, 2011
Net revenues	$—	$51,040	$39,057	$102,819
Pretax income from discontinued operations	$—	$522	$5,527	$990
Discontinued operations, net of tax	$—	$105	$3,537	$611

(1)                                  Discontinued operations include two months of operations for the six months ended June 30, 2012 compared to six months of operations for the three months ended June 30, 2011.

Liquidity and Capital Resources

Overview

Our business relies on cash flows from operations as our primary source of liquidity.  On the Emergence Date, we entered into a credit agreement with Wilmington Trust Company, as administrative agent, and the lender parties from time to time thereto for $350 million in aggregate principal amount of Senior Secured Loans (the “Senior Secured Loans”).  On May 9, 2012, the Company repaid all of the $342.1 million of debt outstanding under the Senior Secured Loans with proceeds obtained through,  (i) the issuance of $200.0 million of 9.00% Senior Unsecured Notes due 2018 (the “2018 Notes”), (ii) $200.0 million of a Senior Secured Credit Facility due 2018, which in aggregate provided the Company with an additional $38.6 million of cash.  Additionally, the Company obtained a $35.0 million Super Priority Revolving Credit Facility due 2017 (the “Super Priority Revolving Credit Facility”), which was undrawn at close.  The Senior Secured Credit Facility permits us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provides an accordion feature, whereby the Company may borrow an additional $80 million of debt subject to certain terms and conditions including compliance with a maximum leverage ratio (as defined in the Senior Secured Credit Facility).  We cannot provide assurance that, if required, we will be able to obtain necessary approval for additional borrowing under our Senior Secured Credit Facility.

Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25% and are subject to a LIBOR floor of 1.25%. The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The Company incurred approximately $13.4 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of June 30, 2012 were $10.6 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  Capitalized loan fees are being amortized over the life of the new debt agreements. During the three months ended June 30, 2012, the Company recorded an $8.8 million loss on modification or early retirement of debt.

On May 9, 2012, the Company and its wholly owned subsidiary, Affinity Gaming Finance Corp. (“Affinity Finance” and, together with the Company, the “Issuers”) completed the offering and sale of $200.0 million aggregate principal amount of 9% Senior Notes due 2018 (the “2018 Notes”), which were issued in a private placement, pursuant to an indenture, dated May 9, 2012 (the “2018 Notes Indenture”), among the Issuers, the guarantors named therein, U.S. Bank, National Association, as trustee and Deutsche Bank Trust Company Americas, as paying agent, registrar, transfer agent and authenticating agent.

The Senior Secured Credit Facility, the Super Priority Revolving Credit Facility and/or the 2018 Notes contain various covenants that limit our ability to take certain actions including, among other things, our ability to:

•                  incur additional debt;

•                  issue preferred stock;

•                  pay dividends or make other restricted payments;

•                  make certain investments;

•                  create liens;

•                  allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments;

•                  sell assets; merge or consolidate with other entities; and

•                  enter into transactions with affiliates.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $39.4 million for the six months ended June 30, 2012 compared to net cash provided by operating activities of $25.1 million for the six months ended June 30, 2011, an increase of $14.3 million.  Operating cash flows were higher primarily in connection with $23.9 million in excess cash retained by the Company as a result of the sale of the slot route, offset by decreases in operating assets and liabilities eliminated in connection with the sale.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.2 million for the six months ended June 30, 2012 compared to $9.7 million for the six months ended June 30, 2011.  Net cash used in investing activities is primarily comprised of $11.8 million in capital expenditures and $4.3 million in cash paid for the acquisition of the Black Hawk Casinos, offset by proceeds from our insurance carriers related to property damage from the St Jo flood of $3.0 million and a reduction in restricted cash of $8.8 million.  The restricted cash reduction primarily related to litigation claims that were settled.  The reduction also includes a refund of a $1.5 million escrow deposit returned upon close of the Golden transactions.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.5 million for the six months ended June 30, 2012 compared to net cash used in financing activities totaling $1.5 million for the six months ended June 30, 2011.  Net cash provided by financing activities for the six months ended June 30, 2012 consists of the excess cash from the refinance of the Company’s debt. Net cash used in financing activities in 2011 consisted of loan origination fees.

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

Recently Issued Accounting Pronouncements

Please refer to Note 1 in the notes to unaudited condensed consolidated financial statements for a discussion regarding recently issued accounting pronouncements that may affect us.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. We do not have any cash or cash equivalents as of June 30, 2012 that are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Senior Secured Credit Facility.  Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25% and are subject to a LIBOR floor of 1.25%.  At June 30, 2012, the principal amount of the related borrowings under the Senior Secured Credit Facility was $199.5 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $2.0 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $394.3 million as of June 30, 2012.

ITEM 4.                             CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

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

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T Inc., a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury verdict was delivered in connection with an action brought by the family of an individual who alleged that the Company was negligent in supervising an employee.  The punitive damage award was lowered to $4.1 million in a post-trial ruling by the trial judge. Multiple appeals followed, during the pendency of which the compensatory damages award was paid by Predecessor’s insurer, and interest accrued on the punitive damages award.  On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admitting to fault, we agreed to compromise the punitive damage award at $4 million inclusive of all accrued interest and pay it on behalf of our subsidiary E-T-T, LLC (which had been converted from E-T-T, Inc. and acquired by us in connection with the Bankruptcy Plan).  In connection with this settlement, Predecessor’s insurance carrier agreed to reimburse us $0.5 million. The Company paid the $4 million settlement amount on February 24, 2012 with unrestricted cash and received the insurance reimbursement on April 27, 2012. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash was released to us in the second quarter of 2012 in connection with the settlement.

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

4.1

Indenture, dated May 9, 2012, among Affinity Gaming, LLC, Affinity Gaming Finance Corp., the guarantors party thereto, U.S. Bank, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar, transfer agent and authenticating agent (incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 10, 2012).

4.2

Registration Rights Agreement, dated May 9, 2012, among Affinity Gaming, LLC, Affinity Gaming Finance Corp., the guarantors party thereto and Deutsche Bank Securities Inc., acting on behalf of itself and as representative of the several initial purchasers (incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 10, 2012).

10.1

Separation Agreement and Release, dated as of September 23, 2011, by and between Affinity Gaming, LLC and Alex W. “Sandee” Cruden (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 0054085) dated April 19, 2012).

10.2

Credit Agreement, dated May 9, 2012, among Affinity Gaming, LLC, as borrower, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, the other agents party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated May 10, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*                                                   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING, LLC

Dated: August 14, 2012	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated: August 14, 2012	By:	/s/ John Christopher Krabiel
Name: John Christopher Krabiel
Title: Chief Financial Officer and Treasurer