Form 10-Q
period 2012-09-30
Affinity Gaming, LLC
filed 2012-11-14
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Commission File Number 000-54085
_________________________
Affinity Gaming, LLC
 _________________________

Nevada	02-0815199
State of Incorporation	IRS Employer Identification Number
3755 Breakthrough Way, Suite 300
Las Vegas, Nevada 89135
(Address, including zip code, of principal executive offices)
702-341-2400
(Registrant's telephone number, including area code)
 _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☑
The registrant's units are not traded on any exchange or in any public market. As of September 30, 2012, 20,226,833 of the registrant's common units were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects”, “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash, and (ii) the effects on our business as a result of our Predecessor’s reorganization proceedings under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that we cannot easily predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines at our casino properties; (v) our continued viability, our operations and results of operations; or (vi) expectations related to integration of newly acquired casino properties.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to complete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws could have a material adverse effect on our financial condition,

•	severe weather conditions and other natural disasters that affect visitation to our casinos,

•	the recession and, in particular, the economic downturn in Nevada and California, and

•	other factors as described in “Part I. Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Table of Contents	2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Operations	5
Unaudited Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Table of Contents	3

AFFINITY GAMING, LLC
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$133,923	$45,956
Restricted cash	607	9,237
Receivable, St Jo flood	—	4,068
Accounts receivable, net of reserve of $128 at September 30, 2012 and $74 at December 31, 2011	5,486	3,662
Prepaid expense	8,881	7,908
Inventory	2,673	2,854
Deferred tax asset	1,848	—
Total current assets	153,418	73,685
Property and equipment, net	258,200	218,594
Other assets, net	21,238	7,597
Assets held for sale (Note 3)	21,607	130,033
Intangibles, net	131,187	125,544
Goodwill	68,637	48,287
Total assets	$654,287	$603,740
LIABILITIES AND OWNERS' EQUITY
Accounts payable	$13,152	$11,948
Accrued interest	8,863	97
Accrued expense	19,762	23,719
Income tax payable	645	184
Deferred tax liability	—	735
Current maturities of long-term debt	2,000	1,325
Total current liabilities	44,422	38,008
Long-term debt	395,132	347,075
Other liabilities	902	1,014
Liabilities held for sale (Note 3)	4,096	8,644
Deferred tax liability	3,774	2,764
Total liabilities	448,326	397,505

Commitments and contingencies (Note 12)

Members capital ($10 par value; 21,000,001 units authorized; 20,226,833 and 20,200,001 units outstanding, respectively)	198,033	198,033
Additional paid-in-capital	3,108	1,680
Retained earnings	4,820	6,522
Total owners’ equity	205,961	206,235
Total liabilities and owners’ equity	$654,287	$603,740

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4

AFFINITY GAMING, LLC
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
Casino	$70,153	$60,027	$216,507	$202,477
Food and beverage	11,535	9,845	34,607	31,062
Lodging	7,407	6,393	22,654	19,009
Fuel and retail	20,071	20,816	58,024	57,962
Other	6,130	4,164	17,274	14,698
Total revenue	115,296	101,245	349,066	325,208
Promotional allowances	(14,586)	(12,231)	(43,606)	(40,058)
Net revenue	100,710	89,014	305,460	285,150
EXPENSE
Casino	26,292	22,168	81,531	75,387
Food and beverage	11,495	9,914	34,867	30,705
Lodging	4,615	4,608	13,719	13,382
Fuel and retail	17,167	18,196	50,018	51,081
Other	2,601	2,875	7,837	10,193
General and administrative	19,317	17,488	54,624	52,155
Depreciation and amortization	5,804	5,276	16,933	15,722
Pre-opening expense	265	—	407	—
Corporate	3,079	2,953	8,659	9,232
Write downs, reserves and recoveries	—	(1,600)	(785)	(1,600)
Total expense	90,635	81,878	267,810	256,257
Operating income from continuing operations	10,075	7,136	37,650	28,893
Other income (expense)
Interest income	61	18	102	56
Interest expense	(7,558)	(7,179)	(22,435)	(21,341)
Loss on extinguishment (or modification) of debt	—	—	(8,842)	—
Other expense	—	(1,172)	—	(1,962)
Total other expense, net	(7,497)	(8,333)	(31,175)	(23,247)
Income (loss) from continuing operations before income tax	2,578	(1,197)	6,475	5,646
Benefit from (provision for) income taxes	(1,093)	557	(2,304)	(2,222)
Income (loss) from continuing operations	$1,485	$(640)	$4,171	$3,424

Discontinued operations (Note 3):
Loss from discontinued operations before income tax	(14,257)	(1,914)	(9,177)	(1,302)
Benefit from income taxes	5,294	235	3,304	160
Loss from discontinued operations	(8,963)	(1,679)	(5,873)	(1,142)
Net income (loss)	$(7,478)	$(2,319)	$(1,702)	$2,282

Unaudited pro forma income data:
Income before income tax	$—	$—	$—	$4,344
Pro forma provision for income taxes (Note 9)	—	—	—	(2,062)
Pro forma net income	$—	$—	$—	$2,282

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	5

AFFINITY GAMING, LLC
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,702)	$2,282
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	9,177	1,302
Depreciation and amortization	16,933	15,722
Amortization of debt issuance costs	841	242
Debt discount amortization	132	—
(Gain) loss on sale of property and equipment	(11)	(60)
Reorganization of debt	1,250	—
Insurance proceeds St Jo flood	1,005	2,838
Share-based compensation	1,428	1,260
Excess cash from discontinued operations	23,892	—
Deferred income taxes	(1,573)	2,046
Decrease (increase) in operating assets:
Accounts receivable	(1,182)	(4,262)
Prepaid expense	(1,033)	1,295
Inventory	181	244
Other assets	1,008	(1,541)
Increase (decrease) in operating liabilities:
Accounts payable	514	309
Accrued interest	8,766	—
Accrued expense	(1,068)	2,875
Income tax payable	461	3
Other liabilities	(146)	(171)
Net cash provided by operating activities	58,873	24,384
Cash flows from investing activities:
Restricted cash	8,630	—
Cash paid for business acquisition	(4,305)	—
Insurance proceeds St Jo flood	3,045	1,462
Proceeds from sale of property and equipment	55	136
Property and equipment additions	(16,539)	(13,918)
Net cash used in investing activities	(9,114)	(12,320)
Cash flows from financing activities:
Payments on long-term debt	(349,400)	(1,600)
Proceeds from long term debt	398,000	—
Loan origination fees	(10,392)	(1,622)
Net cash provided by (used in) financing activities	38,208	(3,222)
Net increase in cash and cash equivalents	87,967	8,842
Cash and cash equivalents:
Beginning of year	45,956	59,781
End of period	$133,923	$68,623
Cash flows from discontinued operations:
Cash flows from operating activities	$(1,203)	$7,472
Cash flows from investing activities	(1,204)	(5,265)
Cash flows from discontinued operations	$(2,407)	$2,207
Supplemental cash flow information:
Cash paid during the period for interest	$15,447	$26,506
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$2,542	$757
Non-cash disposition of assets	29,993	—
Non-cash purchase of Colorado assets	67,078	—
Non-cash loan origination fees	253	—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	6

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

1.    ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization and Business

We originally organized Affinity Gaming, LLC (together with its subsidiaries, “Affinity”, “Successor”, “we” or “us”) as Herbst Gaming, LLC in the State of Nevada on March 29, 2010, to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the “Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Plan”).  The United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) jointly administered Predecessor’s bankruptcies under the lead case In re: Zante, Inc., Case No. BK-N-9-50746-GWZ.  The reorganization of Predecessor was substantially consummated on December 31, 2010 (the “Emergence Date”), wherein we acquired all of Predecessor’s assets in consideration for the issuance of our membership interests and senior secured loans. We changed our name effective May 20, 2011, to reflect our new beginning, new Board of Directors and new management team.

We are a diversified multi-jurisdictional casino operator headquartered in Las Vegas, Nevada with wholly-owned subsidiaries operating casinos in Nevada, Missouri and Iowa.  Additionally, on February 29, 2012, we acquired the land and buildings of three casinos in Black Hawk, Colorado which we leased to the previous owner until we obtained our Colorado gaming licenses on October 18, 2012.  On November 1, 2012, we began operating the casinos in Black Hawk. We aggregate our results of operations to report three segments: (i) Nevada, (ii) Midwest, and (iii) Colorado.

We also provide consulting services to Hotspur Casinos, Nevada, Inc., the operator of the Rampart Casino at the J.W. Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, we receive a fixed monthly fee.

We maintain our principal executive offices at 3755 Breakthrough Way, Suite 300, Las Vegas, Nevada 89135. Our telephone number is (702) 341-2400.

Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenue and expense during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include the fair values of assets and liabilities related to fresh start accounting, reorganization valuation, depreciation and amortization, the estimated allowance for doubtful accounts receivable and the estimated cash flows we use in assessing the recoverability of long-lived assets, as well as the estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

We prepared the accompanying unaudited Consolidated Balance Sheet as of September 30, 2012, with the audited Consolidated Balance Sheet amounts as of December 31, 2011 presented for comparative purposes, and the related unaudited consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

We reclassified certain amounts in the 2011 financial statements to conform to the 2012 presentation. The reclassifications, which primarily relate to the pending sale of certain of our Northern Nevada casinos as further described in Note 3, had no impact on our results of operations, cash flows or owners’ equity as previously reported.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Table of Contents	7

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

Management believes our unaudited consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Consolidated Balance Sheet as of September 30, 2012, our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our Annual Report filed on Form 10-K for the year ended December 31, 2011 ("2011 Form 10-K").

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes to Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2011 Form 10-K.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-2, Intangibles—Goodwill and Other (Topic 350)(“ASU No. 2012-2”).  In ASU No. 2012-2, the FASB gave entities the option of considering qualitative factors first when attempting to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity need not take further action; however, if an entity concludes otherwise, then it must perform the quantitative impairment test by comparing the fair value of the impaired asset with its carrying amount.  Though the amendments in ASU No. 2012-2 become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, we chose to adopt them early; they did not materially affect our financial position, results of operations or cash flows.

3.    ASSETS HELD FOR SALE

On September 7, 2012, we entered into an Asset Purchase Agreement ("Agreement") with Truckee Gaming, LLC ("Truckee Gaming") to sell our Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada. Truckee Gaming will pay us a base cash price of $19.2 million less a $1.7 million credit for deferred maintenance capital, plus or minus certain customary adjustments, such as one based on the properties' collective trailing 12 months of EBITDA at the time of closing. The agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Truckee Gaming will receive $2.9 million in cash as part of the assets transferred.

The Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type. Before we can close the transactions contemplated by the Agreement, which we expect to do in the first quarter of 2013, the applicable gaming authorities must approve the transaction, and certain other customary conditions must be satisfied.

If we close the transactions with Truckee Gaming, our Chief Operating Officer, Ferenc Szony, will leave us to become a managing principal at Truckee Gaming.  In such event, we expect that Mr. Szony will continue to assist us with regard to our consulting agreement with Hotspur Casinos, Nevada, Inc., the operator of the Rampart Casino at the J.W. Marriott Resort in Las Vegas.

Financing for the transaction is in part being provided by funds managed by affiliates of Global Leveraged Capital, LLC (“GLC”), a private investment and advisory firm, of which Thomas M. Benninger, one of our directors, is a managing general partner. In connection with the transaction, funds managed by affiliates of GLC will provide $7.1 million of mezzanine financing and will acquire warrants that they can exercise under certain conditions, to obtain an equity interest of up to 21% in Truckee Gaming.

Because the carrying values of the net assets of the properties we are selling to Truckee Gaming exceeded the estimated net proceeds stipulated in the Agreement, we determined that the goodwill and long-lived assets on the books of those properties had become impaired. After performing quantitative testing, in which we used an estimate of the proceeds we will receive as an estimate for the fair value of the underlying assets, we recorded a $0.3 million impairment of goodwill and a $14.8 million impairment to fixed assets. Due to the timing of the Agreement, we have not yet finalized certain aspects of the analysis, such as the amount of proceeds we will ultimately receive, as well as the valuations of long-lived assets, intangible assets, and

Table of Contents	8

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

residual goodwill. As a result, our preliminary estimates and assumptions may change. The impairment losses have been included in results of discontinued operations in the accompanying unaudited condensed consolidated financial statements.

On February 27, 2012, we consummated the transactions contemplated by the Asset Purchase and Sale Agreement (the “JETT Agreement”) with JETT Gaming, LLC (“JETT”). Pursuant to the JETT Agreement, upon the terms and subject to the conditions thereof, we agreed to sell the assets of our Searchlight Casino, in Searchlight, Nevada and our Terrible Herbst convenience store slot machine route operations (“Herbst Slot Route”) to JETT. We also agreed to terminate certain agreements with parties affiliated with both JETT and the former owners of Predecessor.  In consideration for the Searchlight Casino and the Herbst Slot Route, JETT agreed to (i) assume certain liabilities related to the Searchlight Casino and the Herbst Slot Route, (ii) pay an amount in cash for certain equipment used in the Herbst Slot Route, and (iii) enter into an agreement not to compete with our other slot route operations and not to solicit any of our employees engaged in the operation of our other businesses for a period of time.

On February 29, 2012, we substantially consummated the transactions contemplated by the Asset and Equity Purchase Agreement ("Golden Gaming Agreement") with Golden Gaming, LLC (formerly known as Golden Gaming, Inc.) ("Golden Gaming") and an Asset Purchase Agreement with an affiliate of Golden Gaming known as Golden Mardi Gras, Inc. (the “Black Hawk Agreement” and, together with the Golden Gaming Agreement, the “Golden Agreements”).  Pursuant to the Golden Gaming Agreement, upon the terms and subject to the conditions thereof, we sold the assets of our Terrible’s Town Casino and our Terrible’s Lakeside Casino & RV Park, both located in Pahrump, Nevada (the “Pahrump Casinos”), and our slot route operations (other than the Herbst Slot Route) (the “Slot Route”) to Golden Gaming, which also assumed certain liabilities related to the Pahrump Casinos and Slot Route.

Pursuant to the Black Hawk Agreement, upon the terms and subject to the conditions thereof, we agreed to purchase the assets and assume certain liabilities of Golden Gaming’s Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, each located in Black Hawk, Colorado ("Black Hawk Casinos"). We acquired the land and buildings of the Black Hawk Casinos which we leased back to Golden Gaming until we obtained our Colorado gaming licenses on October 18, 2012.  We recorded lease revenue of $2.4 million and $5.8 million from Golden Gaming during the three and nine months ended September 30, 2012, respectively. We have not consolidated the results of operations of the Black Hawk Casinos because Golden Gaming continued to manage and make all operating decisions through October 31, 2012. On November, 1, 2012, we began operating the Black Hawk Casinos.

The Golden Agreements required us to pay a contractual purchase price adjustment based on the estimated values at closing of the Pahrump Casinos and Slot Route, on the one hand, and the Black Hawk Casinos on the other hand. For purposes of the purchase price adjustment, we determined the estimated values of the Pahrump Casinos and Slot Route and the Black Hawk casinos based on multiples of their trailing twelve months EBITDA as of their respective closing dates in February. We paid the purchase price adjustment of $4.3 million in cash.

In connection with the disposition of the Searchlight Casino, the Pahrump Casinos and the Slot Route and the payment of $4.3 million to Golden Gaming, and the acquisition of the Blackhawk Casinos, the Company has recorded a gain on the transaction as further described below.  The fair value of the Searchlight Casino, the Pahrump Casinos and the Slot Route at the closing of the transactions was estimated to be $67.1 million, which was used in the calculation of the gain.  Due to the timing of the transaction close, the gain is based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period.  We expect to obtain information to assist us in finalizing the fair value of these entities during the measurement period.

We recorded a gain of $5.0 million on the properties sold under the JETT Agreement and Golden Gaming Agreement, net of selling expense of approximately $1.7 million.  Selling expense primarily consisted of legal fees related to the purchase and sale agreements.  For the nine months ended September 30, 2012, discontinued operations includes only two months of operations related to the properties sold under the JETT Agreement and Golden Gaming Agreement, compared to full year-to-date results for the nine months ended September 30, 2011.

Table of Contents	9

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

For each of the properties we sold or that we have contracted to sell, we classified their results of operations as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated statements of operations.  The following table summarizes operating results for discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	14,304	$62,534	$71,195	$191,008
Pretax income from discontinued operations	(14,257)	$(1,914)	$(9,177)	$(1,302)
Discontinued operations, net of tax	(8,963)	$(1,679)	$(5,873)	$(1,142)

The following table details our assets held for sale and liabilities related to assets held for sale (in thousands), all of which were previously reported in our Nevada segment:

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$5,452	$58,744
Receivables, net	643	1,039
Notes and loans receivable	—	280
Prepayments and other	1,264	4,134
Inventory	715	1,644
Property and equipment, net	8,068	41,597
Lease acquisition costs, net	—	7,477
Other assets, net	119	220
Intangibles	483	1,819
Goodwill	4,863	13,079
Total assets held for sale	$21,607	$130,033
Accounts payable	1,144	2,121
Accrued expense	2,952	6,157
Other liabilities	—	366
Total liabilities related to assets held for sale	$4,096	$8,644

The amounts at September 30, 2012, represent the assets and liabilities related to the northern Nevada properties we have agreed to sell to Truckee Gaming, while the amounts as of December 31, 2011 represent the assets and liabilities related to the properties we have agreed to sell to Truckee Gaming plus the assets and liabilities related to the properties we sold under the JETT Agreement and Golden Gaming Agreement.

4.    PURCHASE PRICE ALLOCATION

On February 29, 2012, we acquired the real property belonging to the Black Hawk Casinos for a preliminary purchase price of $72.1 million.  We allocated the preliminary purchase price to the net tangible and intangible assets we acquired and liabilities we assumed based on their preliminary fair values at February 29, 2012, and recorded the excess of the preliminary purchase price over the preliminary fair values of the assets acquired and liabilities assumed as goodwill. Due to the timing of the transaction close, we have not yet finalized certain aspects of the purchase price allocation, such as the fair values of certain tangible assets acquired, the valuation of intangible assets acquired, and residual goodwill. As a result, our preliminary valuation and our estimates and assumptions may change within the measurement period which, in general, extends through the earlier of February 28, 2013 or when we obtain the information necessary for us to determine the fair value of the net assets acquired.

For the $72.1 million preliminary purchase price, we acquired tangible assets of $50.0 million, trademarks totaling $2.5 million, and customer loyalty programs totaling $4.7 million. Other assets acquired and liabilities assumed as part of the

Table of Contents	10

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

acquisition, primarily related to working capital, will result in a payment to the buyer or seller based on the balances at the close of the transaction intended to result in no net valuation impact of those assumed assets and liabilities.  As of February 29, 2012, the excess of the preliminary purchase price over the fair value of net assets acquired was $20.3 million, which we recorded as goodwill.

The following table presents supplemental pro forma financial information (in thousands) as if we acquired the Black Hawk Casinos as of January 1, 2011. We prepared the supplemental pro forma information for comparative purposes; it does not necessarily indicate what the actual results for the periods ended September 30, 2012 and 2011, would have been had we acquired the Black Hawk Casinos on January 1, 2011, nor is it indicative of any future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$109,450	$101,680	$332,277	$321,042
Operating income	12,429	9,965	45,482	37,249
Income (loss) from continuing operations, net of tax	2,991	1,240	9,183	7,246

5.    PROPERTY AND EQUIPMENT

We recorded property and equipment acquired from Predecessor at fair market value on December 31, 2010 (the Emergence Date), and we record property and equipment acquisitions in the normal course of business at cost. We are depreciating all property and equipment over their remaining useful lives using the straight-line method. The following table summarizes property and equipment by major category (dollars in thousands):

	Estimated Life (Years)	September 30, 2012	December 31, 2011
Building	40	$161,727	125,691
Gaming equipment	5	38,116	34,489
Furniture, fixtures, and equipment	5 - 10	29,780	24,204
Leasehold improvements	1 - 20	206	10
Land		40,013	25,910
Barge	10	15,019	15,019
Construction-in-progress		8,489	13,235
Less: accumulated depreciation		(35,150)	(19,964)
		$258,200	$218,594

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

In the fourth quarter of each year, we test goodwill and other indefinite-lived intangible assets for impairment. We also conduct tests between our annual tests if events occur or circumstances change that would, more likely than not, reduce the fair values of the indefinite-lived intangible assets below their carrying values. When testing for impairment, we first evaluate qualitative factors to determine whether, more likely than not, the fair value of an operating segment has decreased below its carrying value. If we determine that the fair value of an operating segment has, more likely than not, decreased below its carrying value, we then quantitatively test for impairment.

Because the carrying values of the net assets of the properties we are selling to Truckee Gaming exceeded the estimated proceeds stipulated in the asset purchase agreement, we determined that goodwill and long-lived assets on the books of those properties had become impaired. After performing quantitative testing, in which we used an estimate of the proceeds we will receive as an estimate for the fair value of the underlying assets, we recorded a $0.3 million impairment of goodwill and wrote down fixed assets by $14.8 million. Due to the timing of the Agreement, we have not yet finalized certain aspects of the analysis, such as the amount of proceeds we will ultimately receive, as well as the valuations of long-lived assets, intangible assets, and residual goodwill. As a result, our preliminary estimates and assumptions may change. We have reported the impairments in discontinued operations.

Table of Contents	11

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

Based upon preliminary fair value estimates, we recorded $4.7 million of customer loyalty program intangible assets and $2.5 million of local tradename intangible assets related to our acquisition of substantially all of the assets of the Black Hawk Casinos.  We amortize the customer loyalty program assets using average lives similar to those we us for similar intangible assets.

We determine the fair value of the indefinite-lived intangible assets other than goodwill using the discounted cash flows method, a form of the income approach.  In determining the fair values, we make significant assumptions relating to variables based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates in perpetuity to estimated terminal values.

The following table summarizes intangible assets by category (dollars in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer loyalty programs	$10,764	$1,915	$8,849	$6,064	$781	$5,283
Trademarks	2,982	521	2,461	482	98	384
Total amortizing intangible assets	13,746	$2,436	11,310	6,546	$879	5,667
Gaming license rights	110,646		110,646	110,646		110,646
Local tradenames	9,231		9,231	9,231		9,231
Total non-amortizing intangible assets	119,877		119,877	119,877		119,877
Total	$133,623		$131,187	$126,423		$125,544

We amortize definite-lived intangible assets ratably over their expected lives which, for customer loyalty program intangible assets approximates 7.7 years and, for trademarks, approximates 2.5 years to 5 years. We acquired customer relationship intangibles and trademark intangibles during the nine months ended September 30, 2012, and we are amortizing each class over a weighted-average useful life of five years. We recorded total amortization expense of $1,558,000 related to intangible assets during the nine months ended September 30, 2012.

We obtain gaming license rights when we acquire gaming entities that operate in gaming jurisdictions where competition is limited, such as states where the law only allows a certain number of operators.  We do not currently amortize gaming license rights and local tradenames because we have determined they have an indefinite useful life.

The following table summarizes the changes in goodwill during the nine months ended September 30, 2012 (dollars in thousands):

Balance, December 31, 2011	$53,455
Goodwill allocated for acquisition of the Black Hawk Casinos	20,350
Goodwill transferred to assets held for sale	(5,168)
Balance, September 30, 2012	$68,637

Table of Contents	12

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

7.    ACCRUED EXPENSE

The following table summarizes accrued expense (dollars in thousands):

	September 30, 2012	December 31, 2011
Progressive jackpot liabilities	$1,934	$1,735
Accrued payroll and related	8,620	7,940
Slot club point liability	3,649	3,434
Litigation reserve (Note 12)	—	5,929
Bankruptcy claims	1,519	1,559
Other accrued	4,040	3,122
Total	$19,762	$23,719

8.    LONG-TERM DEBT

The following table summarizes long-term debt balances as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
9% Senior Unsecured Notes due 2018	$200,000	$—
Unamortized Discount	(1,868)	—
Senior Unsecured Notes, net	198,132	—
Senior Secured Loan due 2018	—	348,400
Senior Secured Credit Facility due 2017	199,000	—
Less: current maturities	(2,000)	(1,325)
Total long-term debt	$395,132	$347,075

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

On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350.0 million in aggregate principal amount of senior secured loans ("Senior Secured Loans") and the issuance to HGI of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by HGI to its Lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160.0 million of outstanding principal amount of 8.125% Notes and $170.0 million of outstanding principal amount of 7% Notes were terminated and (iv) 100% of the existing equity in HGI was cancelled. After the transfer of HGI’s assets to us, all of HGI’s subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which were dissolved) are wholly-owned by us.

Table of Contents	13

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

On May 9, 2012, we repaid all of the $342.1 million debt outstanding under the Senior Secured Loans we issued to acquire substantially all of the assets of Predecessor, incurring a prepayment penalty of 2% on the principal balance in the process.  We obtained the funds used to prepay the debt by (i) issuing $200.0 million of 9.00% Senior Unsecured Notes due 2018 (the "2018 Notes"), (ii) using a $200.0 million Senior Secured Credit Facility due 2018 ("Senior Secured Credit Facility") which, when aggregated with the 2018 Notes, provided us with an additional $38.6 million of cash after we repaid our former indebtedness, and (iii) the establishment of a $35.0 million Super Priority Revolving Credit Facility due 2017 ("Super Priority Revolving Credit Facility"), which remained undrawn at close.

Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The Senior Secured Credit Facility provides an accordion feature, whereby we may borrow an additional $80 million of debt subject to certain customary terms and conditions including pro forma compliance with a maximum senior secured leverage ratio (as defined in the senior secured credit facility). We incurred approximately $13.4 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of September 30, 2012 totaled $9.9 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements. During the three months ended June 30, 2012, we recorded an $8.8 million loss on modification or early retirement of debt.

On September 7, 2012, we entered into the Agreement with Truckee Gaming to sell our Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada.  Under the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility, we must make a mandatory repayment of amounts outstanding under the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility in an amount equal to the net cash proceeds from any asset sale within five business days after receipt of such proceeds.  However, we do not have to make such mandatory prepayment if (i) no event of default or specified default (each as defined in the Senior Secured Credit Facility and Super Priority Revolving Credit Facility) then exists and (ii) such net cash proceeds are used to purchase assets (other than working capital) used or useful in the business (x) within 365 days following receipt of the net cash proceeds or (y) if a legally binding commitment is entered into within such 365 day period, within 180 days after the end of such 365 day period.  In the case of non-core asset sales (as defined in the Senior Secured Credit Facility and Super Priority Revolving Credit Facility), any resulting net cash proceeds must be deposited into an account subject to an account control agreement.

Under the terms of the Senior Secured Credit Facility and Super Priority Revolving Credit Facility, a change of control would occur in certain circumstances, including (i) when any person or group acquires 40% or more on a fully diluted basis of our voting equity interests, or (ii) when there is a change of control under the 2018 Notes Indenture as described below.  A change of control would constitute an event of default under the Senior Secured Credit Facility and Super Priority Revolving Credit Facility and permit the acceleration by the lenders of all outstanding borrowings thereunder.

The Senior Secured Credit Facility and the Super Priority Revolving Credit Facility contain customary covenants including maximum total leverage ratio, maximum secured leverage ratio, minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Senior Secured Credit Facility is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the net leverage ratio is greater than or equal to 4.00 to 1.00 and equal to 25% of excess cash flow when the net leverage ratio is greater than or equal to 3.00, but less than 4.00.  At September 30, 2012, we were in compliance with all financial covenants related to our debt agreements; the Leverage Ratio on that date was 4.74 to 1.00 and the Interest Coverage Ratio was 2.59 to 1.00.

As noted above, we used the net proceeds from the sale of the 2018 Notes, together with borrowings under the Senior Secured Credit Facility, to terminate and repay in full all outstanding indebtedness under the existing Senior Secured Loans, plus related fees and expense. We and our wholly-owned subsidiary, Affinity Gaming Finance Corp. (together with us, the "Issuers"), issued the 2018 Notes in a private placement pursuant to an indenture, dated May 9, 2012 ("2018 Notes Indenture"), among the Issuers, the guarantors named therein, U.S. Bank, National Association as trustee, and Deutsche Bank Trust Company Americas as paying agent, registrar, transfer agent and authenticating agent. Interest on the 2018 Notes, which accrues from the date of original issuance, is payable semiannually in arrears on May 15 and November 15, commencing November 15, 2012. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

The Issuers may choose to redeem some or all of the 2018 Notes at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, at a price equal to 100% of the principal amount of the 2018 Notes redeemed plus a “make-whole” premium as of the applicable redemption date, plus accrued interest.  Additionally, at any time prior to May 15, 2015,

Table of Contents	14

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

upon providing notice to holders of the 2018 Notes, the Issuers may choose to redeem up to 35% of the 2018 Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 109% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to the redemption date, as long as at least 65% of the aggregate principal amount of the 2018 Notes originally issued remains outstanding immediately after giving effect to any such redemption and the redemption occurs not more than 180 days after the date of the closing of the equity offering.  On and after May 15, 2015, the Issuers are entitled to redeem all or a portion of the 2018 Notes upon providing not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on May 15 of the years set forth below:

Year	Percentage
2015	104.50%
2016	102.25%
2017 and thereafter	100.00%

All of our current and future domestic subsidiaries that guarantee the Senior Secured Credit Facility also fully and unconditionally guarantee the Issuers' payment obligations under the 2018 Notes on a senior unsecured basis.

The terms of the 2018 Notes Indenture, among other things, limit our and our restricted subsidiaries' ability to incur additional debt, issue preferred stock, pay dividends or make other restricted payments, make certain investments, create liens, allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates.

If we experience certain kinds of changes in control, the Issuers must make an offer to purchase the 2018 Notes at a price equal to 101% of the aggregate principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase. A change of control (as defined in the 2018 Notes Indenture) occurs when we become aware of (i) any person or group becoming the beneficial owner of more than 50% of the total voting power of our membership units, or (ii) the sale or other disposition of all or substantially all of our assets. In addition, the Issuers, under certain circumstances, must make an offer to repurchase 2018 Notes with the proceeds of certain asset sales that they do not use to purchase new assets or otherwise apply in accordance with the terms of the 2018 Notes Indenture.

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

The following table provides the carrying values and estimated fair values (in thousands) of our long-term debt at June 30, 2012.  For all of our outstanding long-term debt, we used Level 2 inputs to estimate the fair values.  The estimated fair value of our Senior Unsecured Notes is based on quoted prices on or about September 30, 2012 in markets with infrequent trades.  The estimated fair value of our Senior Secured Credit Facility is based on bid prices on or about September 30, 2012.

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$198,132	$207,543
Senior Secured Credit Facility	199,000	201,488
Total	$397,132	$409,031

9.    INCOME TAXES

For the three and nine months ended September 30, 2012, our overall effective income tax rates were 36.0% and 37.0%, respectively. The year-to-date percentage consisted of a rate of 35.6% for continuing operations and a rate of 36.0% for discontinued operations.  Effective April 1, 2011, we became taxed as a corporation, whereas we were previously treated as a

Table of Contents	15

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

partnership for tax purposes and, therefore, generally not subject to federal income tax.  We have presented pro forma net income and income taxes for comparative purposes on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2012.  We calculated pro forma net income for the nine months ended September 30, 2011, as if our change to a taxable entity had occurred on January 1, 2011.

We have analyzed our filing positions in all of the federal and state jurisdictions where we must file income tax returns. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year.  We believe our income tax filing positions and deductions would be sustained on audit and we do not anticipate any adjustments that will result in material changes to our financial position.

10.    SHARE-BASED COMPENSATION

We account for our share-based compensation arrangements under an accounting standard which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair values of awards are recognized as additional compensation expense, which is classified as operating expense, proportionately over the vesting period of the awards.

We designed our share-based compensation arrangements to advance our long-term interests; for example, by allowing us to attract employees and directors, retain them and aligning their interests with those of our unitholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending upon the form of the share-based award, new shares of our common units may be issued upon grant, option exercise or vesting of the award. We maintain two classes of a share-based plan, each as discussed below.  As of September 30, 2012, we had granted 771,058 units, leaving 228,942 units available for grant under the The Affinity Gaming, LLC 2011 Long Term Incentive Plan ("LTIP").

The compensation committee of our board of directors approved the LTIP, which permits the granting of stock options to employees, officers, directors and consultants. Options granted to management under the LTIP generally vest ratably over three years from the date of the grant, and expire five years from the date of grant.  Options granted to directors vest ratably over one year, with one-half of the grant vesting immediately and the other half vesting one year from the date of grant. Options granted to our Chief Executive Officer in March 2011 will vest ratably on December 31, 2011, 2012, and 2013.  Vesting of the Chief Executive Officer’s options will be based 50% on the passage of time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

Our LTIP also provides for the grant of Restricted Stock Units (“RSUs”). Employees, officers, directors and consultants may, upon the passage of time or the attainment of performance criteria or both, earn RSUs which they may settle for cash, shares, or other securities or a combination thereof. Each RSU represents a contingent right to receive one of our common membership units upon vesting. The RSUs have voting rights, but do not receive dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our LTIP.  In March 2011, we granted our Chief Executive Officer RSUs totaling approximately 200,000 units; these RSUs will vest ratably on December 31, 2011, 2012, and 2013.  The vesting for each year will be based 50% on the passage of time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.  On February 24, 2012, we granted certain key executives RSU’s totaling approximately 26,832 units:  these RSU’s will vest ratably over three years.

Table of Contents	16

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes our outstanding and non-vested options activity for the nine months ended September 30, 2012:

	Stock Options
	Outstanding		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share
January 1, 2012	409,088	$10.00	303,786	$5.50
Granted	135,134	10.25	135,134	5.92
Vested	—		(118,471)	5.63
Exercised	—		—
Expired / cancelled	—		—
September 30, 2012	544,222		320,449

The following table summarizes our non-vested restricted units activity for the nine months ended September 30, 2012:

	Restricted Stock Non-Vested
	Shares	Weighted Average Exercise Price Per Share
January 1, 2012	133,334	$10.00
Granted	26,832	10.25
Vested	—
Canceled / forfeited	—
September 30, 2012	160,166

The following table summarizes our exercisable stock options as of September 30, 2012:

Number of vested stock options	223,773
Weighted average exercise price per share	$10.04
Aggregate intrinsic value	$—
Weighted average remaining contractual term in years	3.89

We determine the fair value of stock option awards at their grant date, using a Black-Scholes option-pricing model applying the assumptions in the following table. We determine the fair value of restricted stock awards based on the fair market value of our common units on the grant date.  Actual compensation, if any, ultimately realized may differ significantly from the amount estimated using an option valuation model.

Table of Contents	17

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents stock option information as of grant date:

Significant fair value assumptions:
Expected term in years	5.0
Expected volatility	70.36%
Expected dividends	—%
Risk-free interest rates	0.86%
Total intrinsic value of options exercised	—
Aggregate cash received for option exercises	—

Compensation cost included in operating expense (in thousands):
Options	895
Restricted units	533
Total	1,428

As of period end date:
Total compensation cost for non-vested awards not yet recognized (in thousands):
Stock options	$1,069
Restricted stock	995
Total	$2,064
Weighted-average years to be recognized
Options	1.26
Restricted units	1.27

For each year presented, we determined the expected option term using the contractual term. Because we are closely held and, therefore, do not have equity listed on a public exchange, we based expected volatility on the historical volatility associated with an average of the stocks of our peer group, which we determined to be publicly-traded, U.S.-based regional casino operators. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

11.    WRITE DOWNS, RESERVES AND RECOVERIES

On June 27, 2011, we had to close our casino located in St. Joseph, Missouri due to flooding of the Missouri River; we reopened it on September 29, 2011. Our insurance policies provided both property damage and business interruption coverage, subject to deductibles. We settled our claim with our insurance carriers during the quarter ended December 31, 2011, recording $3.0 million in business interruption proceeds and $0.5 million in property damage proceeds, net of deductibles. We also recorded a net $0.3 million gain for proceeds in excess of the book value of property destroyed or damaged, net of approximately $0.1 million in deductibles under our policies. All proceeds from our insurance carriers were collected as of June 30, 2012.

12.    COMMITMENTS AND CONTINGENCIES

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T Inc., a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury delivered its verdict in connection with an action brought by the family of an individual who alleged that we negligently supervised an employee.  The trial judge reduced the punitive damage award to $4.1 million in a post-trial ruling. Predecessor’s insurer paid the compensatory damages award, and interest began accruing on the punitive damages award, as we filed multiple appeals.  On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admitting to fault, we agreed to a punitive damage award of $4 million, inclusive of all accrued interest, and we agreed to pay it on behalf of our subsidiary E-T-T, LLC (which we had converted from E-T-T, Inc. and which we had acquired in connection with the Bankruptcy Plan).  In connection with the settlement, Predecessor’s insurance carrier agreed to reimburse us $0.5 million. We paid the $4 million settlement amount on February 24, 2012 with unrestricted cash

Table of Contents	18

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

and received the insurance reimbursement on April 27, 2012. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash was released to us in the second quarter of 2012 in connection with the settlement.

Our subsidiary, The Primadonna Company, LLC, was party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee. The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement. On March 10, 2009, the arbitrator awarded the former employee $1.3 million in compensatory damages, plus statutory interest and attorney’s fees. We appealed the arbitration award to the Clark County District Court which, on April 21, 2010, issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanded the matter back to arbitration. On November 11, 2011, the arbitrator confirmed the award which, including statutory interest and attorneys fees through the date of arbitration, totaled $1.9 million. We had fully reserved for this amount and entered into a settlement agreement with the former employee, pursuant to which we made a full and final payment totaling $1.75 million in May 2012.

We are party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions we filed. We believe that our defenses are substantial in each of these matters and that we can successfully defend our legal position without material adverse effect on our unaudited condensed consolidated financial statements.

On June 25, 2012, the Nevada Tax Commission adopted a regulation requiring gaming companies to pay sales tax on customer complimentary meals and employee meals. The adoption of this regulation stems from a February 15, 2012 Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. We have accrued the tax since the date of the most recent Nevada Department of Taxation ruling, and will continue to evaluate the situation as the case with the other gaming company progresses.

Table of Contents	19

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

13.    SEGMENT INFORMATION

In prior filings, we had presented the following reportable segments: Northern Nevada, Southern Nevada, Midwest and Colorado. As a result of the pending sale of most of our Northern Nevada properties, we decided to evaluate the remaining Northern Nevada property with the Southern Nevada properties for possible aggregation as one segment. During our evaluation, we determined that the remaining Northern Nevada property did not meet any of the thresholds for separate disclosure as an operating segment, and we do not project that it will meet any of the thresholds in the foreseeable future. As a result, we aggregate the remaining Northern Nevada property with our other Nevada properties. We based our decision to continue aggregating those other Nevada casinos into one segment on the following factors:

•	We provide enough information in this document to allow you to understand all of our business activities and the economic environments in which we operate.

•	Each casino within the reportable segment has similar economic characteristics.

•Each provides similar products and services to similar value-oriented customer bases in a similar manner.

•Each Nevada casino is subject to the same regulatory environment.

The following table lists each of our properties by segment:

Nevada
Terrible’s Hotel & Casino	Las Vegas, NV
Terrible’s Town Casino & Bowl	Henderson, NV
Primm Valley Casino, Resort & Spa	Primm, NV
Buffalo Bill’s Resort & Casino	Primm, NV
Whiskey Pete’s Hotel & Casino	Primm, NV
Rail City Casino	Sparks, NV
Midwest
St Jo Frontier Casino	St. Joseph, MO
Mark Twain Casino	La Grange, MO
Lakeside Casino Resort	Osceola, IA
Colorado
Golden Mardi Gras Casino	Black Hawk, CO
Golden Gulch Casino	Black Hawk, CO
Golden Gate Casino	Black Hawk, CO

Table of Contents	20

AFFINITY GAMING, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

We use segment earnings before interest expense, income tax, depreciation, amortization, loss on impairment of assets, and restructuring and reorganization costs ("Segment EBITDA") as a measure of profit and loss to manage the operational performance of our segments. In the following table, we present revenue by segment and Segment EBITDA by segment, then we reconcile Segment EBITDA to operating income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross revenue
Nevada	$76,430	$75,248	$232,999	$224,941
Midwest	36,464	25,997	110,295	100,267
Colorado	2,402	—	5,772	—
Total gross revenue	115,296	101,245	349,066	325,208
Promotional allowances
Nevada	(9,955)	(9,210)	(30,275)	(28,210)
Midwest	(4,631)	(3,021)	(13,331)	(11,848)
Colorado	—	—	—	—
Total promotional allowances	(14,586)	(12,231)	(43,606)	(40,058)
Net revenue
Nevada	66,475	66,038	202,724	196,731
Midwest	31,833	22,976	96,964	88,419
Colorado	2,402	—	5,772	—
Total net revenue	$100,710	$89,014	$305,460	$285,150

Segment EBITDA
Nevada	$6,818	$6,469	$25,882	$24,630
Midwest	10,003	7,296	31,288	27,617
Colorado	2,402	—	5,772	—
Total segment EBITDA	19,223	13,765	62,942	52,247
Depreciation and amortization
Nevada	3,452	3,518	10,562	10,467
Midwest	1,721	1,652	4,943	4,864
Colorado	509	—	1,188	—
Corporate	122	106	240	391
Total depreciation and amortization	5,804	5,276	16,933	15,722
Corporate expense	3,079	2,953	8,659	9,232
Corporate write-downs, reserves and recoveries	—	(1,600)	(707)	(1,600)
Pre-opening expense	265	—	407	—
Total corporate and other expense	3,344	1,353	8,359	7,632
Operating income	$10,075	$7,136	$37,650	$28,893

We allocate interest expense related to our long-term debt to each of our subsidiaries; however, the long-term debt remains at the parent-company level. As a result, we do not separately disclose interest expense by segment because we do not believe doing so would provide an accurate representation of the financing activities of each segment.

Table of Contents	21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We are a diversified, multi-jurisdictional casino operator headquartered in Las Vegas, Nevada with wholly-owned subsidiaries operating casinos in Nevada, Missouri, and Iowa. Additionally, on February 29, 2012, in connection with the Black Hawk Agreement, we acquired the land and buildings of three casinos in Black Hawk, Colorado which we leased to the previous owners until we obtained our Colorado gaming licenses on October 18, 2012. On November 1, 2012, we began operating the casinos in Black Hawk.

As of September 30, 2012, our continuing casino operations included the following wholly-owned casinos (by segment):

Nevada
Terrible’s Hotel & Casino	Las Vegas, NV	("Terrible's Las Vegas")
Terrible’s Town Casino & Bowl	Henderson, NV	("Henderson Casino")
Primm Valley Casino, Resort & Spa	Primm, NV	("Primm Valley")
Buffalo Bill’s Resort & Casino	Primm, NV	("Buffalo Bill's")
Whiskey Pete’s Hotel & Casino	Primm, NV	("Whiskey Pete's")
Terrible's Rail City Casino	Sparks, NV	("Rail City")

Midwest
St Jo Frontier Casino	St. Joseph, MO	("St Jo")
Mark Twain Casino	La Grange, MO	("Mark Twain")
Lakeside Casino Resort	Osceola, IA	("Lakeside Iowa")

Colorado
Golden Mardi Gras Casino	Black Hawk, CO	("Golden Mardi Gras")
Golden Gulch Casino	Black Hawk, CO	("Golden Gulch")
Golden Gate Casino	Black Hawk, CO	("Golden Gate")

We earned lease revenue, reported in continuing operations, from our wholly-owned casinos in Colorado (collectively, the "Black Hawk Casinos") through October 31, 2012.

On September 7, 2012, we entered into an Asset Purchase Agreement ("Agreement") with Truckee Gaming, LLC ("Truckee Gaming") to sell our Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada. Truckee Gaming will pay us a base cash price of $19.2 million less a $1.7 million credit for deferred maintenance capital, plus or minus certain customary adjustments, such as one based on the properties' collective trailing 12 months of EBITDA at the time of closing, which we expect to occur in the first quarter of 2013. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Truckee Gaming will receive $2.9 million in cash as part of the assets transferred. We have included the results of operations for the Reno, Verdi and Dayton casinos in discontinued operations, and we have reclassified their assets and liabilites as held for sale, for the periods presented.

If the closing of the transactions with Truckee Gaming occurs, our Chief Operating Officer, Ferenc Szony, will leave us to become a managing principal at Truckee Gaming. In such event, we expect that Mr. Szony will continue to assist us with

Table of Contents	22

regard to our consulting agreement with Hotspur Casinos, Nevada, Inc., the operator of the Rampart Casino at the J.W. Marriott Resort in Las Vegas.

On February 27 and 29, 2012, respectively, we completed the sale of our casinos in Pahrump and Searchlight Nevada and our slot route operation to JETT and Golden Gaming (see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements).  We have included the results of operations for the casinos and the slot route in discontinued operations for the periods presented.

As of September 30, 2012, our casino operations collectively included approximately 250,000 square feet of gaming space with 6,457 slot machines and 121 table games, while our hotel operations offered 3,124 hotel rooms.  The Black Hawk Casinos collectively include an additional 31,000 square feet of gaming space with 1,061 slots and 43 table games.

We also provide consulting services to Hotspur Casinos, Nevada, Inc., the operator of the Rampart Casino at the J.W. Marriott Resort in Las Vegas. Under the terms of the consulting agreement, we receive a fixed monthly fee.

Seasonality

We do not believe that our business reflects seasonal trends to any significant degree.  However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months.  We also expect that our Black Hawk Casinos will experience similar business disruption during the winter months.

Key Performance Indicators

We assess a variety of financial and operational performance indicators to manage our business, but the key performance indicators that we use include gross gaming revenue, promotional allowances and marketing expense, and controllable operating costs.

We measure the performance of each geographical region in which we operate based on Segment EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.  Key volume indicators such as slot machine win per unit, table games win per unit, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with the casino operations.  Hotel occupancy and average daily rate are used to analyze the performance of our hotel operations. Fuel and retail operations include revenue from gas stations and convenience stores that we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

RESULTS OF OPERATIONS

The number of customers that visit our casino properties, as well as the amounts they spend while visiting, drive our financial results.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive-in traffic from feeder markets to provide visitation.  Generally, we believe that economic uncertainty continues to impact the gaming industry and our operating results for the periods presented.  Continued high unemployment levels, weakness in the housing and consumer credit markets and reduced levels of discretionary consumer spending continue to impact our gaming operations.

Net revenue from continuing operations for the three months ended September 30, 2012 improved $11.7 million, or 13%, when compared to the three months ended September 30, 2011, while Segment EBITDA from continuing operations increased $5.5 million, or 40%, quarter over quarter. Our property in St. Joseph, Missouri was closed for all but two days during the third quarter 2011 due to flooding. As a result, our third quarter 2011 revenue and EBITDA do not include a material contribution for St Jo and are not comparable. We used the final business interruption claim payment paid by our insurance carriers in the fourth quarter of 2011 for the revenue and Segment EBITDA estimates discussed here. Adjusted to account for the effect of the closure, net revenue for the three months ended September 30, 2012 was comparable to the three months ended September 30, 2011, and Segment EBITDA improved $2.7 million or 16%. Continued economic weakness contributed to the relatively flat revenue in each of our operating segments while operating efficiencies and the addition of rental income from the Black Hawk Casinos contributed to the improved Segment EBITDA. We recorded rental income from the Black Hawk Casinos for the three months ended September 30, 2012 of $2.4 million.

Table of Contents	23

For the nine months ended September 30, 2012, net revenue from continuing operations improved $20.3 million, or 7%, when compared to the nine months ended September 30, 2011, while Segment EBITDA improved  $10.7 million, or 20%, year over year.  Adjusted to account for the effect of the St Jo closure, net revenue for the nine months ended September 30, 2012 improved $7.9 million, or 3%, when compared to the nine months ended September 30, 2011 and Segment EBITDA improved $7.6 million, or 14%. Strong performance in the first and second quarters of 2012 slowed during the third quarter, commensurate with general economic conditions.

We have classified the results of operations of the properties we are selling to Truckee Gaming, plus the properties we sold under the JETT Agreement and the Golden Gaming Agreement, as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated statements of operations. Discontinued operations include operating results for the properties we sold under the JETT Agreement and the Golden Agreements only through the date of disposition, February 29, 2012.

Revenue and Expense by Category

The following table presents detail of our continuing operations gross revenue and expense by category (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Total revenue
Gaming	$70,153	$60,027	17%	216,507	202,477	7%
Food and beverage	11,535	9,845	17%	34,607	31,062	11%
Lodging	7,407	6,393	16%	22,654	19,009	19%
Fuel and retail	20,071	20,816	(4)%	58,024	57,962	—%
Other	6,130	4,164	47%	17,274	14,698	18%
Total revenue	115,296	101,245	14%	349,066	325,208	7%
Promotional allowances	14,586	12,231	19%	43,606	40,058	9%
Net revenue	$100,710	$89,014	13%	$305,460	$285,150	7%
Departmental costs and expense
Gaming	$26,292	$22,168	19%	$81,531	$75,387	8%
Food and beverage	11,495	9,914	16%	34,867	30,705	14%
Lodging	4,615	4,608	—%	13,719	13,382	3%
Fuel and retail	17,167	18,196	(6)%	50,018	51,081	(2)%
Write downs, reserves and recoveries	—	(1,600)	(100)%	(785)	(1,600)	(51)%
Other	2,601	2,875	(10)%	7,837	10,193	(23)%
General and administrative	19,317	17,488	10%	54,624	52,155	5%
Corporate	3,079	2,953	4%	8,659	9,232	(6)%
Departmental costs and expense	84,566	76,602	10%	250,470	240,535	4%
Departmental EBITDA Margins
Gaming	63%	63%		62%	63%
Food and beverage	—%	(1)%		(1)%	1%
Lodging	38%	28%		39%	30%
Fuel and retail	14%	13%		14%	12%
Other	58%	31%		55%	31%

Table of Contents	24

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total revenue
Gaming	61%	59%	62%	62%
Food and beverage	10%	10%	10%	10%
Lodging	6%	6%	6%	6%
Fuel and retail	17%	21%	17%	18%
Other	5%	4%	5%	5%
Total revenue	100%	100%	100%	100%
Promotional allowances	13%	12%	12%	12%
Net revenue	87%	88%	88%	88%
Departmental costs and expense
Gaming	23%	22%	23%	23%
Food and beverage	10%	10%	10%	9%
Lodging	4%	5%	4%	4%
Fuel and retail	15%	18%	14%	16%
Write downs, reserves and recoveries	—%	(2)%	—%	—%
Other	2%	3%	2%	3%
General and administrative	17%	17%	16%	16%
Corporate	3%	3%	2%	3%
Departmental costs and expense	73%	76%	72%	74%

Gross Revenue. Generally, the industry defines gaming revenue as gaming wins less gaming losses.  We derive the majority of our gaming revenue from slot machines. In addition to gaming revenue, we also earn revenue from lodging we provide to customers; from food and beverage sales in the restaurants, bars, room service and entertainment outlets we own and operate at our casino properties; from sales of fuel and retail items at certain of our casino properties; and from miscellaneous sources such as consulting agreements, leasing agreements and entertainment services, lottery outlets and ATMs at our casino properties.

The industry uses the term “average daily rate” (“ADR”) to define the average amount of revenue per occupied room per day, and the term “occupancy percentage” to define the total percentage of rooms occupied (i.e., the number of rooms occupied divided by the total number of rooms available). We recognize lodging revenue at the time the guests use the rooms we provide.

We recognize food and beverage revenue at the time we provide the products to the guest.

Promotional allowances consist primarily of food and beverage furnished gratuitously to customers. We include the retail value of items or services furnished gratuitously to customers in the respective revenue classifications, then we deduct the total amount of promotional allowances from total revenue.

Our fuel operations include three gas stations located at the Primm Casinos.  During the fourth quarter of 2011, we entered into a ground lease agreement with Pilot Travel Centers, LLC, whereby Pilot constructed and began operating, at our Lakeside Iowa property located directly off Interstate 35, one of its largest fuel and retail facilities, which replaced the fuel and retail store that we previously operated at that location. Though fuel and retail revenue declined as a result of leasing the fuel operations at Lakeside Iowa, we maintained our overall EBITDA contribution from fuel and retail operations by replacing the revenue and related expense with rental income.

Other revenue for the three and nine months ended September 30, 2012 also includes rental income for the Black Hawk Casinos in the amount of $2.4 million and $5.8 million, respectively.

Table of Contents	25

Costs and Expense. We aggregate our direct costs and expense, including selling, general and administrative expense for each of our operations, and include them in the expense of our reportable segments, as discussed below.

Corporate expense represent unallocated payroll, professional fees and other expense which we cannot directly attribute to our reportable segments.

Depreciation and amortization expense for the three months ended September 30, 2012 increased $0.5 million, or 10%, when compared to the three months ended September 30, 2011 and increased $1.2 million, or 8%, for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011, primarily due to capital improvements and the addition of assets since we emerged from bankruptcy.

Interest expense increased $0.4 million or 5% when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011, and increased $1.1 million or 5% for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011.  The increase in interest expense primarily resulted from the amortization of original issue discount and debt issuance costs incurred in connection with our May 2012 financing.  Amortization expense, a component of interest expense, for the three months ended September 30, 2012 totaled $0.5 million compared to $0.1 million for the three months ended September 30, 2011, and totaled $0.9 million for the nine months ended September 30, 2012 compared to $0.2 million for the nine months ended September 30, 2011.  We capitalize and amortize debt issuance costs to interest expense, over the term of the related debt agreement, using the straight-line method which approximates the effective-interest method.

The income tax provision attributable to continuing operations for the three months ended September 30, 2012 was $1.1 million and the income tax provision attributable to continuing operations for the nine months ended September 30, 2012 was $2.3 million.  The income tax benefit attributable to discontinued operations for the three months ended September 30, 2012 was $5.3 million and the income tax benefit attributable to discontinued operations for the nine months ended September 30, 2012 was $3.3 million. The overall effective tax rate used in calculating the provision was 37.0%.  Federal and state income taxes payable are estimated to be $0.6 million as of September 30, 2012. The income tax benefit attributable to continuing operations for the three months ended September 30, 2011 was $0.6 million and the income tax provision for the nine months ended September 30, 2011 was $2.2 million.  The income tax benefit attributable to discontinued operations was $0.2 million and $0.2 million for the three and nine months ended September 30, 2011, respectively.  As discussed further in Note 9 of the accompanying unaudited condensed consolidated financial statements, we elected to be treated as a corporation for federal income tax purposes effective April 1, 2011.  The income tax provision for the three months ended September 30, 2011 includes the establishment of deferred taxes due to the conversion from a pass-through status to corporate status.

Table of Contents	26

Results of Operations by Reportable Segment

We review results of operations based upon reportable segments.  Segment EBITDA represents each geographical region’s earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets, and restructuring and reorganization costs.

The following table presents financial information, by reportable segment, for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Gross revenue
Nevada	$76,430	$75,248	2%	$232,999	$224,941	4%
Midwest	36,464	25,997	40%	110,295	100,267	10%
Colorado	2,402	—	—%	5,772	—	—%
Total	115,296	101,245	14%	349,066	325,208	7%
Segment EBITDA
Nevada	$6,818	$6,469	5%	$25,882	$24,630	5%
Midwest	10,003	7,296	37%	31,288	27,617	13%
Colorado	2,402	—	0	5,772	—	—%
Segment EBITDA Total	19,223	13,765	40%	62,942	52,247	20%
Corporate and Other	(2,603)	(2,533)	3%	(7,231)	(7,972)	(9)%
Total Adjusted EBITDA	$16,620	$11,232	48%	$55,711	$44,275	26%

Adjusted EBITDA, Segment EBITDA, including Segment EBITDA from discontinued operations, net revenue from discontinued operations, total net revenue, net income (loss) from discontinued operations and total net income (loss), are non-GAAP measures that we use to measure segment profits and losses. Segment EBITDA has certain limitations because it does not take into account the impact of certain expense, including the allocation of overhead. We have tried to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures.

Table of Contents	27

The following table reconciles EBITDA to net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross revenue
Nevada	$76,430	$75,248	$232,999	$224,941
Midwest	36,464	25,997	110,295	100,267
Colorado	2,402	—	5,772	—
Total gross revenue	115,296	101,245	349,066	325,208
Promotional allowances
Nevada	(9,955)	(9,210)	(30,275)	(28,210)
Midwest	(4,631)	(3,021)	(13,331)	(11,848)
Colorado	—	—	—	—
Total promotional allowances	(14,586)	(12,231)	(43,606)	(40,058)
Net revenue
Nevada	66,475	66,038	202,724	196,731
Midwest	31,833	22,976	96,964	88,419
Colorado	2,402	—	5,772	—
Total net revenue	$100,710	$89,014	$305,460	$285,150

Segment EBITDA
Nevada	$6,818	$6,469	$25,882	$24,630
Midwest	10,003	7,296	31,288	27,617
Colorado	2,402	—	5,772	—
Corporate and other expense	(2,603)	(2,533)	(7,231)	(7,972)
Total EBITDA	16,620	11,232	55,711	44,275
Operating costs and expense
Depreciation and amortization	5,804	5,276	16,933	15,722
Share-based compensation	476	420	1,428	1,260
Write downs, reserves and recoveries	—	(1,600)	(707)	(1,600)
Pre-opening expense	265	—	407	—
Total operating costs and expense	6,545	4,096	18,061	15,382
Other non-operating income (expense)
Interest expense, net	(7,497)	(7,161)	(22,333)	(21,285)
Loss on extinguishment of debt	—	—	(8,842)	—
Other expense	—	(1,172)	—	(1,962)
Total other non-operating items	(7,497)	(8,333)	(31,175)	(23,247)
Income (loss) from continuing operations, before tax	2,578	(1,197)	6,475	5,646
Benefit from (provision for) income taxes	(1,093)	557	(2,304)	(2,222)
Net income (loss) from continuing operations	1,485	(640)	4,171	3,424
Income (loss) from discontinued operations, before tax	(14,257)	(1,914)	(9,177)	(1,302)
Benefit from (provision for) income taxes	5,294	235	3,304	160
Net income (loss) from discontinued operations	(8,963)	(1,679)	(5,873)	(1,142)
Net income (loss)	$(7,478)	$(2,319)	$(1,702)	$2,282

Nevada. Nevada casino operations include Rail City, Terrible’s Las Vegas, the Henderson Casino and our three casinos in Primm, Nevada. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a lottery outlet.  Nevada casino operations accounted for approximately 33% of our gross revenue for the three months ended September 30, 2012 compared to 37% of gross revenue for the three months ended September 30, 2011 and 34% of our gross revenue for the nine months ended September 30, 2012 compared to 36% of gross revenue for the nine months ended September 30, 2011.

Table of Contents	28

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Gross revenue for Nevada increased by $1.2 million, or 2%, during the current quarter, primarily driven by increases in lodging and food and beverage revenue.  Lodging revenue increased $0.9 million, or 15%, during the current quarter.  The improvement in lodging revenue was driven by higher occupancy and ADR at our Primm casinos where we have focused on marketing the newly renovated Primm Valley resort.  Food and beverage revenue increased $0.6 million, or 8%, during the current quarter, driven primarily by the operation of the Primm Valley buffet.  Operation of the buffet had been outsourced to a third-party operator during 2010.  In the fourth quarter of 2011, we terminated the third-party lease and took over operation of the buffet.  Operation of this key amenity ensures that we can deliver on our promise of a value-oriented, pleasant experience fostering repeat visitation, which is a cornerstone of our marketing philosophy. Fuel and retail revenue increased $0.1 million, or 1%, mainly attributable to increases in retail gasoline prices.  Casino revenue decreased $0.2 million, or 1%, during the current quarter.  The customer base of our Nevada casinos consists primarily of value-oriented, drive-in tourists from the Southern California market and locals.  Although casino revenue continue to be negatively impacted by adverse economic conditions in our feeder markets and the locals market, we mitigated revenue declines through focused marketing and promotional campaigns.  Other revenue declined $0.3 million, or 8%, during the current quarter.  The decline in other revenue is attributable to the transition of golf operations at Primm to a third-party operator, which occurred in September 2011.

Nevada Segment EBITDA increased by $0.3 million, or 5%, during the quarter ended September 30, 2012. Segment EBITDA improvement was primarily driven by the improved contribution from lodging, where revenue increased and expense was flat when compared to the same quarter in prior year. Casino operating expense and promotional allowances were up $1.0 million, or 4%, during the quarter, resulting in a reduced Segment EBITDA contribution for the quarter. We continue to respond to the highly-competitive promotional environment in Nevada by refining our customer reinvestment strategies and implementing targeted marketing campaigns aimed at repeat visitation. Food and beverage expense increased $0.6 million or 7%, directly related to the operation of the buffet at Primm Valley.  Fuel and retail operating expense decreased $0.1 million, or 1%, attributable to decreased retail operating expense. Other operating expense decreased $0.4 million, or 13%, during the current quarter due to the elimination of expense associated with golf operations that we transitioned to a third-party, coupled with reductions in entertainment expense.  Additionally, we saw reductions in general and administrative expense of $0.2 million, or 2%, for the quarter which were the result of continued efficiency programs in place throughout the Nevada region.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Gross revenue for Nevada increased by $8.1 million, or 4%, during the nine months ended September 30, 2012.  Lodging revenue for the nine months ended September 30, 2012 improved by $3.4 million, or 19%.  We continue to see improvement in lodging revenue driven by growth in both ADR and occupancy at our Primm Casinos.  We have implemented effective yield management programs to improve top line revenue and continue to market the newly renovated Primm Valley resort. Fuel and retail revenue were up $2.9 million, or 5%, due to increases in the retail price of gasoline.  Casino revenue increased $2.0 million, or 2%, during the current year-to-date period.  Although we saw a slight decline in third quarter casino revenue, improvements for the nine months ended September 2012 are reflective of the success of our focused marketing and promotional programs. Despite the continuing general economic weakness and highly-competitive Nevada market, we continue to refine our programs in response to consumer demands.  Food and beverage revenue increased $2.3 million, or 10%, during the current year-to-date period driven primarily by the operation of the Primm Valley buffet.  Other revenue declined $2.6 million, or 20%, during the current year-to-date period.  The decline in other revenue is attributable to the transition of golf operations at Primm to a third-party operator which occurred in September 2011.

Nevada Segment EBITDA increased by $1.3 million, or 5%, for the nine months ended September 30, 2012.  Total promotional allowances and casino expense in the Nevada segment increased $3.9 million, or 6%, during the current year-to-date period.  Promotional allowance and casino expense increases were commensurate with casino revenue increases and were the result of targeted customer reinvestment strategies in response to the highly competitive promotional market in Nevada.  Food and beverage expense increased $3.2 million, or 14%, directly related to the operation of the buffet at Primm Valley, which we took over from a third-party operator as described earlier.  Fuel and retail operating expense increased $1.8 million, or 4%, attributable to the increased cost of fuel.  Other operating expense decreased $2.4 million, or 25%, for the nine months ended September 30, 2012.  Expense reductions in other operating areas were attributable to the elimination of expense associated with golf operations, coupled with reductions in entertainment expense.  Entertainment expense was reduced due to a shift in the entertainment strategy where we have replaced high-cost, headline entertainment with mid-level entertainment more suited to our drive-in target market at Primm.  Lodging expense increased $0.2 million, or 2%, for the nine months ended September 30, 2012, attributable to the increased occupancy. General and administrative expense was comparable to prior year, increasing $0.1 million during the current year-to-date period.  General and administrative expense reduction plans,

Table of Contents	29

including payroll efficiencies and related benefit expense reductions resulting from consolidation of positions and natural attrition that were implemented throughout the Nevada region, have been maintained.

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside Iowa.  Midwest casino operations accounted for approximately 28% of our gross revenue for the three and nine months ended September 30, 2012, and 22% and 27% of our gross revenue for the three and nine months ended September 30, 2011, respectively. Our property in St. Joseph, Missouri was closed during the third quarter 2011 due to flooding. As a result, our third quarter 2011 revenue and EBITDA do not include a contribution for St Jo and are not comparable as discussed further below.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Gross revenue for our Midwest casinos increased $10.5 million, or 40%, during the current quarter.  Adjusted to account for the estimated effect of the St Jo closure, revenue declined an estimated $1.2 million, or 3%. The decline is almost entirely attributable to the outsourcing of our gas station and convenience store at Lakeside Iowa to Pilot. Fuel and retail revenue declined $0.9 million, or 77%. The outsourcing of this fuel and retail location allowed us to maintain our overall EBITDA contribution from fuel and retail operations by replacing the revenue and related expense with rental income while improving the overall appeal of the facility through our partnership with Pilot, which funded the capital improvements and branded the facility. Casino revenue declined $0.4 million, or 1%, primarily at our Lakeside property, attributable to declines in customer counts due to more aggressive marketing campaigns from competitors in the Des Moines market. The addition of our new hotel, which includes 90 new rooms, was complete at Lakeside just before Labor Day weekend. We saw an increase in lodging revenue of $0.1 million or 23% for the short time that the new tower was open during the third quarter.

Segment EBITDA at the Midwest casinos during the current quarter increased $2.7 million, or 37%,.  Excluding the effect of the St Jo closure, Segment EBITDA at our other Midwest properties was essentially flat.

Nine Months ended September 30, 2012 compared to nine months ended September 30, 2011

Gross revenue for our Midwest casinos increased $10.0 million, or 10%, during the nine months ended September 30, 2012. Adjusted to account for the estimated effect of the St Jo closure, Midwest revenue declined $2.2 million, or 2%. Casino revenue increased $0.8 million, or 1%, during the current year-to-date period, driven primarily by improved performance at our Missouri properties, where we continue to see steady casino revenue improvements despite the challenging economic conditions.  Lodging revenue improved by $0.3 million, or 20%, year over year due to the addition of new rooms at Lakeside and improved yield management programs. Food and beverage revenue increased $0.2 million, or 3%, during the current year-to-date period as we refined food discount offers. Fuel and retail revenue declined $2.8 million, or 78%, directly attributable to the outsourcing of our gas station and convenience store at Lakeside Iowa.  Other revenue in the Midwest declined $0.6 million, or 39%, during the nine months ended September 30, 2012, mainly due to reductions in entertainment revenue at Lakeside Iowa.

Segment EBITDA at the Midwest casinos during the current year-to-date period increased $3.7 million, or 13%.  Adjusted to account for the estimated effect of the St Jo closure, Midwest Segment EBITDA increased $0.2 million, or 1%. The improvement was driven by improved casino contribution at our Missouri properties, where revenue increases flowed directly to EBITDA.

Colorado. On February 29, 2012, we acquired the land and buildings of the Black Hawk Casinos and simultaneously leased the casinos back to Golden Gaming until we obtained gaming licenses in Colorado.  We were licensed by the Colorado Gaming Commission on October 18, 2012, and we began operating the Black Hawk Casinos on November 1, 2012. We recorded $2.4 million and $5.8 million in lease revenue from Golden Gaming during the three and nine months ended September 30, 2012, respectively. We calculated operating income on a pro forma basis, as if we had acquired the Black Hawk Casinos on January, 1, 2011. For the three months ended September 30, 2012 and 2011, pro forma operating income was $2,354 and $2,829, respectively. For the nine months ended September 30, 2012 and 2011, pro forma operating income was $7,832 and $8,356, respectively.

Table of Contents	30

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  On the Emergence Date, we entered into a credit agreement with Wilmington Trust Company, as administrative agent, and the lender parties from time to time thereto for $350 million in aggregate principal amount of senior secured loans ("Senior Secured Loans").  On May 9, 2012, we repaid all of the $342.1 million debt outstanding under the Senior Secured Loans we issued to acquire substantially all of the assets of Predecessor, incurring a prepayment penalty of 2% on the principal balance in the process.  We obtained the funds used to prepay the debt by (i) issuing $200.0 million of 9.00% Senior Unsecured Notes due 2018 ("2018 Notes"), (ii) using a $200.0 million Senior Secured Credit Facility due 2018 ("Senior Secured Credit Facility") which, when aggregated with the 2018 Notes, provided us with an additional $38.6 million of cash after we repaid our former indebtedness, and (iii) the establishment of a $35.0 million Super Priority Revolving Credit Facility due 2017 ("Super Priority Revolving Credit Facility"), which remained undrawn at close.  The Senior Secured Credit Facility permits us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provides an accordion feature, whereby we may borrow an additional $80 million of debt subject to certain terms and conditions including compliance with a maximum leverage ratio (as defined in the Senior Secured Credit Facility).  We cannot assure you that, if required, we will be able to obtain the necessary approval for additional borrowing under our Senior Secured Credit Facility.

Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25% and are subject to a LIBOR floor of 1.25%. The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  We incurred approximately $13.4 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of September 30, 2012 were $9.9 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements. During the three months ended June 30, 2012, we recorded an $8.8 million loss on modification or early retirement of debt. As of September 30, 2012, we had complied with all debt covenants.

As more fully described in Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements, the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility require us to make a mandatory repayment of amounts outstanding under those agreements under certain circumstances. The agreements also require that we deposit proceeds from the sale of non-core assets into an account subject to an account control agreement. When we complete the sale of the non-core casinos to Truckee Gaming, we intend to place the net proceeds into an account subject to an account control agreement while we evaluate opportunities for asset purchases.

On May 9, 2012, we and our wholly-owned subsidiary, Affinity Gaming Finance Corp. (together with us, the "Issuers"), issued the 2018 Notes in a private placement pursuant to an indenture, dated May 9, 2012, among the Issuers, the guarantors named therein, U.S. Bank, National Association as trustee, and Deutsche Bank Trust Company Americas as paying agent, registrar, transfer agent and authenticating agent.

The Senior Secured Credit Facility, the Super Priority Revolving Credit Facility and the 2018 Notes contain various covenants that limit our ability to take certain actions including, among other things, our ability to:

•	incur additional debt;

•	issue preferred stock;

•	pay dividends or make other restricted payments;

•	make investments;

•	create liens;

•	allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments;

•	sell assets; merge or consolidate with other entities; and

•	enter into transactions with affiliates.

Table of Contents	31

                Our primary cash needs for the next twelve months of operation include interest payments on our debt, capital expenditures for the refurbishment of some of our properties and the acquisition of slot machines and other of equipment required to maintain our facilities.  Required principal prepayment on our debt is based on excess cash flow (as defined in the Senior Secured Credit Facility) calculated at the end of each calendar year.  The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of September 30, 2012, was $133.9 million, the $35.0 million Super Priority Revolving Credit Facility, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $58.9 million during the nine months ended September 30, 2012 compared to $24.4 million for the nine months ended September 30, 2011, an increase of $34.5 million.  Operating cash flows increased primarily in connection with $23.9 million in excess cash we retained as a result of the sale of the slot route, offset by decreases in operating assets and liabilities eliminated in connection with the sale.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2012 were $9.1 million compared to $12.3 million for the nine months ended September 30, 2011.  Net cash used in investing activities is primarily comprised of $16.6 million in capital expenditures and $4.3 million in cash paid for the acquisition of the Black Hawk Casinos, offset by proceeds from our insurance carriers related to property damage from the St Jo flood of $3.0 million and a reduction in restricted cash of $8.8 million. The restricted cash reduction primarily related to litigation claims that were settled. The reduction also includes a refund of a $1.5 million escrow deposit returned upon close of the Golden transactions.

Cash Flows from Financing Activities

Financing activities provided $38.2 million during the nine months ended September 30, 2012, compared to using $3.2 million during the nine months ended September 30, 2011.  Net cash provided by financing activities for the nine months ended September 30, 2012 consists of the excess cash from the refinance of the Company's debt. Net cash used in financing activities in 2011 consisted of loan origination fees.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 30, 2012 ("2011 Form 10-K").

Table of Contents	32

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the notes to unaudited condensed consolidated financial statements for a discussion regarding recently issued accounting pronouncements that may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of September 30, 2012 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Senior Secured Credit Facility.  Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  At September 30, 2012, the principal amount of the related borrowings under the Senior Secured Credit Facility was $199.0 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $2.0 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $409.0 million as of September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that the information we must disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the fiscal quarter ended September 30, 2012, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our previously reported legal proceedings, refer to “Part I, Item 3 - Legal Proceedings” in our 2011 Form 10-K, as updated in Note 12 to the accompanying condensed consolidated financial statements.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Table of Contents	33

ITEM 1A.	RISK FACTORS

We have not identified any material changes to the risk factors described in our 2011 Form 10-K. Risks other than those described in our 2011 Form 10-K may materially adversely affect our business, financial condition or future results, including risks and uncertainties not currently known to us or those that we currently believe are immaterial.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Table of Contents	34

ITEM 6.	EXHIBIT INDEX

Exhibit	Description
10.1
Asset Purchase Agreement, dated September 7, 2012, by and among The Sands Regent, LLC, Truckee Gaming, LLC, Affinity Gaming, LLC, Dayton Gaming, LLC and California Prospectors, Ltd. (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated September 10, 2012)

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
  _______________________________________
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

Table of Contents	35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING, LLC

Dated:	November 14, 2012	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated:	November 14, 2012	By:	/s/ John Christopher Krabiel
Name: John Christopher Krabiel
Title: Chief Financial Officer and Treasurer

Table of Contents	36