Form 10-K
period 2012-12-31
Affinity Gaming
filed 2013-04-01
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Commission File Number 000-54085
_________________________
Affinity Gaming
 _________________________

Nevada	02-0815199
State of Incorporation	IRS Employer Identification Number

3755 Breakthrough Way, Suite 300 Las Vegas, Nevada 89135	702-341-2400
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code
 _________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share; Preferred Stock Purchase Right
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Applicable only to registrants involved in bankruptcy proceedings during the preceding five years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of June 30, 2012, the aggregate market value of our voting and non-voting common equity held by non-affiliates of Affinity Gaming was $0. No established public trading market for our common stock currently exists.
As of April 1, 2013, 20,268,339 shares of our common stock were outstanding.

Documents Incorporated By Reference
Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of the registrant's definitive proxy statement for its 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2012.

Table of Contents	1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2012 (”2012 Form 10-K”) contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects”, “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash, and (ii) the effects on our business as a result of the reorganization proceedings of our predecessor, Herbst Gaming, Inc. and its wholly-owned subsidiaries (collectively, “Predecessor”) under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that we cannot easily predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines at our casino properties; (v) our continued viability, our operations and results of operations; or (vi) expectations related to integration of newly acquired casino properties.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to complete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws could have a material adverse effect on our financial condition,

•	severe weather conditions and other natural disasters that affect visitation to our casinos,

•	environmental contamination and remediation costs,

•	the recession and, in particular, the economic downturn in Nevada and California,

•	changes in income and payroll tax laws,

•	additional gaming licenses being granted in limited license jurisdictions where we operate,

•	changes in the smoking laws, and

•	other factors as described in “Risk Factors.”

Any forward-looking statement made by us in this 2012 Form 10-K speaks only as of the date of this 2012 Form 10-K.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Table of Contents	2

PART I

ITEM 1.	BUSINESS

OUR COMPANY

We are a Nevada corporation, headquartered in Las Vegas, which owns and operates 12 casinos in four states—six in Nevada, three in Colorado, two in Missouri and one in Iowa. In addition to our diverse, multi-jurisdictional casino operations, we provide consulting services to the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, for which we receive a fixed monthly fee and are eligible to receive a percentage of revenue in excess of specified thresholds.

On December 20, 2012 (the “Effective Time”), Affinity Gaming, LLC converted from a Nevada limited liability company into a Nevada corporation after adopting an Agreement and Plan of Conversion (the “Conversion Agreement”) and filing its Articles of Conversion (the “Articles of Conversion”) with the Secretary of State of the State of Nevada. The resulting entity is now known as Affinity Gaming (such conversion, the “Conversion”). Pursuant to the Conversion, at the Effective Time, among other things, (i) the membership interests of Affinity Gaming, LLC held by its members were converted into common shares of Affinity Gaming on a one-to-one basis, and the members of Affinity Gaming, LLC became stockholders of Affinity Gaming, (ii) all property, subsidiaries, rights, privileges, powers and franchises of Affinity Gaming, LLC vested in Affinity Gaming, and all liabilities and obligations of Affinity Gaming, LLC became liabilities and obligations of Affinity Gaming, and (iii) the Articles of Organization and the Operating Agreement of Affinity Gaming, LLC, in each case as in effect immediately prior to the Effective Time, ceased to have any force or effect, and the Articles of Incorporation and Bylaws of Affinity Gaming were adopted. Upon consummation of the Conversion, shares of our common stock were deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Affinity Gaming, LLC.

OUR BUSINESS STRATEGY

We focus on earning the loyalty primarily of local, value-oriented gaming patrons who gamble frequently. Because such patrons represent a high potential for repeated visits, generating customer satisfaction and loyalty is a critical component of our strategy. We also cater to the drive-in tourist patrons whom we can entice to repeat their visits.

Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts, a good meal and a pleasant atmosphere. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty. We therefore seek to provide attentive customer service in a friendly, casual atmosphere, recognizing that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee.

During 2012 and the first month of 2013, we divested of a slot machine route operation and six Nevada casinos, while acquiring three casinos in Black Hawk, Colorado. These acquisition and disposition transactions were critical to and consistent with our long-term strategic vision.

We anticipate that our growth will come from the diversification and expansion of our existing properties and through strategic acquisitions. Our key focus remains on expanding the operating margins of our existing properties through a combination of top-line revenue growth and stringent expense management. We have invested in both human capital and business intelligence tools to optimize our slot operations and improve the overall effectiveness of our marketing efforts. We continuously review the operating performance of each of our existing properties and the feasibility of enhancing their performance through targeted capital expenditures and expense savings programs. In doing so, we assess the anticipated relative costs and benefits of the projects under consideration, the availability of cash flows and debt financing to fund capital expenditures, and competitive and other relevant factors.

OUR PROPERTIES

On February 29, 2012, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino (together, the “Black Hawk Casinos”), all of which are located in Black Hawk, Colorado (the “Golden Gaming Acquisition”), pursuant to the Asset Purchase Agreement (“Black Hawk Agreement”) with Golden Mardi Gras, Inc.

Table of Contents	3

Pursuant to the Black Hawk Agreement, we simultaneously leased the Black Hawk Casinos back to Golden Gaming, LLC (formerly, Golden Gaming, Inc.) (“Golden Gaming”), an affiliate of Golden Mardi Gras, Inc., until we obtained gaming licenses in Colorado. We were licensed by the Colorado Gaming Commission on October 18, 2012, and we began operating the Black Hawk Casinos on November 1, 2012.

Casino Operations

As of December 31, 2012, after giving effect to the sale of our Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada to Truckee Gaming, LLC (“Truckee Gaming”) on February 1, 2013 (the “Truckee Disposition”), our casino properties consist of six casinos in Nevada, three casinos in Colorado, two casinos in Missouri and one casino in Iowa. The majority of our casino properties focus on local customers, with an emphasis on slot machine play.

The following table summarizes our casino operations as of December 31, 2012:

Property	Location	Year Built[1]	Gaming Square Feet	Slots	Table Games	Hotel Rooms	Additional Gaming Information
Nevada
Terrible’s Las Vegas	Las Vegas	2006	25,000	964	10	327	Race and sports book; bingo
Henderson Casino	Henderson	1993	4,000	95	—	—
Primm Valley	Primm	1990	38,000	822	26	625	Race and sports book; California lottery station
Buffalo Bill’s	Primm	1994	62,000	889	29	1,243	Race and sports book; poker
Whiskey Pete’s	Primm	1977	36,000	554	10	779
Rail City	Sparks	2007	24,000	882	7	—	Sports book; keno; poker
Total Nevada			189,000	4,206	82	2,974
Midwest
St Jo Frontier	St. Joseph, MO	2005	13,000	566	11	—
Mark Twain[2]	LaGrange, MO	2001	18,000	649	13	—
Lakeside Iowa[2,3]	Osceola, IA	2005	36,000	1,027	13	150
Total Midwest			67,000	2,242	37	150
Colorado
Black Hawk Casinos	Black Hawk	[4]	31,000	1,065	22	—
Total			287,000	7,513	141	3,124

(1)    This column presents the year the property was built or the year of the most recent remodel.
(2)    Mark Twain and Lakeside Iowa also have 8 and 47 RV spaces, respectively.
(3)    In 2012, Lakeside Iowa expanded from 60 to 150 hotel rooms.
(4)    Golden Mardi Gras Casino, Golden Gulch Casino and Golden Gate Casino were built or remodeled in 2000, 2003 and 1992, respectively.

Table of Contents	4

Sparks, NV
Rail City
Black Hawk, CO
Golden Mardi Gras
Golden Gulch Casino
Golden Gate Casino
Osceola, IA
Lakeside Iowa
Las Vegas, NV
Company headquarters
LaGrange, MO
Mark Twain
St. Joseph, MO
St. Jo
Las Vegas, NV
Terrible's Las Vegas
Primm, NV
Buffalo Bill's
Whiskey Pete's
Primm Valley
Henderson, NV
Henderson Casino

Nevada Casinos

Terrible’s Las Vegas

Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s Las Vegas”) has approximately 25,000 square feet of gaming space with approximately 964 slot machines, 10 table games, a race and sports book operated by a third party, a 195-seat bingo facility, a buffet and a 24-hour café. There are currently 327 hotel rooms with standard amenities. Terrible’s Las Vegas is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip. Terrible’s Las Vegas’ favorable location has made it popular with Strip casino employees. Although not a tourist destination due to the limited number of rooms, the property receives some tourist traffic through the casino due to its proximity to the airport, the Las Vegas Strip, the University of Nevada - Las Vegas and the Las Vegas Convention Center.

Henderson Casino

The Town Casino & Bowl is located in Henderson, Nevada (“Henderson Casino”), a suburb southeast of Las Vegas. The property has approximately 4,000 square feet of gaming space with approximately 95 slot machines, a 16-lane bowling alley and a 24-hour café.

Primm Casinos

Affinity Gaming owns the business and leases the real estate on which Primm Valley Resort & Casino (“Primm Valley”), Buffalo Bill’s Resort & Casino (“Buffalo Bill’s”) and Whiskey Pete’s Hotel & Casino (“Whiskey Pete’s” and together with Primm Valley and Buffalo Bill’s, the “Primm Casinos”) are located in Primm, Nevada. Primm is on the Nevada-California state line along Interstate 15, the major interstate route between Los Angeles and Las Vegas. The Primm Casinos collectively own and manage three gas station/convenience stores, a Starbucks Coffee outlet and one California Lottery store. Two 18-hole, Tom Fazio-designed golf courses with a full-service restaurant and club house, leased and managed by a third-party, are located nearby.

Table of Contents	5

Primm Valley. Primm Valley offers approximately 822 slot machines, 26 table games and a race and sports book operated by a third party. Additionally, Primm Valley has a 625 room hotel and 21,000 square feet of convention space. Primm Valley has a full-service coffee shop operated by a third party, an Original House of Pancakes, a buffet and the GP Steakhouse. The resort has a swimming pool and a 13,000 square foot full-service spa. Primm Valley is connected to the “Fashion Outlets of Las Vegas,” a retail complex owned by a third party that houses over 100 designer outlet stores, including a Neiman Marcus “Last Call,” a Williams Sonoma Outlet store, Coach, Tommy Bahama, Banana Republic and Versace factory outlet stores.

Buffalo Bill’s. Buffalo Bill’s offers approximately 889 slot machines, 29 table games and a race and sports book operated by a third party. In addition to a 1,243 room hotel, Buffalo Bill’s has a Denny’s operated by a third party, a buffet and a Mexican restaurant. The western-themed property also has extensive entertainment amenities, including the 6,800 seat “Star of the Desert” arena that hosts headline entertainers throughout the year. Buffalo Bill’s has a roller coaster as well as water park log rides, a movie theater and a midway-style arcade.

Whiskey Pete’s. Whiskey Pete’s offers approximately 554 slot machines, 10 table games and two full service bars. Additionally, Whiskey Pete’s has a 779 room hotel, a full service coffee shop operated by a third party, a weekend buffet, a McDonald’s restaurant, an International House of Pancakes, an 8,000 square foot special events and concert venue with 650 seats, and a swimming pool.

Rail City

Rail City Casino in Sparks, Nevada (“Rail City”) has approximately 24,000 square feet of gaming space housing approximately 882 slot machines, 7 table games, keno, a sports book operated by a third party, a 24-hour family-style restaurant and an ale house and brew pub.

Midwest Casinos

St Jo

The St Jo Frontier Casino (“St Jo”), a riverboat casino located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, offers approximately 566 slot machines and 11 table games. St Jo also has a coffee-shop-style restaurant/buffet and lounge, as well as 2,400 total square feet of conference and meeting space. The casino and its amenities have a locally-popular western theme based on St. Joseph’s heritage as the founding location and headquarters of the Pony Express. St Jo owns 54 acres of land, 32 acres of which are undeveloped.

Mark Twain

Mark Twain Casino (“Mark Twain”), a riverboat casino located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, offers approximately 649 slot machines and 13 table games, as well as eight RV parking spots. Mark Twain also has a coffee shop style restaurant/bar and an additional bar in the casino. The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

Lakeside Iowa

Lakeside Casino Resort (“Lakeside Iowa”), a riverboat casino located on West Lake in Osceola, Iowa, 40 miles southwest of Des Moines, offers approximately 1,027 slot machines and 13 table games. Lakeside Iowa also offers a 150-room hotel, 10,000 square feet of conference and meeting facilities that may also be used for concerts, a fitness center, an outdoor concert/entertainment venue, an indoor pool and a gift shop. In addition, Lakeside Iowa has a coffee-shop-style restaurant/buffet and lounge located in the main lobby, two bars located in the casino, a convenience store and Pilot/Flying J branded truck stop and gas station located adjacent to the casino, and 47 RV spaces with utility hookups. Lakeside Iowa owns 109 acres of land, 75 acres of which are undeveloped.

Table of Contents	6

Colorado Casinos

The Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino are located in close proximity to one another along a half-mile strip of casino and casino-hotel properties in the historic mining town of Black Hawk, Colorado. The Black Hawk Casinos collectively feature approximately 31,000 square feet of gaming space, 1,065 slot machines, 22 table games and 17 live poker games, as well as three restaurants, four bars and a parking garage with 750 spaces. The casinos are well-positioned within the market with their large parking garage located in the center of the main gaming district at a key intersection between other properties.

Discontinued Operations

On February 27, 2012, we sold our casino in Searchlight, Nevada and the portion of our slot route operations relating solely to the Terrible Herbst convenience stores in Nevada to JETT Gaming, LLC (“JETT”), a Las Vegas-based slot route operator (the “JETT Transactions”). On February 29, 2012, we sold the remainder of our slot route operations, as well as our two Pahrump, Nevada casinos, to Golden Gaming, a Las Vegas based casino, tavern and slot route operator (the “Golden Gaming Disposition”).

Sands Regency Casino Hotel

Sands Regency Casino Hotel in Downtown Reno, Nevada has approximately 26,000 square feet of gaming space, including approximately 548 slot machines and eight table games, bingo, live poker and a sports book operated by an independent third party. Additionally, the Sands has 833 hotel rooms and a spa. Dining options at the Sands include Cabana Café, a coffee house/deli-style restaurant, a buffet and Copa Bar and Grill. The property also has a Mel's, the original, diner style restaurant, and a quick serve restaurant, both of which are operated by third parties. The facility also includes approximately 12,000 square feet of convention and meeting space. Third parties lease space from the Sands and operate a wedding chapel, a bicycle and ski rental shop and a beauty shop.

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

Table of Contents	7

Terrible's Searchlight Casino

Terrible's Searchlight Casino is located in Searchlight, Nevada which is approximately 50 miles from Las Vegas, and has approximately 4,000 square feet of gaming space with approximately 75 slot machines, a full-service truck stop and a 24-hour café.

Slot Route Operations

Our slot route operations, which we divested in February 2012, involved the exclusive installation and operation of slot machines in chain store and street account locations. We defined chain stores as grocery stores, drug stores, merchandise stores and convenience stores, each with more than five locations. Our chain store contracts were primarily with large, national retailers such as Albertsons, Vons, Safeway, CVS and Smith's, as well as Terrible Herbst gas stations and convenience stores. Street accounts include local bars, restaurants and non-chain convenience stores. Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, convenience stores, grocery stores and drug stores. Most locations were limited to offering no more than 15 slot machines. We generally entered into two types of slot route contracts: space lease arrangements and revenue-sharing arrangements. Under space lease arrangements, which we principally entered into with chain stores, we paid a fixed monthly fee for each location in which we placed slot machines and we kept the revenues generated by the slot machines. Under revenue-sharing arrangements, which we typically entered into with street accounts, we paid the location owner a percentage of the revenues generated by our slot machines located at that particular street account. To enter into a revenue-sharing arrangement, the location owner had to hold a gaming license. Both space lease and revenue-sharing arrangements typically involved long-term contracts that provided us with the exclusive right to install our slot machines at particular locations. In the case of chain stores, our contracts also gave us the exclusive right to install slot machines at stores opened in the future.

COMPETITION

Nevada Market

Terrible’s Las Vegas and the Henderson casino compete for local gaming customers with other locals-oriented casino-hotels in Las Vegas. We do not believe that Terrible’s Las Vegas or the Henderson casino directly compete with many of the resort-casino properties on the Las Vegas Strip, which focus primarily on attracting tourist players; instead, its principal competitors are other locals-oriented casinos located near its properties. Terrible’s Las Vegas and the Henderson casino compete with other locals-oriented casino-hotels on the basis of the desirability of location; payout rates; personalized approach; casino promotions; the availability, comfort and value of restaurants and hotel rooms; and the variety and value of entertainment. The construction of new casinos or the expansion of existing casinos near Terrible’s Las Vegas or the Henderson casino could negatively impact our results of operations and financial condition.

Our properties in Primm compete for value-oriented customers with casinos in the Las Vegas market and outside of the Las Vegas market in places like Henderson, Jean, Laughlin and Mesquite, Nevada. The Primm casinos also compete with Native American properties in Southern California. Primm’s business levels are heavily dependent on the number of customers it can draw from Interstate 15, which stretches between Las Vegas and California. We compete with other gaming companies as well as other hospitality companies that provide accommodations and amenities for leisure and business travelers. In many cases, our competition has greater name recognition and financial resources to reinvest in their properties. They offer similar restaurant, entertainment and other amenities and target the same demographic group we do.

Competition among casinos in the Reno/Sparks market where Rail City is located is intense. The expansion and maturation of Native American gaming in Northern California has had an adverse impact on total gaming revenue of the greater Reno area. More Native American casinos and the planned expansion of existing casinos in Northern California will increase the competitive market. In addition, many of our direct competitors in the Reno market have greater financial and other resources than we do, and competing Reno resorts that formerly focused on tourists have now turned their attention to the locals market in an attempt to recoup or minimize lost business.

Our Nevada properties may face increased competition from online poker services in Nevada, which would allow customers to wager from home via the Internet. On February 21, 2013, Nevada, the first state in the U.S. to legalize online poker on an intrastate basis, expanded its existing interactive gaming laws that permit and regulate online gambling. Specifically, Governor Sandoval signed into law Assembly Bill 114, a law that will also allow Nevada to enter into compacts

Table of Contents	8

with other states that authorize online poker to increase player liquidity by facilitating games between players located inside and outside Nevada. The law in this area has been rapidly evolving and additional legislative developments, in Nevada and elsewhere, may accelerate the proliferation of certain forms of online gambling, including, but not limited to, poker, in Nevada and throughout the United States. In addition, many of our competitors in the Nevada market have greater financial resources than we do and have already applied or been approved for interactive gaming licenses in Nevada to provide online poker services. Increases in the popularity of and competition from such services could negatively impact our results of operations and financial condition.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St Jo competes for local gaming customers with other casinos in their respective markets.

Lakeside Iowa is located along Interstate 35, approximately 40 miles southwest of Des Moines, Iowa. Its primary competitors are the Prairie Meadows Casino, the Riverside Casino and Golf Resort and the Meskwaki Bingo Casino Hotel. The Prairie Meadows Casino is located approximately 60 miles from Lakeside Iowa, east of Des Moines. Riverside Casino and Golf Resort is located in Riverside, Iowa, approximately 175 miles from Osceola. The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside Iowa. Additionally, the Warren County Board of Supervisors approved a special election for May 7, 2013 for voters in the county to decide whether to approve gambling in the county, with certain business and civic leaders proposing to build a casino with an events center, hotel and bowling alley in northwest Norwalk, approximately 35 miles from Lakeside Iowa, south of Des Moines.

Mark Twain is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois and approximately 25 miles from Hannibal, Missouri. The closest casino to Mark Twain is the Catfish Bend Casino, located in Burlington, Iowa, which is approximately 75 miles from LaGrange.

St Jo is approximately 50 miles north of Kansas City, Missouri. St Jo primarily targets residents of St. Joseph, Missouri and is the only casino in St. Joseph. However, St Jo competes indirectly with five casinos in and around Kansas City, Missouri. In February 2012, the newest entrant to the Kansas City market began operating at the Kansas Speedway. Additionally, the legislature has authorized the operation of slot machines in a closed race track. To date, the owner of that facility has declined to reopen but continued increased competition could adversely affect our revenue. To a lesser extent, St Jo also competes with several Native American casinos, the closest of which is approximately 45 miles from St. Joseph.

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

Colorado Market

The Black Hawk Casinos compete with approximately 25 other gaming operations located in the Black Hawk/Central City gaming market in Colorado. The Black Hawk Casinos are situated directly across the street from one of the largest casinos in the market and collectively have 1,065 slot machines and 39 table games, including 17 live poker tables. Additionally, the Black Hawk Casinos have one of the only parking garages in the market with approximately 750 parking spaces. The Black Hawk and Central City gaming market is insulated from other casino gaming markets, with no casinos within 50 miles. In the past, proposals have been made for the development of Native American, racetrack and video lottery terminal casinos throughout the state. Neither the state’s electorate nor the state’s legislature has adopted any of these proposals. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk Casinos would be adversely affected. In 2012, the House Finance Committee of the Colorado House of Representatives considered House Bill 1280, which would authorize the installation of video lottery terminals at a location west of the continental divide, which is approximately one hundred miles from the Central City and Black Hawk gaming markets; however, that bill died in committee.

Table of Contents	9

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

On December 31, 2010, in connection with the Restructuring Transactions, we acquired all of the trademark rights owned by Predecessor. This included trademarks licensed to Predecessor pursuant to a Trademark License Agreement (the “Trademark License”) between Predecessor and Terrible Herbst, Inc., dated August 24, 2001, for the trademarks “Terrible Herbst,” “Terrible's,” and the “bad guy logo.” The license allows for exclusive use of the marks in the states of Nevada, Missouri and Iowa in the gaming and casino industry. We have licensed the Terrible Herbst trade name from Terrible Herbst, Inc., a related party of Predecessor, through June 2013. Subject to mutual consent as to the amount of the license fee and continued use, we may extend the term of the license agreement; however, we cannot assure you whether or when we will be able to renew the license agreement. Additionally, we were assigned trademark rights formerly owned by Predecessor for the following trademarks and the respective design logos: “Buffalo Bill's Resort & Casino,” “Desperado,” “Pioneer Pete's,” “Primm Center,” “Primm Rewards Players Club,” “Primm Valley Casino Resorts,” “Primm Valley Lotto Store,” “Primm Valley Resort,” “Primm Valley Resort & Casino,” “Star of the Desert Arena,” “Whiskey Pete's,” “Whiskey Pete's Hotel Casino,” “Rail City,” and “Rail City Ale House.” Since the Emergence Date, we have applied for federal registrations for the trademarks, “Affinity Gaming” and “A-Play,” and recently acquired all of the trademark rights for the Black Hawk Casinos.

We consider all of these marks, and the associated name recognition, to be valuable to our business, and we are not aware of any third party claims against the use or registration of our trademarks at this time.

E-T-T, Inc. (“E-T-T”), a subsidiary of Predecessor which converted to E-T-T, LLC as part of the Restructuring Transactions, is the owner of technology and pending patents for a casino player payment system. These inventions are referred to as the “Secure Safe System” and “Safe Patents.” In connection with the sale of the slot route, we sold the Secure Safe System and Safe Patents to Golden Gaming.

SEASONALITY

We do not believe that our business reflects seasonal trends to any significant degree.  However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months.  Additionally, our casinos in Missouri are subject to flooding depending on the water levels of the Missouri and Mississippi Rivers. We also expect that our Black Hawk Casinos will experience similar business disruption during the winter months.

ENVIRONMENTAL LAWS

Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position. We are currently building a new travel center in Primm, Nevada. In connection with the construction, we have encountered contaminated soil requiring remediation. The contamination resulted from a gas station operated more than 30 years ago, and from abandoned underground fuel lines. Through December 31, 2012, we have spent approximately $3.2 million on remediation work, and we estimate that such amount could increase to approximately $4 million. The amounts spent on remediation are incremental to our planned expenditures on the project. We cannot provide assurance that we have accurately estimated or identified the scope of the issue or the impact that this remediation will have on our capital expenditures, earnings or competitive position as we complete the project. Although we maintain insurance coverage, and have submitted an insurance claim for the cost of remediation, the potential liability related thereto may exceed the amount of our insurance coverage or may be excluded under the terms of the policy, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we may be required to make additional expenditures to remain in, or to achieve, compliance with environmental laws in the future and such expenditures may be material.

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

Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Clark County Liquor and Gaming Licensing Board, and the Cities of Reno, Henderson and other local regulatory authorities (collectively, the “Nevada Gaming Authorities”).

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

Table of Contents	11

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

The Nevada Act requires any person who acquires more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, that beneficially owns more than 10%, but not more than 11%, of a registered corporation's voting securities as a result of a stock repurchase by the registered corporation may not be required to file such an application. Further, an institutional investor that acquires more than 10%, but not more than 25%, of a registered corporation's voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of a registered corporation's voting securities and maintain its waiver if the additional ownership results from a stock repurchase by the registered corporation. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

Table of Contents	12

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

Additionally, the Clark County Liquor and Gaming Licensing Board, which has jurisdiction over five of our six Nevada casinos, has taken the position that it has the authority to approve all persons owning or controlling the stock of any entity controlling a gaming license.

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

Table of Contents	13

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

Table of Contents	14

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

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. Affinity Gaming; HGI-St Jo, LLC, our subsidiary which owns St Jo and the current licensee for that facility; and HGI-Mark Twain, LLC, our subsidiary which owns Mark Twain and the current licensee for that facility; any subsidiaries, and some of their officers and employees are and will be subject to specific regulations, including ongoing licensing requirements. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application, usually within seven days of a material change in the information on file with the Missouri Gaming Commission. Each of St Jo and Mark Twain has frequently updated its application materials since it was initially licensed. In addition to the information required of the applicant, directors, officers, affiliated business entities and other defined “key persons” (which include individuals and companies designated by the Missouri Gaming Commission) must submit Personal Disclosure Forms, which include detailed financial information, and are subject to thorough investigations. In addition, some officers and directors of Affinity Gaming, as well as Affinity Gaming itself, have submitted Personal Disclosure Forms and applications to the Missouri Gaming Commission. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission. Suppliers are also subject to licensing requirements of the Missouri Gaming Commission. An institutional investor holding an interest of 20% or less in Affinity Gaming for only passive investment purposes, may be exempted from these licensure requirements by the Missouri Gaming Commission.

Effective May 30, 2008, certain amendments were made to Missouri's gaming regulations that provide for the division of Missouri gaming licenses into Class A and Class B Licenses. Affinity Gaming now holds a Class A License which allows Affinity Gaming to own and operate the HGI-St Jo and HGI-Mark Twain business entities. HGI-St Jo and HGI-Mark Twain now hold Class B Licenses allowing them to operate St Jo Frontier Casino and HGI-Mark Twain, respectively.

In January 2013, the Class A and Class B licenses for Affinity Gaming, HGI-St Jo and HGI-Mark Twain were renewed for four-year terms by the Missouri Gaming Commission, which continues to require, among other things:

•	suitability investigations into an applicant's character, financial responsibility, experience and qualifications;

•	suitability investigations into each designated key person or affiliated business entity's character, financial responsibility, experience and qualifications;

•	disclosure of required financial (see above) and other personal information on each key person or designated affiliated business entity;

Table of Contents	15

•	disclosure of detailed information about the applicant's history, business, affiliations, officers, directors and owners;

•	an affirmative action plan for the (a) hiring and training of minorities and women, and (b) purchase of goods and services from businesses owned by minorities and women; and

•	an economic development or impact report.

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

Affinity Gaming must obtain advance approval of the Missouri Gaming Commission to enter into any contract or arrangement, whereby a person or group of persons acting in concert (a) owns, controls, or has power to vote 25 percent or more of the ownership interest in Affinity Gaming, HGI-St Jo and HGI-Mark Twain, or (b) controls the election of a majority of the directors or managers of Affinity Gaming, HGI-St Jo and HGI-Mark Twain.

In addition, the licensee must notify the Missouri Gaming Commission of other transactions that include the transfer of five percent or more of an ownership interest in the licensee or holding company if publicly held and any transaction of at least $1,000,000.

The restrictions on transfer of ownership apply to Affinity Gaming as well as the direct licensees, HGI-St Jo and HGI-Mark Twain. Gaming equipment may not be pledged except under very limited circumstances where possession is limited to defined licensed entities. Corporate stock and/or equity ownership of some licensees may not be pledged except in narrow circumstances and subject to regulatory conditions following notification to the Missouri Gaming Commission.

Missouri statutes and administrative rules contain detailed requirements and conditions concerning the operation of a licensed excursion gambling boat facility, including but not limited to the following:

•	a charge of two dollars per gaming customer per excursion that licensees must either collect from each customer or pay itself to the Missouri Gaming Commission;

•	minimum payouts;

•	the payment of a 21% tax on adjusted gross receipts;

•	prohibitions against providing credit to gaming customers;

•	the use of credit cards and cashing of checks by customers;

Table of Contents	16

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

In addition, the Missouri Gaming Commission is empowered to determine on a city and county‑specific basis where “dockside” or permanently‑docked gaming is appropriate and may be permitted. The Missouri Gaming Commission has authorized all thirteen licensed sites to operate all or a portion of their facilities on a continuously docked basis.

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

Iowa

In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa. Under Iowa gaming law (“Iowa Gaming Law”), a license to conduct gaming may be issued in a county only if the county electorate has approved gaming. The electorate of Clarke County, Iowa, where Osceola is located, approved gaming on February 28, 1995 by referendum. Gaming conducted by the Lakeside Casino was approved by referendum on November 18, 1997. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such referenda took place on November 5, 2002 and November 2, 2010 with the majority of the electorate voting each time in favor of continued gaming in Clarke County. The next referendum is scheduled for 2018. If any reauthorization referendum is defeated, Iowa Gaming Law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa Gaming Law and regulations applicable to all licenses.

In addition, Iowa Gaming Law authorizes the granting of licenses to non-profit corporations that, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).

In July 1997, Clarke County Development Corporation (“CCDC”), a non-profit corporation organized for the purpose of facilitating riverboat gaming in Osceola, Iowa, entered into an operator's contract, since amended, for Lakeside Iowa for a term of up to 50 years. Under the operator's contract, as amended, CCDC is to be paid a monthly fee equal to 1.5% of the adjusted gross gaming revenue of Lakeside Iowa. In September 2004, HGI-Lakeside, LLC (the Company's subsidiary that owns and operates Lakeside Casino, formerly HGI-Lakeside, Inc.) entered into an agreement whereby upon the later of our obtaining approval from the Iowa Gaming Commission or our closing the transactions contemplated with Southern Iowa Gaming Company, Southern Iowa would immediately pay $3.2 million to an escrow fund controlled by the City of Osceola. Beginning February 2013, and continuing for so long as the operator's contract, as amended, remains in effect, we will pay into the escrow

Table of Contents	17

fund controlled by the City of Osceola an additional 1% of annual adjusted gross receipts from Lakeside Iowa. We may, however, offset up to 50% of this additional 1% annual payment with any expenditures we have made for capital improvements (excluding gaming devices and improvements to the gaming facility, casino floor, development of a truck stop and general repairs and maintenance). Further, pursuant to a dock site agreement executed in August 1997 (which also has a term of up to 50 years) (the “Lakeside Lease”), Lakeside Iowa is required to pay a monthly fee to the City of Osceola and the Water Works Board of Trustees equal to 1.25% of the adjusted gross gaming revenue of Lakeside Iowa and an annual fee, to be paid in equal monthly installments, equal to approximately $160,000, with such amount to increase each year by 1% until termination of the Lakeside Lease. Pursuant to a settlement agreement approved by the Iowa Gaming Commission at its March 2012 meeting, we will pay an increased annual fee under the Lakeside Lease of $245,000 and have agreed to employ 290 full-time employees.

In March 2012, CCDC initiated legal proceedings against both us and the Iowa Racing Commission. CCDC has sought a declaratory judgment ruling that the operator's contract is non-assignable. We intend to contest CCDC's position even though there are no present plans to seek to assign the agreement. CCDC has also named both the Iowa Racing Commission and us in a separate suit seeking judicial review of the Commission's ruling in November 2010, approving Predecessor's creditors to become owners of Affinity Gaming, LLC prior to our emergence from bankruptcy. We intend to defend this action as well. If CCDC prevails, the amount of our contribution under the operator's contract would increase from 2.5% to 3%.

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

Lakeside Iowa's excursion gambling boat license was approved for renewal at a March 7, 2013 meeting of the Iowa Gaming Commission. This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period. In connection with the 2011 license renewal, the Iowa Gaming Commission required us to (i) appear at the June 2011 Iowa Gaming Commission meeting and present a detailed development plan for a hotel expansion project, which we represented would cost approximately $10.0 million, and (ii) commence construction of the hotel expansion project by October 2011. We met both requirements and completed the hotel expansion during 2012.

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

The Iowa Gaming Commission may revoke a gaming license if the licensee:

•	has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction;

Table of Contents	18

•	has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise;

•	is not the true owner of the enterprise;

•	has failed to disclose ownership of other persons in the enterprise;

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

Colorado

As prescribed by the Colorado Limited Gaming Act of 1991 (the “Colorado Act”), the ownership and operation of limited-stakes gaming facilities in Colorado are subject to the Colorado Gaming Regulations (the “Colorado Regulations”) and final authority of the Colorado Limited Gaming Control Commission (the “Colorado Commission”). The Colorado Act also created

Table of Contents	19

the Colorado Division of Gaming (the “Division of Gaming”) within the Colorado Department of Revenue to license, supervise and enforce the conduct of limited stakes gaming in Colorado.

On October 18, 2012, the Colorado Commission granted Affinity Gaming Black Hawk, LLC, our subsidiary which owns the Black Hawk Casinos (collectively with Affinity Gaming Black Hawk, LLC, the “Colorado Casinos”), retail gaming licenses for the Black Hawk Casinos and a manufacturer/distributor license for the Golden Mardi Gras casino. The licenses will expire two years from their date of issuance, and the Colorado Act requires that applications for renewal be filed with the Commission not less than 120 days prior to their expiration.

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

Pursuant to an amendment to the Colorado Constitution (the “Colorado Amendment”), limited-stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Currently, limited-stakes gaming means a maximum single bet of $100 on slot machines and in the games of blackjack, poker, craps and roulette. Gaming is permitted to be conducted 24 hours each day.

Limited-stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado Amendment restricts limited-stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I and that conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited-stakes gaming. Persons under the age of 21 cannot participate in limited-stakes gaming.

The Colorado Commission has the authority to impose fines, and has broad discretion to issue, condition, suspend for up to six months, revoke, limit or restrict at any time the following licenses: slot machine manufacturer or distributor, operator, retail gaming, support and key employee gaming licenses. The Colorado Commission has delegated authority to the Division of Gaming to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission or the Division of Gaming.

The failure or inability of the Colorado Casinos, or the failure or inability of others associated with the Colorado Casinos, including us, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations. All persons employed by any of the Colorado Casinos, and involved, directly or indirectly, in gaming operations in Colorado are required to obtain a Colorado gaming license, which must be renewed every two years. As a general rule, the Colorado Regulations prohibit any person from having an “ownership interest” in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an ownership interest in a retail gaming licensee for purposes of the multiple license prohibition if any of the following apply:

•	A person has less than a 5% ownership interest in an institutional investor that has an ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

•
A person has a 5% or more ownership interest in an institutional investor, but the institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

•	An institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

Table of Contents	20

•
An institutional investor possesses voting securities in a fiduciary capacity for another person and does not exercise voting control over 5% or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

•
A registered broker or dealer retains possession of voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers and not for its own account, and exercises voting rights for less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

•
A registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and exercises voting rights in less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee;

•
An underwriter is holding securities of a publicly traded licensee or publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days after the beginning of such underwriting if it exercises voting rights of less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

•
A book entry transfer facility holds voting securities for third parties, if it exercises voting rights with respect to less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee; or

•	A person's sole ownership interest is less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. Effective July 1, 2012, the Colorado Commission reinstated the annual tax rates that were in effect prior to July 1, 2011, increasing the rate tiers as follows:

•	0.25% up to and including $2 million of the subject amounts;

•	2.0% on amounts from $2 million to $5 million;

•	9.0% on amounts from $5 million to $8 million;

•	11.0% on amounts from $8 million to $10 million;

•	16.0% on amounts from $10 million to $13 million; and

•	20.0% on amounts over $13 million.

The City of Black Hawk also assesses two monthly device fees that are based on the number of gaming devices operated. Those consist of a $62.50 fee per device and a transportation device fee of $6.42 per device.

The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term “publicly traded corporation” includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of

Table of Contents	21

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

Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as “qualifying persons,” shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

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

Licensees are required to provide information and file periodic reports with the Division of Gaming, including identifying those who have a 5% or greater ownership, financial or equity interest in the licensee, or who have the ability to control the licensee, or who have the ability to exercise significant influence over the licensee, or who loan money or other things of value to a licensee, or who have the right to share in revenues derived from limited gaming, or to whom any interest or share in profits of limited gaming has been pledged as security for a debt or performance of an act. A licensee, and any parent company or subsidiary of a licensee, who has applied to a foreign jurisdiction for licensure or permission to conduct gaming operations,

Table of Contents	22

or who possesses a license to conduct foreign gaming, is required to notify the Division of Gaming. All persons licensed by the Colorado Commission and any associated person of a licensee must report criminal convictions and criminal charges to the Division of Gaming.

The Colorado Commission maintains the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the honesty, integrity, moral character, prior activities, criminal record, reputation, habits and associations of: (1) all persons licensed pursuant to the Colorado Act; (2) all officers, directors and stockholders of a licensed privately held corporation; (3) all officers, directors and stockholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation; (4) all general and limited partners of a licensed partnership; (5) all persons maintaining a position similar to that of an officer, director or stockholder of corporation, e.g., members and managers of a limited liability company; (6) all persons providing financing or loaning money to any licensee in relation to the establishment or operation of limited gaming; (7) all persons having a contract, lease or ongoing financial or business arrangement with any licensee that relates to limited gaming operations, equipment devices or premises; and (8) all persons contracting with or supplying any goods and services to the Colorado Commission or the Division of Gaming.

Under the Colorado Regulations, every person who is a party to a “gaming contract,” as defined below, or a lease with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Division of Gaming, must promptly provide the Colorado Commission or the Division of Gaming all information that may be requested regarding the financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community and all other information that might be relevant to a determination of whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Colorado Commission or the Division of Gaming to require a licensee or applicant to terminate its gaming contract or lease with any person who failed to provide the information requested. In addition, the Colorado Commission or the Division of Gaming may require changes to a gaming contract before an application is approved or participation in the contract is allowed. A “gaming contract” means an agreement in which a person does business with or on the premises of a licensed entity.

The Colorado Commission and the Division of Gaming have interpreted the Colorado Regulations to permit the Colorado Commission to investigate and find suitable persons or entities providing financing to or acquiring securities from us. As previously noted, any person or entity required to file information, be licensed or found suitable would be required to pay the costs thereof as well as the costs of the corresponding investigation. Although the Colorado Regulations do not require prior approval for the execution of credit facilities or issuance of debt securities, the Colorado Commission reserves the right to approve, require changes to or require the termination of any financing, including, but not limited to, situations where a person or entity is required to be found suitable and is not found suitable. In any event, note holders, lenders and others providing financing will not be able to exercise certain rights and remedies without the prior approval of the Colorado Commission or the Division of Gaming. Information regarding lenders and holders of securities will be periodically reported to the Colorado Commission or the Division of Gaming.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by State and local authorities. All persons who directly or indirectly hold a 10% or greater interest in, or 10% or more of the issued and outstanding capital stock of, the Colorado Casinos, through their ownership of us, must file applications and possibly be investigated by the Colorado liquor authorities. The Colorado liquor authorities also may investigate persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees preventing such persons from being a stockholder, director, officer or otherwise interested in certain persons who lend money to liquor licensees and from making loans to other liquor licensees. Persons directly or indirectly interested in any of the Colorado Casinos may be limited with regard to certain other types of liquor licenses in which they may have an interest, and specifically cannot have an interest in a retail liquor license. No person can hold more than three retail gaming tavern liquor licenses. In addition, the remedies of certain lenders may be limited by applicable liquor laws and regulations. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses, which could have a material adverse effect upon our operations of us or the applicable Colorado Casino.

There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application. Each Colorado Casino has been approved for and holds a retail gaming tavern liquor license for its casino, hotel and restaurant operations.

Table of Contents	23

COMPETITIVE STRENGTHS

Diversified Asset Portfolio

As previously noted, after giving effect to the Truckee Disposition, our casino operations consist of 12 casinos, six of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. As of December 31, 2012, the 12 casinos offered approximately 7,513 slot machines and 141 table games in four states.

Stabilized Portfolio

We have worked hard to manage our portfolio through the recent economic downturn, expending great effort to improve efficiency and increase profitability in markets that have experienced stagnant to decreasing total revenue. Expense management has been a significant contributor to our recent performance; however, at the same time, we have also focused on making modest investments in projects with high return-on-investment profiles, to enhance the cash flow to our properties.

STRATEGIC INVESTMENTS

Our key focus remains on improving the operating margins of our existing properties through a combination of top-line revenue growth and disciplined expense management, as shown in the following investments:

Colorado

•	Purchased Golden Gaming properties in Black Hawk, Colorado, which we began operating on November 1, 2012

•	Acquisition further diversifies geographic footprint

•	Commenced return-on-investment projects centered on slots, food and improved property access

Lakeside Iowa Hotel Expansion Project

•
Increased the number of hotel rooms from 60 to 150, and added a two-lane porte-cochère, executive conference space, quick-service restaurant, outdoor entertainment area and indoor pool facility with a lake view

•	Provided incremental gaming and hotel revenue to the property

•	Added Pilot Truck Center and outdoor amphitheater

Rampart Consulting Contract

•	Signed a four-year contract in May 2011 to provide consulting services to Hotspur, the operator of the JW Marriott Resort’s Rampart Casino in Las Vegas

•	Annual consulting fee based on the greater of $2.0 million or 7% of EBITDA of the Rampart Casino

MARGIN-ENHANCEMENT PROGRAMS

Payroll and Related

•	Full time employees are being closely monitored across the enterprise, all unnecessary positions are being eliminated, selected positions are being consolidated and over-time pay is being decreased

•	Management incentive program revamped to include both cash and equity compensation, which ensures alignment of shareholder and management goals

Table of Contents	24

Player Club Reinvestment Savings

•	Improve and implement business intelligence to enhance segment analysis

•	Re-evaluation of direct reinvestments into the player loyalty club to focus promotional spend on areas with the highest returns

Key Cost Controls

•	Cost of sales reduction

•	Energy efficiency projects implemented across the portfolio to reduce energy costs

•	Outsourcing restaurants to strategically branded third parties

High-Level Business Strategy

Our management team has put into place a sound business plan to divest non-core operations and invest in the strengths of the organization. The recent divestitures of the six smaller Nevada casinos and slot route freed up capital and management time to focus on the efficient operation of core assets and profitable growth opportunities. Management is committed to seeking development and expansion opportunities, including entering into new markets, investing in existing operations where it sees opportunities to promote growth, and leveraging its established platform to grow revenue through management and consulting contracts. We will continue to evaluate opportunities to further diversify our portfolio, maximize profits from existing operations, incorporate business intelligence, efficiently allocate capital and strategically hire skilled and experienced individuals for key positions.

Additionally, we have invested in a unified operating strategy, rebranding assets away from the “Terrible’s” trade name and repositioning them back to the name each local community is familiar with, as well as rolling out a singular player’s club with our “A-Play,” one card platform.

RESTRUCTURING TRANSACTIONS

On March 22, 2009, Predecessor filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the Bankruptcy Code to preserve its assets and the value of its estates (Bankruptcy Court case numbers 09-50746-GWZ through 09-50763-GWZ). This filing resulted from Predecessor’s significant leverage, including approximately $1.1 billion of long-term debt; sharply declining gaming and hotel revenue stemming from a severe nationwide recession; significant declines in slot route revenue following the enactment of the Nevada Clean Indoor Air Act (which prohibited smoking in indoor places of employment, including but not limited to bars and taverns that serve food, grocery stores, malls and other retail establishments); and constrained credit markets, particularly with respect to the gaming industry.

From March 22, 2009 through December 31, 2010, Predecessor operated the business and managed the properties as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Order”), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact”) entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the “Bankruptcy Plan”). On February 5, 2010, the Predecessor’s Bankruptcy Plan became effective, but was not fully implemented until December 31, 2010 (the “Emergence Date”) after all requisite regulatory approvals were obtained.

On the Emergence Date, (i) we acquired substantially all of the assets of Predecessor in consideration for $350 million in aggregate principal amount of senior secured loans (the “Senior Secured Loans”) and the issuance to Predecessor of all of our membership interests (the “Common Units”), (ii) Predecessor distributed the Senior Secured Loans and Common Units to the

Table of Contents	25

lenders under HGI’s $860 million senior credit facility (the “HGI Credit Facility”) on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160 million of outstanding principal amount of 8.125% senior subordinated notes (the “8.125% Notes”) and $170 million of outstanding principal amount of 7% senior subordinated notes (the “7% Notes”) were terminated, and (iv) 100% of the existing equity in Predecessor was cancelled (clauses (i) through (iv) referred to herein as the “Restructuring Transactions”). From and after the transfer of Predecessor’s assets to us, we wholly own all of Predecessor’s subsidiaries, except those divested pursuant to the Acquisition and Disposition Transactions and the Truckee Disposition.

REFINANCING TRANSACTIONS

On May 9, 2012, we repaid all of the $342 million of debt then outstanding under the Senior Secured Loans. The funds used to prepay the debt were obtained through, (i) the issuance of $200 million of 9.00% Senior Unsecured Notes due 2018 (”2018 Notes”), (ii) a term loan facility of $200 million (the “Term Loan Facility”), and (iii) a revolving credit facility providing for up to $35 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “New Credit Facilities”), which was undrawn at close.

RECENT EVENTS

On September 7, 2012, we entered into an Asset Purchase Agreement (“Agreement”) with Truckee Gaming, LLC (“Truckee Gaming”) regarding the Truckee Disposition. The transaction closed on February 1, 2013. Truckee Gaming paid a base purchase price of $19.2 million less a $1.7 million credit for deferred maintenance capital plus an adjustment related to EBITDA through the closing date of the transaction of $1.4 million. Truckee Gaming received $2.9 million in cash as part of the assets transferred, which consisted of $2.5 million in cage cash and $0.4 million transferred as a purchase price adjustment. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Based on the preliminary working capital balances as of February 1, 2013, Truckee Gaming received $1 million as a purchase price adjustment. Net of the purchase price adjustments and cash delivered to Truckee Gaming, we received gross proceeds of $17.5 million which were deposited into an account subject to a control agreement to be withdrawn by us, as permitted under the Credit Agreement. We have included the results of operations for the casinos subject to the Truckee Disposition in discontinued operations, and we have reclassified their assets and liabilities as held for sale, for all periods presented.

Our former Chief Operating Officer, Ferenc Szony, submitted his resignation concurrent with the closing of the Truckee Disposition and he became a managing principal at Truckee Gaming. We have entered into an agreement with Mr. Szony under which he will provide services to us in connection with our consulting agreement with Hotspur.

On December 20, 2012, we adopted a shareholders' rights plan, which is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding common stock, by entering into a Rights Agreement, dated December 21, 2012, as amended with the First Amendment to the Rights Agreement, dated as of March 11, 2013 (as amended, supplemented or otherwise modified from time to time, the “Rights Agreement”), with American Stock Transfer & Trust Company, LLC, as rights agent. The Board of Directors implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock held of record as of December 21, 2012, and directing the issuance of one preferred share purchase right with respect to each share of our common stock that shall become outstanding thereafter until the rights become exercisable or they expire as described below. Each right initially entitles holders of our common stock to buy from us one one−thousandth of a share of our Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”) at a price of $45.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights expire on December 21, 2015, unless extended or earlier redeemed. The Rights will generally become exercisable only following the tenth day after a person or group acquires or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such person or group acquiring beneficial ownership of 15% or more of our outstanding common stock. Upon the occurrence of a triggering event, the Rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer. Our Board of Directors, however, has the power to amend the terms of the Rights without the consent of the holders of the Rights so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable.

Table of Contents	26

In addition, if we are acquired in a merger or other business combination transaction, or sell 50% or more of our assets or earnings power then, in lieu of the right to purchase our Preferred Shares, each Right will thereafter generally entitle its holder to receive the number of shares of common stock of the acquiring company using the same formula as for our common stock. The Rights expire on December 21, 2015 unless extended or earlier redeemed or terminated. We believe these features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on the board taking action to prevent the rights from becoming exercisable, as the Rights may cause substantial dilution to a person or group that acquires or seeks to acquire 15% or more of our outstanding common stock.

On March 5, 2013, Z Capital Partners L.L.C. and its affiliates (“Z Capital”), filed a complaint against us and our Board of Directors. The complaint, filed in District Court, Clark County, Nevada, seeks a judgment (i) declaring, among other things that our conversion, on December 20, 2012, from a Nevada limited liability company to a Nevada corporation was ineffective and void ab initio, (ii) declaring that the Rights Agreement, dated December 21, 2012, between Affinity Gaming and American Stock Transfer & Trust Company is void ab initio and unenforceable, and (iii) awarding Z Capital general, special, consequential and punitive damages. We and our Board of Directors believe that the claims brought by Z Capital are without merit and intend to defend against them vigorously.

CORPORATE INFORMATION

Affinity Gaming is a Nevada corporation. Our principal executive offices are located at 3755 Breakthrough Way, Suite 300, Las Vegas, NV 89135 and our telephone number at that address is (702) 341‑2400. Our website is located at http://www.affinitygaming.com.

Table of Contents	27

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR INDEBTEDNESS

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2012, we had approximately $398.5 million of debt outstanding, including approximately $200 million of secured debt outstanding under our New Credit Facilities (excluding undrawn letters of credit and $35 million of additional borrowing capacity).

Our significant amount of debt could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the instruments governing our then outstanding indebtedness;

•
increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings, including those under our New Credit Facilities, are and will continue to be at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures, strategic acquisitions or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, competitive pressures and changes in the business and industry in which we operate;

•	place us at a disadvantage compared to competitors that may have proportionately less debt;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and

•	increase our cost of borrowing.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations, or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt instruments restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them, and any proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

Table of Contents	28

•	the lenders under our New Credit Facilities could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

The agreements and instruments governing our debt contain restrictions and limitations that impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The New Credit Facilities and the indenture governing the 2018 Notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	pay dividends or make certain redemptions, repurchases or distributions (other than customary tax distributions) or make certain other restricted payments or investments;

•	incur or guarantee additional indebtedness or issue certain preferred stock, disqualified stock or create subordinated indebtedness that is not subordinated to the Notes or the guarantees;

•	create liens;

•	transfer and sell assets;

•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with affiliates;

•	make certain investments; and

•	create restrictions on dividends or other payments by our restricted subsidiaries.

In addition the New Credit Facilities contain certain financial covenants, including, a minimum interest coverage ratio covenant, a total leverage ratio covenant, a maximum capital expenditures covenant and a total secured leverage ratio covenant.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors. The terms of any future indebtedness we may incur could include more restrictive covenants. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross default provisions.  For instance, at our upcoming 2013 Annual Meeting of Stockholders, shareholders will vote, among other things, to elect the members of our Board of Directors.  One of our principal shareholders has nominated a slate of directors to stand against the nominees for election proposed by our incumbent Board of Directors.  While we believe that the slate of directors recommended by the current Board will be elected and permitted to continue to pursue long-term value for our shareholders, there is no guaranty that shareholders will decide to elect the nominations of the current Board.  In the event that shareholders decide to elect the slate of directors not recommended by our current Board, then a majority of new directors will be elected to the Board, which will constitute a “Change of Control”, as defined under the agreement governing the New Credit Facilities and be considered an event of default under the New Credit Facilities. A default, if not cured or waived, would permit lenders to accelerate the maturity of the indebtedness under these agreements, terminate any funding commitments to extend future credit, require us to apply all available cash to repay the borrowings, and/or foreclose upon any collateral securing such indebtedness, including pledges of equity interests of entities owning our casino properties, which could result in the lenders owning, and controlling, the equity of certain of our casino properties. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or

Table of Contents	29

strategy. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks described above.

Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture governing the 2018 Notes do not fully prohibit us or our subsidiaries from incurring such additional indebtedness. In addition, the indenture governing the 2018 Notes allows us to issue additional notes under the indenture and will allow us to incur certain other secured indebtedness. Our New Credit Facilities allow for the incurrence of capital lease obligations and purchase money indebtedness for fixed or capital assets in an aggregate amount not to exceed $50 million (with such indebtedness being secured by the assets leased or acquired), and the incurrence of other indebtedness in an amount not to exceed $5 million, of which only $1 million may be secured by a lien on our property or assets. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The state of the financial markets may impact our ability to obtain sufficient financing and credit in the future.

In addition to earnings and cash flows from operations, we may rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. Over the past several years, financial markets and banking systems experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets over the long term. Therefore, we have no assurance that such steps will facilitate us being able to obtain financing or access the capital markets for future debt or refinancing opportunities in a timely manner, or on acceptable terms, or at all. If we are unable to borrow funds, we may be unable to make the capital expenditures necessary for us to compete with other casino operators or take advantage of new business opportunities. As a result, the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.

RISKS RELATED TO OUR BUSINESS

The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

Our casino and casino/hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Because of the bankruptcy, Predecessor had deferred renovations and capital improvements for which we have attempted to compensate. We may also need to make capital expenditures to comply with applicable laws and regulations.

Renovations and other capital improvements of the casino properties require significant capital expenditures. In addition, renovations and capital improvements of the casino properties usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able obtain such financing on favorable terms. Our failure to renovate our casino properties may put us at a competitive disadvantage.

Our operations may be adversely impacted by increases in energy prices.

The casino properties use significant amounts of electricity, natural gas and other forms of energy. While no energy shortages have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States

Table of Contents	30

in general, and in Southern and Northern California, Southern and Northern Nevada, Colorado, South Central Iowa and Northeast and Northwest Missouri in particular, may negatively affect our operating results. In addition, further energy price increases in such areas could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our slot route and casino operations, which could negatively impact revenue.

Any increase in the price of gasoline may have an adverse impact on the results of our operations.

Most of our customers drive themselves to our properties; therefore, an increase in gasoline prices may adversely impact on our operations as it would increase the cost incurred by our customers to drive to our properties. After rising beginning in the fourth quarter of 2010 through much of 2012, gasoline prices briefly declined before once again starting to rise in early 2013. We cannot assure you that gasoline prices will hold steady or decline, and continued increases may adversely affect our customers’ discretionary income and, ultimately, our revenue.

There may not be a viable public market for our common stock.

On December 31, 2010, we issued 20,000,001 Common Units to eligible debt holders as part of the Restructuring Transactions. On December 20, 2012, pursuant to the Conversion, we converted from a Nevada limited liability company into a Nevada corporation. As a result, among other things, all of the outstanding membership interests of Affinity Gaming, LLC held by its members were converted into common shares of Affinity Gaming on a one-to-one basis. Through April 1, 2013, we have issued 268,339 shares of restricted stock and 530,803 stock options in connection with the Affinity Gaming 2011 Long-Term Incentive Plan (the “2011 LTIP”) to certain company directors, officers and members of management.

No established public trading market currently exists for our common stock, and aside from the Registration Rights Agreement described below, we have no plans, proposals, arrangements or understandings with any person with regard to developing such a market for our common stock.

On February 7, 2012, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with SPH Investment, LLC (“SPH”), in connection with the Conversion. Pursuant to the Registration Rights Agreement, among other things, we granted SPH and its transferees certain demand and piggyback registration rights relating to the resale of equity securities held by SPH and the right to demand the listing of any such securities on the NADSAQ Stock Market or the New York Stock Exchange within 365 days after receipt of the applicable listing demand notice. On October 1, 2012, we received a listing demand notice from SPH pursuant to section 4.2 of the Registration Rights Agreement requiring us to use our reasonable best efforts to consummate the listing of our equity securities on the NASDAQ Stock Market. However, given that our common stock is held of record, or beneficially, in the hands of a limited number of holders, we do not anticipate that we will be successful in having our common stock listed on the NASDAQ Stock Market.

Issuance of equity interests to our executive officers and directors will dilute our equity holders.

On December 31, 2010, our Board of Directors reserved 5% of our Common Units, on a fully diluted basis, for issuance as grants of equity, restricted equity, options, or similar equity awards in connection with a management and director equity incentive program. The Compensation Committee approved, and we adopted, the 2011 LTIP on March 30, 2011. On December 20, 2012, pursuant to the Conversion, we converted from a Nevada limited liability company into a Nevada corporation. As a result, among other things, all of the outstanding membership interests of Affinity Gaming, LLC held by its members were converted into common shares of Affinity Gaming on a one-to-one basis. The issuance of shares of reserved common stock or of shares of common stock underlying exercised options will dilute the percentage ownership of any holders of shares of our common stock. At April 1, 2013, 268,339 shares of restricted common stock and options to purchase 530,803 shares of our common stock remain outstanding under the 2011 LTIP.

We may be subject to litigation which, if adversely determined, could expose us to significant liabilities, damage our reputation and result in substantial losses.

During the ordinary course of operating our businesses, we will occasionally be subject to various litigation claims and legal disputes. Without limitation, such claims and legal disputes may include contract, lease, employment and regulatory claims, as well as claims made by visitors to our properties. Certain litigation claims may not be covered entirely or at all by

Table of Contents	31

our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention.

We evaluate all litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or discloses the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by its current assessments and estimates. As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

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

Companies, businesses or operations acquired or joint ventures created may not be profitable, may not achieve revenue levels and profitability that justify the investments made or carry other risks associated with such transactions. For example, in connection with our acquisition of the land and buildings of the three Black Hawk Casinos, we simultaneously leased the casinos back to Golden Gaming through October 31, 2012, earning lease revenue while we waited for approval of our Colorado gaming licenses. We began operating the Black Hawk Casinos on November 1, 2012, after obtaining our Colorado gaming licenses.

Future acquisitions could result in the incurrence of indebtedness, the assumption of contingent liabilities, material expense related to certain intangible assets and increased operating expense, which could adversely affect our results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect our operating results.

We may also decide to divest certain assets, businesses or brands that do not meet our strategic objectives or growth targets, such as with the Truckee Disposition, which closed on February 1, 2013. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability, either as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability subsequent to any divestiture. We may also be required to recognize impairment charges as the result of a divesture.

Any potential future acquisitions, new ventures or divestitures may divert the attention of management and may divert resources from matters that are core or critical to the business.

Table of Contents	32

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

On February 27, 2012, we sold our casino in Searchlight, Nevada, and the portion of our slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC, a Las Vegas based slot route operator. On February 29, 2012, we sold the remainder of our slot route operations, as well as our two Pahrump, Nevada casinos, to Golden Gaming, LLC (formerly known as Golden Gaming, Inc), a Las Vegas based casino, tavern and slot route operator. In addition, as part of the transaction with Golden Gaming, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado. On February 1, 2013, we completed the sale of the Sands Regency, Gold Ranch and the Dayton Casino to Truckee Gaming. In connection with the applicable acquisition and sale agreements, we, Golden Gaming and Truckee Gaming agreed to retain responsibility for and indemnify the purchasing party against damages resulting from certain third party claims or other liabilities, such as workers’ compensation liabilities and certain environmental liabilities. Our indemnification obligations with respect to breaches of our representations and warranties in the agreements related to the sale of our slot route and Pahrump, Nevada casinos and our Sands Regency, Gold Ranch and Dayton Casino will, in each case, terminate upon expiration of the applicable indemnification period, are generally subject to deductible amounts and will not cover damages in excess of applicable coverage limits. The indemnification obligations of Golden Gaming with respect to breaches of its representations and warranties in the agreement related to the sale of its Black Hawk, Colorado casinos will terminate upon expiration of the applicable indemnification period, are also generally subject to deductible amounts and will not cover damages in excess of applicable coverage limits. If claimants successfully assert, either before or after the expiration of the applicable indemnification period, that we are liable for claims and/or retained liabilities that arise under the relevant acquisition and sale agreements, or if Golden Gaming or Truckee Gaming fails to satisfy their indemnification obligations to us with respect to claims and/or retained liabilities covered by the relevant acquisition agreements, it could have an adverse effect on our results of operations and financial position.

Several provisions of Nevada corporate law, our articles of incorporation, our bylaws and our shareholder rights plan could discourage, delay or prevent a merger or acquisition, even in situations that may be viewed as desirable by our shareholders.

The Nevada Revised Statutes, our articles of incorporation and our bylaws contain provisions which may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions include (i) authorizing our Board of Directors to issue "blank check" preferred stock having superior rights without shareholder approval, (ii) advance notice requirements for shareholder proposals and nominations, (iii) limitations on the ability of shareholders to amend, alter or repeal our bylaws, (iv) prohibiting us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder

Table of Contents	33

unless certain requirements are met, and (v) requiring disinterested stockholder approval for certain “controlling interest” acquisitions."

We also adopted a shareholders' rights plan, which is intended to better enable our Board of Directors to obtain the best possible outcome for our shareholders in the event of an unsolicited offer to acquire our outstanding common stock, by entering into the Rights Agreement. The Board of Directors implemented the rights plan by declaring a dividend of one preferred share purchase right for each outstanding share of our common stock held of record as of December 21, 2012, and directing the issuance of one preferred share purchase right with respect to each share of our common stock that shall become outstanding thereafter until the rights become exercisable or they expire. Each right initially entitles holders of our common stock to buy from us one one-thousandth of a share of our Series A Preferred Stock, par value $0.001 per share at a price of $45.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights expire on December 21, 2015, unless extended or earlier redeemed. The Rights will generally become exercisable only following the tenth day after a person or group acquires or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such person or group acquiring beneficial ownership of 15% or more of our outstanding common stock. Upon the occurrence of a triggering event, the Rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer. The noted provisions of the Nevada Revised Statutes, our articles of incorporation and our bylaws, as well as provisions in the shareholder rights plan, may discourage, delay or prevent an attempt by a third party to acquire control of our company, even in situations that may be viewed favorably by shareholders.

Our future financial results will be affected by the adoption of fresh start reporting and may not reflect historical trends.

We were formed pursuant to the Bankruptcy Plan to acquire substantially all of the assets of Predecessor. The Restructuring Transactions, which were consummated on December 31, 2010, resulted in us becoming a new reporting entity and adopting fresh-start accounting. As required by fresh-start accounting, we caused Predecessor's assets and liabilities to be adjusted to measured value, and we recognized certain assets and liabilities not previously recognized in Predecessor's financial statements. Accordingly, our financial condition and results of operations from and after January 1, 2011 may not be comparable to the financial condition and results of operations reflected in Predecessor's historical consolidated financial statements, including those presented herein.

The bankruptcy filing has had a negative impact on Predecessor's image which may negatively impact our business going forward.

As a result of the Chapter 11 cases, Predecessor was the subject of negative publicity which has had an impact on its image and the images of the operations we acquired. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could materially adversely affect our business, financial condition and results of operations.

Our operations, and the gaming industry as a whole, have been adversely affected by the recession. Our gaming operations and casinos may be further adversely impacted if general economic conditions do not improve, which could lead to an adverse impact on our operations.

The results of operations of Predecessor's slot route and casino businesses were negatively impacted by the global financial recession, subprime mortgage crisis, volatile gasoline and energy prices, high unemployment and the general economic downturn, including a decrease in consumer confidence levels and the recent income and payroll tax increases. The gaming industry as a whole is currently experiencing reduced demand. The demand for gaming is highly sensitive to consumers' disposable incomes, and a general decline in economic conditions, including businesses downsizing their workforces for various reasons including the recent repeal of the payroll tax reduction, may lead to our potential customers having less discretionary income with which to wager. Many of our customers have also experienced significant reductions in their savings as a result of recent investment losses. The State of Nevada, one of our primary markets, has experienced a significant economic downturn. According to the U.S. Bureau of Labor Statistics, Nevada again had the highest unemployment rate in the country in 2012 at 11.1%, compared to the national average of 8.1%. In addition, according to a report published by Realtytrac, Nevada ranked at number two in foreclosure rates in the country for 2012. These developments have led, and are likely to continue to lead, to a reduction in the revenue and have materially adversely affected the operating results of Predecessor and

Table of Contents	34

our company. An extended period of reduced discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset a decrease in revenue.

A write-off of all or a part of our identifiable intangible assets or goodwill would hurt our operating results and reduce our net worth.

Under generally accepted accounting principles, we review our identifiable intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other identifiable intangible assets may not be recoverable, include a sustained decline in the value of shares of our common stock, reduced future cash flow estimates, a disposal of a portion of our business and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other identifiable intangible assets is determined, negatively impacting our results of operations and stockholders’ equity.

As of December 31, 2012, we had approximately $131.9 million of total identifiable intangible assets, as well as $68.5 million of goodwill, which represented approximately 11% of our total assets. Intangible assets such as customer loyalty programs and the “Terrible’s” trade name that have a definite life are amortized based on estimated useful lives. Identifiable intangible assets that have an indefinite useful life, including gaming license rights in jurisdictions where a limited number of licenses are issued and local trade names, are not amortized. As of December 31, 2012, definite-lived intangible assets totaled $12.1 million, primarily comprised of customer loyalty programs, and indefinite-lived intangible assets totaled $119.9 million.

Because valuation methodologies used in impairment testing include forecast information and assumptions about future performance, the likelihood and severity of an impairment charge increases during periods of market volatility, such as the one that recently occurred as a result of the general weakening of the global economy. If we are unable to retain our existing customers, or if average customer spending or customer traffic decreases, we may incur future impairment charges.

Because the carrying values of the net assets of the properties we sold to Truckee Gaming exceeded the net proceeds we received, we determined that the goodwill on the books of those properties had become impaired. The impairment testing we performed resulted in us recording a $0.9 million impairment of goodwill. Our routine annual testing of our intangible assets and goodwill did not result in any impairment charges during 2012. In the event we identify an impairment of indefinite lived intangible assets or goodwill, we would record a charge to earnings. Although it does not affect our cash flow, a write-off in future periods of all or a part of these assets would adversely affect our business, financial condition and results of operations.

We face intense competition from other gaming operations and Internet gaming, and may experience a loss of market share.

The gaming industry is highly competitive. We compete for gaming customers with other locals-oriented casino-hotels, other casinos located in the vicinity of these properties, as well as competition from new forms of gaming that exist or may be legalized in the future, including Internet gaming. Our casino operations face competitors that include land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations, and racing and pari-mutuel operations.

Southern California provides the largest number of customers for the Primm Casinos, including a large number of customers who drive to Las Vegas from the San Bernardino and Barstow metropolitan areas. The expansion of Native American casinos in California, Oregon and Washington continues to have an impact on casino revenue in Nevada in general, and such impact may be significant on the markets in which the Rail City and the Primm Casinos operate.

If our competitors operate more successfully, if their existing properties are enhanced or expanded, or if additional competitors are established in and around the locations in which we conduct business, we may lose market share. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a material adverse effect on our business, financial condition and results of operations.

Additionally, as a result of the United States Justice Department's December 2011 opinion concerning the applicability of the Wire Act to Internet gaming, certain states, including Nevada, have moved forward with legislation to authorize various forms of intrastate Internet gaming. Notably, in February 2013 Nevada amended its Internet gaming law to permit Nevada licensed Internet providers to commence Internet poker and to allow the state to enter into agreements with other states to create

Table of Contents	35

multi-state poker wagering. Many of our competitors in the Nevada market have greater financial resources than we do and have already applied for, or been approved for, interactive gaming licenses in Nevada to provide online poker services. Our ability to compete in a marketplace containing multiple virtual casino platforms will depend on our ability to effectively market future Internet gaming products to our customers in face of stiff competition as well as the availability of Internet gaming in jurisdictions in which we operate casinos. We may not have the expertise or the financial resources that our competitors have with regard to interactive gaming via the Internet. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas as well as the threat from new, emerging markets. With Internet gaming, our land based casinos will also potentially be competing in virtual markets that may not be constrained by geographical limitations. Increases in the popularity of, and competition from, interactive gaming services could negatively impact our results of operations and financial condition.

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

Our success is substantially dependent upon the efforts and skills of our senior executives, David D. Ross, our Chief Executive Officer; Donna Lehmann, our Senior Vice President, Chief Financial Officer and Treasurer; and Marc. H. Rubinstein, our Senior Vice President, General Counsel and Secretary. We have entered into employment agreements with Mr. Ross and Ms. Lehmann through December 2013 and Mr. Rubinstein through mid-February 2014.

The loss of the services rendered by any of these senior executives could adversely affect our operations. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the security of confidential customer information, including credit card data, we could be exposed to data loss, litigation and liability and our reputation could be significantly harmed.

We rely on information technology and other systems to maintain and transmit personal customer information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. In connection with credit card sales, we transmit confidential credit card information securely over public networks and store it in our data warehouse. Third parties may have the opportunity, technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations, and any resulting negative publicity could significantly harm our reputation.

We face extensive regulation from gaming and other government authorities.

As owners and operators of gaming facilities, we are subject to extensive state and local regulations in Nevada, Iowa and Missouri and Colorado. Certain approvals from gaming authorities must be obtained before we can take certain actions with respect to our properties in these jurisdictions. In addition, the Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission require us and our subsidiaries to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to hold gaming licenses. Such state and local government authorities may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency. They may also levy substantial fines against us or

Table of Contents	36

our subsidiaries or the entities or individuals involved in violating any gaming laws or regulations. The violation of any such state and local regulations could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, Lakeside Iowa's excursion gambling boat license was approved for renewal at a March 7, 2013 meeting of the Iowa Racing and Gaming Commission. This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period. The Class A and Class B licenses in Missouri were renewed for a four-year term in January 2013. The Black Hawk Casinos were granted retail operator's licenses in October 2013 for two-year terms.

Any future public offering of debt or equity securities by us will require review of and prior approval by the Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission. The Missouri Gaming Commission also requires notice of the intended incurrence of any private debt exceeding $1 million and reserves the right to elect to have prior review and approval.

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

Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability. Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity’s securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

•	pays that person any dividend or interest upon the securities;

•	allows that person to exercise, directly or indirectly, any voting ownership right conferred through securities held by that person;

Table of Contents	37

•	pays remuneration in any form to that person for services rendered or otherwise; or

•
fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities including, if necessary, the immediate purchase of such securities for the lesser of fair value at the time of repurchase or fair value at the time of acquisition by the unsuitable holder.

In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities. In addition, the Articles of Incorporation of Affinity Gaming provide that we may redeem our stock from an Unsuitable Person (as such term is defined in the Articles of Incorporation).

The approval of the Nevada Gaming Commission, Iowa Racing and Gaming Commission, Missouri Gaming Commission and Colorado Limited Gaming Control Commission is required for change of control transactions and certain acquisitions of equity interests in the Company.

Changes in the control of the Company through merger, consolidation, equity or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control, may not occur without the approval of the Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission. The Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission may also require the equity holders, officers, directors and other persons having a material relationship or involvement with the entity acquiring control to be investigated and licensed as part of the approval process relating to the transaction.

Under Nevada law, any person who acquires more than 5% of our voting securities will be required to report such acquisition to the Nevada Gaming Commission. Any beneficial owner of more than 10% of our voting securities will be required to apply to the Nevada Gaming Commission for a finding of suitability. Under certain circumstances, an “institutional investor” as defined under the regulations of the Nevada Gaming Commission, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings or stock repurchase programs under the Nevada Act), may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Gaming Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting the investigation.

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

Under Missouri law, institutional and passive investors that do not take an active role in management and own less than a 20% ownership interest and more than a 5% ownership interest in the Company may either file for a key person license or seek a waiver of licensure. However, a passive investor owning more than a 5% ownership interest in the Company that desires to take an active role in the management or operations of the Company, or any investor that owns more than a 20% ownership interest in the Company, will be required to file an application for key person licensure. In addition, any investor wishing to acquire more than a 25% ownership interest in the Company will be required to apply for approval of the acquisition as a change in control; failure to obtain such approval before a change in control may result in immediate and automatic loss of the license to conduct gaming. If the investor is not found suitable, the investor will be required to divest its interest in the

Table of Contents	38

Company. In addition, we will be required to provide the Missouri Gaming Commission with prior notice if we intend to transfer, issue, grant a security interest in, or pledge 5% or more of our equity.

Under Iowa law, any person who intends to acquire 5% or more of the equity securities of a licensed entity must, prior to such acquisition, obtain approval from the Iowa Racing and Gaming Commission. As a matter of policy, the Iowa Racing and Gaming Commission has granted institutional investor waivers.

Under Colorado law, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as “qualifying persons,” shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

A qualifying person who is an institutional investor under Rule 4.5 and who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

Such requirement to be found suitable to hold our voting securities may discourage or delay trading of our securities and, in particular, change of control transactions.

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

•
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenue, providing reliable record keeping and requiring the filing of periodic reports;

•	the prevention of cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

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

Table of Contents	39

Changes to applicable tax laws could have a material adverse effect on our financial condition.

We expect to pay substantial taxes and fees in connection with our operations as a gaming company. From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of those laws affecting the gaming industry. For example, in 2011, legislation was introduced in Iowa to increase the gross gaming revenue tax in that state from 22% to 36%. In 2012, the Colorado Limited Gaming Control Commission voted to reduce the gross gaming revenue tax in that state from 20% to 19%, causing the Governor of Colorado to replace the commissioners; the replacement commissioners reinstated the tax at 20%. In 2013, Nevada voters will be asked to vote on a referendum to raise the highest incremental gross gaming revenue tax rate from 7% to 9%. It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws. If adopted, changes to applicable tax laws could have a material adverse effect on our business, financial condition and results of operations. Due to the continued pressures on the state legislatures to address shortfalls in their budgets associated with the current recession, there may be more support to look to increased taxation which could affect all of our gaming properties. Any increase in taxes would have a material adverse effect on our business, financial condition and results of operations.

Environmental legislations or regulations, if enacted, could lead to an adverse impact on our results of operations and financial condition if such legislations or regulations result in a smaller drive-in tourist market.

Global climate change issues have received an increased focus on the federal and state government levels, which could potentially lead to additional environmental rules and regulations that impact how our drive-in tourist market is able to come to our facilities. The ultimate impact on our business would be dependent upon the specific rules and regulations adopted and we cannot predict the effects of any such legislation at this time. However, if such legislations or regulations result in increased costs to motor vehicle drivers, then we may as a result see fewer drive-in tourists, which could adversely impact our operations and financial condition.

The business of the Primm Casinos may be adversely impacted if their use of water exceeds allowances permitted by federal and local governmental agencies or if such governmental agencies impose additional requirements in connection with such use of water, which in each case could lead to an adverse impact on our operations and financial condition.

The Primm Casinos are not served by a municipal water system. As a result, the water supply of such casinos is dependent on rights they have been granted to water in various wells located on federal land in the vicinity of the Primm Casinos and permits that allow the delivery of water to the Primm Casinos. These permits and rights are subject to the jurisdiction and ongoing regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California and local governments. While we believe that adequate water for the Primm Casinos is available, the future water needs of the Primm Casinos may exceed the permitted allowance. In such an event, future requests for additional water may not be approved or may be approved with terms or conditions that are more onerous. Any such denial or any such additional terms and conditions may have a material adverse effect on the results of operations of the Primm Casinos, thereby adversely affecting our results of operations and financial condition.

Compliance with environmental laws and other government regulations could impose material costs.

We are subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. For example, we are currently building a new travel center in Primm, Nevada. In connection with the construction, we have encountered, on multiple occasions, contaminated soil requiring remediation. Much of the contamination resulted from a gas station operated more than 30 years ago, and from abandoned underground fuel lines. From the first discovery of the contamination in September 2011 through December 31, 2012, we have spent approximately $3.2 million on remediation work, and we estimate that such amount could increase to approximately $4 million. The amounts spent on remediation are incremental to our planned expenditures on the project. We cannot provide assurance that we have accurately estimated or identified the scope of the issue or the impact that this remediation will have on our capital expenditures, earnings or

Table of Contents	40

competitive position as we complete the project. Although we maintain $5 million of pollution insurance coverage, and have submitted an insurance claim for most of the costs of the remediation, the potential liability related thereto has been challenged by the insurer as excessive and may ultimately exceed the amount of our insurance coverage under the terms of the policy, which could have a material adverse effect on our business, financial condition and results of operations.

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

Adverse winter weather conditions, particularly snowfall, can deter customers of Rail City, the Midwest casinos and Colorado casinos from traveling or make it difficult for them to frequent our facilities. If these locations were to experience prolonged adverse winter weather conditions, the results of operations and financial condition of these casinos could also be materially adversely affected, thereby adversely affecting our overall results of operations and financial condition. Although our facilities experienced mild weather conditions for most of 2012, the Midwest casinos experienced severe weather conditions in the first quarters of 2010 and 2011, and the St. Joseph, Missouri casino experienced a flood in the third quarter of 2011, all of which negatively impacted the results of operations at those facilities.

Riverboats and dockside facilities are subject to risks relating to weather and must comply with applicable regulations.

We own and operate riverboat and dockside casino facilities, which are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, extended or extraordinary maintenance, flood or other severe weather. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations. The riverboats are subject to inspection every year and were inspected in December 2012 in Missouri. Our only vessel is the boat located in Lakeside, Iowa, and this boat had its turbines removed in late 2008, as riverboats in Iowa are no longer required to cruise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal properties consist of the following:

NEVADA

Corporate Office

We lease our corporate office space from an unrelated third party. The five-year lease commenced on May 1, 2012.

Table of Contents	41

Terrible's

We own the ten-acre site in Las Vegas on which Terrible's Las Vegas is located.

Henderson Casino

We lease the land and building on which the Henderson Casino is located from an unrelated third party. The lease ends on February 9, 2014, with options to renew the lease for five additional successive terms of ten years each. We own a 0.8-acre lot adjacent to the Henderson Casino that we are holding for possible future development, and which houses a cell tower owned by a third party, for which we receive rent.

Rail City

We own the land and building on which Rail City is located in Sparks, Nevada. The Rail City Casino is approximately 7.5 acres.

Buffalo Bill's, Whiskey Pete's and Primm Valley

We lease approximately 170 acres of land on which Buffalo Bill's, Whiskey Pete's and Primm Valley are located in Primm, Nevada. The lease ends on June 30, 2043, with an option to renew the lease for one additional 25-year term. An independent third party leases and manages two 18-hole Tom Fazio golf courses with a full-service restaurant and club house adjacent to our properties.

MIDWEST

St Jo

We own a total of 72 acres of land in St. Joseph, Missouri. We also own the building and improvements on the developed portion of this land where certain facilities of St Jo are located.

Mark Twain

We own a total of 122 acres of land in LaGrange, Missouri. We also own the building and improvements on the developed portion of this land where certain facilities of Mark Twain are located.

Lakeside Iowa

We own a total of 121 acres of land in Osceola, Iowa, which includes the land on which certain facilities of Lakeside Iowa are located, including the hotel, convention facilities, RV park and convenience store. We lease the use of West Lake and certain real estate surrounding West Lake from the City of Osceola, Iowa. This lease expires on May 19, 2014. We have an option to extend this lease for seven additional successive terms of five years each. We lease 11 acres of the land we own, adjacent to our facility to Pilot for operation of a Pilot/Flying J truck stop and gas station.

COLORADO

Golden Mardi Gras, Golden Gates and Golden Gulch Casinos

On February 29, 2012, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado. The Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino are located in close proximity to one another and occupy a total of 1.5 acres. We also own 1.9 acres of land adjacent to the properties which contain a parking structure and surface parking lot.

Table of Contents	42

ITEM 3.	LEGAL PROCEEDINGS

On March 5, 2013, Z Capital Partners, L.L.C. and certain of its affiliates, individually as well as derivatively on behalf of Affinity Gaming, filed a complaint (the “Complaint”) against us as a nominal party and our directors as defendants in the District Court, Clark County, Nevada, seeking (A) a judgment declaring, among other things: (i) that the conversion of Affinity Gaming, LLC from a Nevada limited liability company into a Nevada corporation (the “Corporate Conversion”) was ineffective and void ab initio and that Affinity Gaming, LLC remains in existence as a Nevada limited liability company governed by its Operating Agreement dated as of December 31, 2010 (the “Operating Agreement”); or in the alternative (ii) striking and invalidating, and enjoining the recognition or enforcement of the agreements and governing documents purportedly entered into in connection with the Corporate Conversion, and reforming them to comply with the requirements of the Operating Agreement; and (iii) enjoining defendants from taking any action inconsistent with the Operating Agreement and refusing to take any action required by the Operating Agreement; and (iv) that the Rights Agreement, dated effective December 21, 2012, between Affinity Gaming and American Stock Transfer & Trust Company, LLC, as Rights Agent is void ab initio and unenforceable, as well as (B) related general, special, consequential and punitive damages. Based on our preliminary review of the complaint, we and our Board of Directors believe that the claims brought by Z Capital are without merit and we intend to defend against them vigorously.

In March 2012, CCDC initiated legal proceedings against us, Lakeside Iowa and the Iowa Racing Commission. CCDC has sought a declaratory judgment ruling that the operator's contract is non-assignable. We intend to contest CCDC's position even though there are no present plans to seek to assign the agreement. That case is in discovery and a trial date has not been set. CCDC has also named both the Iowa Racing Commission and us in a separate suit seeking judicial review of the Commission's ruling in November 2010, approving Predecessor's creditors to become owners of Affinity Gaming, LLC prior to our emergence from bankruptcy. A hearing on the petition for judicial review is scheduled for early April 2013. If CCDC prevails, the amount of our contribution under the operator's contract would increase from 2.5% to 3%.

On February 17, 2006, the District Court, Clark County, Nevada entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury delivered its verdict in connection with an action brought by the family of an individual who alleged that Predecessor negligently supervised an employee.  The trial judge reduced the punitive damage award to $4.1 million in a post-trial ruling. Predecessor’s insurer paid the compensatory damages award, and interest began accruing on the punitive damages award, as we filed multiple appeals.  On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admitting to fault, we agreed to a punitive damage award of $4.0 million inclusive of all accrued interest, and we agreed to pay it on behalf of our subsidiary E-T-T, LLC (which we had converted from E-T-T, Inc. and which we had acquired in connection with the Bankruptcy Plan).  In connection with the settlement, Predecessor’s insurance carrier agreed to reimburse us $0.5 million. We paid the $4.0 million settlement amount on February 24, 2012 with unrestricted cash and received the insurance reimbursement on April 27, 2012. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash was released to us in the second quarter of 2012 in connection with the settlement.

Our subsidiary, The Primadonna Company, LLC, was party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee. The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement. On March 10, 2009, the arbitrator awarded the former employee $1.3 million. in compensatory damages, plus statutory interest and attorney’s fees. We appealed the arbitration award to the Clark County District Court which, on April 21, 2010, issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanded the matter back to arbitration. On November 11, 2011, the arbitrator confirmed the award which, including statutory interest and attorneys fees through the date of arbitration, totaled $1.9 million. We had fully reserved for this amount and entered into a settlement agreement with the former employee, pursuant to which we made a full and final payment totaling $1.8 million in May 2012.

Predecessor and certain of its subsidiaries filed the Chapter 11 Cases in the Bankruptcy Court. Predecessor and certain of its subsidiaries filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered. The information set forth under “Business-Emergence from Chapter 11 Reorganization” beginning on page 3 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.

We are party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions we filed. We believe that our defenses are substantial in each of these matters and

Table of Contents	43

that we can successfully defend our legal position without material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	44

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our outstanding common stock is privately held. No established public trading market exists for our common stock, and we have no plans, proposals, arrangements or understandings with any person with regard to developing such a market for our common stock.

At December 31, 2012, 530,803 shares of our common stock were subject to options related to our share-based compensation plan. Each option is convertible into one share of our common stock upon exercise, and the holder could sell each such share of common stock pursuant to Rule 144 of the Securities Act of 1933.

HOLDERS OF COMMON STOCK

We had approximately 57 holders of record of our common stock as of April 1, 2013.

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

Restrictions imposed by our debt instruments significantly restrict us from making dividends or distributions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2012
The following table presents certain information as of December 31, 2012 regarding the Affinity Gaming 2011 Long Term Incentive Plan (“2011 LTIP”). Our shareholders authorized our Board to design a plan under which the Board can issue equity awards collectively representing as many as 1,000,000 shares of our common stock to our officers, directors, employees and consultants. The Board approved such a plan, our 2011 LTIP, in March 2011. On December 20, 2012, pursuant to the Conversion, we converted from a Nevada limited liability company into a Nevada corporation. As a result, among other things, all of the outstanding membership interests of Affinity Gaming, LLC held by its members were converted into common shares of Affinity Gaming on a one-to-one basis. As of December 31, 2012, the Board had only issued stock options and restricted stock shares under our 2011 LTIP.

Plan category	Restricted Stock Shares Awarded and Outstanding	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under 2011 LTIP
Approved by security holders	257,625	530,803	$10.06	211,572
Not approved by security holders	—	—	$—	—

As of December 31, 2012, 283,060 options and 155,493 restricted shares had vested.

Table of Contents	45

ISSUER SALES OF EQUITY SECURITIES

During 2012, there were no unregistered sales of equity securities of the registrant and there were no shares that may yet be purchased under any repurchase plan or programs.

ISSUER PURCHASES OF EQUITY SECURITIES

We neither purchased any shares of our common stock during the fourth quarter nor have we made any plans or established any programs to purchase any shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth a summary of our selected consolidated historical financial data from continuing operations as of and for the periods presented (in thousands). We derived the summary historical financial consolidated balance sheet data as of December 31, 2012 and 2011 for the Successor, and the summary historical consolidated data for results of operations for the years ended December 31, 2012 and 2011 (Successor) and December 31, 2010 (Predecessor), from the audited consolidated financial statements included elsewhere in this 2012 Form 10-K. We derived the summary historical consolidated financial and other data as of December 31, 2010 (Successor), 2009 (Predecessor) and 2008 (Predecessor), and for Predecessor’s years ended December 31, 2009 and 2008, from audited consolidated financial statements not included in this 2012 Form 10-K.

You should read this information together with the information included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes included elsewhere in this 2012 Form 10-K. For a discussion of matters affecting comparability of our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability of Results.”

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010	2009	2008
Net revenue	$403,176	$378,587	$380,392	$395,458	$444,834
Income (loss) from continuing operations	$4,634	$7,872	$419,185	$(52,173)	$(146,823)

	Successor			Predecessor
	December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$126,873	$45,956	$59,781	$76,084	$55,363
Total assets	651,922	603,740	589,237	884,002	934,248
Total debt	396,716	348,400	350,000	1,158,846	1,176,330
Stockholders’ equity (deficit)	$207,130	$206,235	$198,033	$(388,245)	$(328,155)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table of Contents	46

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

We have revised certain amounts for the years ended December 31, 2011 and 2010 from the amounts previously reported in our 2011 Annual Report on Form 10-K. We corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The correction reduced previously reported casino revenue by $5.4 million in 2011 and $5.8 million in 2010, and it reduced previously reported promotional allowances by an equal amount in the respective years. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements, and we have revised all affected periods. The errors did not affect net revenues, operating income or cash flows for any period. Refer to Note 19 in the Notes to Consolidated Financial Statements for further details. The following discussion and analysis is based on the revised financial results for the years ended December 31, 2011 and 2010.

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, we are a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, and Iowa. Additionally, on February 29, 2012, in connection with the Black Hawk Agreement, we acquired the land and buildings of three casinos in Black Hawk, Colorado which we leased to the previous owners until we obtained our Colorado gaming licenses on October 18, 2012. On November 1, 2012, we began operating the casinos in Black Hawk. We recorded $6.5 million in lease revenue from Golden Gaming during the lease period.

As of December 31, 2012, after giving effect to the Truckee Disposition, our continuing casino operations included the following wholly-owned casinos (by segment):

Nevada
Terrible’s Hotel & Casino	Las Vegas, NV	(“Terrible’s Las Vegas”)
Town Casino & Bowl	Henderson, NV	(“Henderson Casino”)
Primm Valley Casino, Resort & Spa	Primm, NV	(“Primm Valley”)
Buffalo Bill’s Resort & Casino	Primm, NV	(“Buffalo Bill’s”)
Whiskey Pete’s Hotel & Casino	Primm, NV	(“Whiskey Pete’s”)
Rail City Casino	Sparks, NV	(“Rail City”)

Midwest
St Jo Frontier Casino	St. Joseph, MO	(“St Jo”)
Mark Twain Casino	La Grange, MO	(“Mark Twain”)
Lakeside Casino Resort	Osceola, IA	(“Lakeside Iowa”)

Colorado
Golden Mardi Gras Casino	Black Hawk, CO	(“Golden Mardi Gras”)
Golden Gulch Casino	Black Hawk, CO	(“Golden Gulch”)
Golden Gate Casino	Black Hawk, CO	(“Golden Gate”)

On September 7, 2012, we entered into an Asset Purchase Agreement (“Agreement”) with Truckee Gaming regarding the Truckee Disposition. The transaction closed on February 1, 2013. Truckee Gaming paid a base purchase price of $19.2 million less a $1.7 million credit for deferred maintenance capital plus an adjustment related to EBITDA through the closing date of the transaction of $1.4 million. Truckee Gaming received $2.9 million in cash as part of the assets transferred, which consisted of

Table of Contents	47

$2.5 million in cage cash and $0.4 million transferred as a purchase price adjustment. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Based on the preliminary working capital balances as of February 1, 2013, Truckee Gaming received $1 million as a purchase price adjustment. Net of the purchase price adjustments and cash delivered to Truckee Gaming, we received gross proceeds of $17.5 million which were deposited into an account subject to a control agreement to be withdrawn by us, as permitted under the Credit Agreement. We have included the results of operations for the casinos subject to the Truckee Disposition in discontinued operations, and we have reclassified their assets and liabilities as held for sale, for all periods presented.

Our former Chief Operating Officer, Ferenc Szony, submitted his resignation concurrent with the closing of the Truckee Disposition and he became a managing principal at Truckee Gaming. We have entered into an agreement with Mr. Szony under which he will provide services to us in connection with our consulting agreement with Hotspur.

On February 27 and 29, 2012, respectively, we completed the sale of our casinos in Pahrump and Searchlight Nevada and our slot route operation to JETT and Golden Gaming (see Note 3 in the Notes to Consolidated Financial Statements).  We have included the results of operations for the casinos and the slot route in discontinued operations for the periods presented.

As of December 31, 2012, after giving effect to the Truckee Disposition, our casino operations collectively included approximately 287,000 square feet of gaming space with 7,513 slot machines and 141 table games, while our hotel operations offered 3,124 hotel rooms.

We also provide consulting services to Hotspur, the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas. Under the terms of the consulting agreement, we receive a fixed monthly fee.

On December 20, 2012 (the “Effective Time”), Affinity Gaming, LLC converted from a Nevada limited liability company into a Nevada corporation after adopting the Conversion Agreement and filing its Articles of Conversion with the Secretary of State of the State of Nevada. The resulting entity is now known as Affinity Gaming. Pursuant to the Conversion, at the Effective Time, among other things, (i) the membership interests of Affinity Gaming, LLC held by its members were converted into common shares of Affinity Gaming on a one-to-one basis and the members of Affinity Gaming, LLC became stockholders of Affinity Gaming, (ii) all property, subsidiaries, rights, privileges, powers and franchises of Affinity Gaming, LLC vested in Affinity Gaming, and all liabilities and obligations of Affinity Gaming, LLC became liabilities and obligations of Affinity Gaming, and (iii) the Articles of Organization and the Operating Agreement of Affinity Gaming, LLC, in each case as in effect immediately prior to the Effective Time, ceased to have any force or effect and the Articles of Incorporation, together with the Addendum thereto and the Bylaws of Affinity Gaming were adopted. Upon consummation of the Conversion, shares of our common stock were deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Affinity Gaming, LLC.

Seasonality

We do not believe that our business reflects seasonal trends to any significant degree.  However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months.  Additionally, our casinos in Missouri are subject to flooding depending on the water levels of the Missouri and Mississippi Rivers. We also expect that our Black Hawk Casinos will experience similar business disruption during the winter months.

Outlook

While the economy has shown signs of improvement the last couple of years, recent changes in federal tax rates, California state tax rates, payroll taxes, and other uncertainty related to ongoing political deadlock on fiscal issues have affected our business. Many of our customers continue to face difficulties, and we expect that discretionary spending will remain at reduced levels over the near term. However, we believe that our strategy of offering value-oriented, convenient locations will support our business stabilization efforts. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty, which are critical to our success.

Should the economic recovery continue, we believe we are well-positioned to capitalize on high repeat patronage from our local and drive-in tourist gaming markets. Our business strategy focuses on attracting and fostering repeat business from our local gaming patrons. Local gaming patrons are typically sophisticated gaming customers who seek convenient locations, high

Table of Contents	48

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

Debt and Interest Expense. On March 22, 2009, Predecessor filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. From March 22, 2009 through February 5, 2010, Predecessor operated the business and managed the properties as debtors-in-possession. During this period, Predecessor did not record or pay interest expense.

We emerged in 2011 as a new company with new debt totaling $350 million, incurring total interest expense during the year ended December 31, 2011 of $35.7 million, consisting of $28.4 million allocated to continuing operations and $7.3 million allocated to discontinued operations.

On May 9, 2012, our wholly-owned subsidiary, Affinity Gaming Finance Corp., and we completed the offering and sale of $200 million aggregate principal amount of 9% Senior Notes due in 2018. We issued the 2018 Notes in a private placement pursuant to an indenture, dated May 9, 2012, among Affinity Gaming Finance Corp.; the guarantors named therein; U.S. Bank, National Association as trustee; Deutsche Bank Trust Company Americas as paying agent, registrar, transfer agent and authenticating agent; and us. We used the net proceeds from the sale of the 2018 Notes, together with borrowings under the Senior Secured Credit Facility, to terminate and repay in full all outstanding indebtedness under the existing Senior Secured Loans, plus related fees and expense.

All of our current and future domestic subsidiaries that guarantee the Senior Secured Credit Facility also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis. All of the guarantees are joint and several.

Assets held for sale. In February 2012, we completed the sale of our slot route, two Pahrump, Nevada casinos and our Searchlight, Nevada casino. The results of the slot route and three casinos are presented as discontinued operations for all periods presented. In September, 2012, we entered into an Agreement to sell our Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada to Truckee Gaming. We have included the results of operations for the Reno, Verdi and Dayton casinos in discontinued operations, and we have reclassified their assets and liabilites as held for sale, for all periods presented.

Acquisition of assets. On February 29, 2012, we acquired the land and buildings of three casinos in Black Hawk, Colorado which we leased to the previous owners until we obtained our Colorado gaming licenses on October 18, 2012. On November 1, 2012, we began operating the casinos in Black Hawk. Assets and liabilities acquired on February 29, 2012 and October 31, 2012 , respectively have been included in our consolidated financial statements based on the date acquired. We recorded rental income in our consolidated results of operations beginning March 1, 2012 pursuant to the terms of the lease agreement until such time as we obtained gaming approval and began operating the casinos on November 1, 2012.

St Jo, Missouri Flood. On June 27, 2011, we had to close our casino in St. Joseph, Missouri due to flooding of the Missouri River; we reopened it on September 29, 2011. Our insurance policies provided coverage for property damages and losses, subject to a deductible. Our insurance policies also provided coverage for interruption to our business, including lost profits, and reimbursement for other expense and cost we incurred related to the damages and losses suffered. Our consolidated results of operations for the year ended December 31, 2011 include a net $3 million gain related to insurance proceeds received from our carriers. The net gain is recorded in the line item Write-offs, reserves and recoveries. Although the net insurance recovery essentially replaces the lost EBITDA for the period we closed the casino, casino revenue and related expense is not comparable for the periods presented. See Note 12 in the Notes to Consolidated Financial Statements for further information regarding the flood.

Table of Contents	49

Change in Income Tax Status. Effective April 1, 2011, we elected to be treated as a corporation for purposes of federal income tax (the “Election”). Prior to the Election, we were treated as a partnership for federal and state income tax purposes. As a partnership, our taxable income and losses were attributed to our members and, accordingly, we reflected no provision or liability for income taxes in the accompanying consolidated financial statements for periods prior to the Election. The income tax provision for the year ended December 31, 2011 includes the establishment of deferred taxes due to the conversion from a pass-through status to corporate status.

Emergence from Chapter 11 Reorganization. On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350 million in aggregate principal amount of Senior Secured Loans and the issuance to Predecessor of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by Predecessor to the lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160 million of outstanding principal amount of 8.125% Notes and $170 million of outstanding principal amount of 7% Notes were terminated and (iv) 100% of the existing equity in Predecessor was cancelled.

On December 31, 2010, we adopted fresh-start accounting. As a result, the value of Predecessor’s assets, including intangible assets, and liabilities have been adjusted to their fair values with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as goodwill on our consolidated balance sheet. We have presented the balance sheet of Predecessor for comparative purposes only. Because we conducted no business prior to December 31, 2010, we have presented the results of Predecessor for the years ended December 31, 2010 and 2009.

As a result of our adoption of fresh-start accounting on December 31, 2010, certain reorganization and fresh-start adjustments that are included in Predecessor’s operating results for the year ended December 31, 2010 make the results of Predecessor not comparable. In particular, the assets and liabilities of Predecessor have been adjusted to fair value and certain assets and liabilities not previously recognized in Predecessor’s financial statements have been recognized under fresh start reporting. Significant fresh-start items affecting net income for the year ended December 31, 2010 include the decrease in fair value of assets totaling $185.3 million and the reorganization of Predecessor debt in the amount of $633.7 million. In addition, Predecessor recorded reorganization and restructuring expense in connection with the Restructuring Transactions of $6.8 million and $29.8 million for the years ended December 31, 2010 and 2009, respectively.

Key Performance Indicators

We assess a variety of financial and operational performance indicators to manage our business, but the key performance indicators that we use include gross gaming revenue, promotional allowances and marketing expense, and controllable operating costs.

We measure the performance of each geographical region in which we operate based on Segment EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.  Key volume indicators such as slot machine win per unit, table games win per unit, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with the casino operations.  The industry uses the term “average daily rate” (“ADR”) to define the average amount of revenue per occupied room per day, and the term “occupancy percentage” to define the total percentage of rooms occupied (i.e., the number of rooms occupied divided by the total number of rooms available). We use ADR and occupancy percentage to analyze the performance of our hotel operations. Fuel and retail operations include revenue from gas stations and convenience stores that we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2012 AND YEAR ENDED DECEMBER 31, 2011

Overall Results

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

Table of Contents	50

levels, weakness in the housing and consumer credit markets and reduced levels of discretionary consumer spending continue to impact our gaming operations.

Net revenue from continuing operations for the year ended December 31, 2012 increased $24.6 million, or 6.5%, when compared to the year ended December 31, 2011. Our property in St. Joseph, Missouri was closed for all but two days during the third quarter 2011 due to flooding. As a result, our 2011 revenue does not include revenue from St Jo for that quarter and isn’t directly comparable. During the fourth quarter of 2011, we collected business interruption insurance proceeds, which we consider a proxy for EBITDA lost during the closure period. We used the underlying revenue assumptions and the proceeds from the business interruption claim to calculate the variances discussed here.

Adjusted to account for the effect of the St Jo closure, net revenue for the year ended December 31, 2012 increased $12.4 million, or 3.2%. The addition of Colorado accounted for $12.7 million of the net revenue improvement. We recorded rental income from the Black Hawk Casinos during the lease period which began on March 1, 2012 and ended on October 31, 2012 after we obtained our gaming license; we began operating the properties on November 1, 2012. Excluding the increase in net revenue attributable to Colorado, net revenue at our legacy properties declined $0.3 million or 0.1%, which is attributable to the outsourcing of fuel operations in Iowa.

Adjusted EBITDA from continuing operations increased $9 million or 14.6%. Excluding the increase in EBITDA attributable to Colorado, Adjusted EBITDA at our legacy properties increased by $1.3 million, or 2.1%. Despite continued economic weakness, we were able to improve Adjusted EBITDA overall with continued efficiency programs to manage both marketing and operating expenses.

Reportable Segment Results

We review results of operations based upon reportable segments.  Segment EBITDA represents each geographical region’s earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets, and restructuring and reorganization costs.

As discussed in Note 17 in Notes to the Consolidated Financial Statements, in 2010 and 2011, we had presented the following reportable segments: Northern Nevada, Southern Nevada and Midwest. As discussed in Note 3 in Notes to the Consolidated Financial Statements, we completed the acquisition of the Black Hawk Casinos during 2012, which we present as the new Colorado reportable segment. As a result of the sale of most of our Northern Nevada properties, we evaluated the remaining Northern Nevada property with the Southern Nevada properties for possible aggregation as one segment. During our evaluation, we determined that the remaining Northern Nevada property did not meet any of the thresholds for separate disclosure as an operating segment, and we do not project that it will meet any of the thresholds in the foreseeable future. As a result, we aggregate the remaining Northern Nevada property with our other Nevada properties as they have similar economic characteristics and meet the segment reporting aggregation criteria. The amounts reported for 2011 and 2010 in the following table have been retrospectively adjusted from the amounts previously reported to give effect to this change in the composition of reportable segments.

Table of Contents	51

The following table presents financial information by reportable segment (in thousands):

	Successor		Predecessor
	Year Ended December 31,			Percent Change
	2012	2011	2010	Current Year	Prior Year
Gross revenue
Nevada	$301,971	$296,903	$289,296	2%	3%
Midwest[1]	140,035	130,709	140,045	7%	(7)%
Colorado	14,355	—	—	—%	—%
Gross revenue from segments	456,361	427,612	429,341	7%	—%
Other	—	—	174	—%	(100)%
Total gross revenue	$456,361	$427,612	$429,515	7%	—%
Segment EBITDA
Nevada	$32,784	$31,812	$33,086	3%	(4)%
Midwest	40,898	40,463	39,300	1%	3%
Colorado	7,718	—	—	—%	—%
Segment EBITDA Total	81,400	72,275	72,386	13%	—%
Corporate expense	(12,726)	(12,201)	(11,936)	4%	2%
Corporate other income	—	—	174	—%	(100)%
Share-based compensation	2,075	1,680	—	24%	—%
Total Adjusted EBITDA	$70,749	$61,754	$60,624	15%	2%

1.
We revised the gross revenue amounts for the years ended December 31, 2011 and 2010 to correct errors totaling $5.4 million and $5.8 million, respectively. After the correction, gross revenue for 2011 and 2010 is consistent with the 2012 presentation. See Note 19 in the Notes to Consolidated Financial Statements for further information.

Nevada. Nevada casino operations include Rail City, Terrible’s Las Vegas, the Henderson Casino and our three Primm casinos. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a lottery outlet.  During the second quarter 2011, we terminated the lease under which we operated the two 18-hole Tom Fazio designed golf courses at Primm. The landowner now leases the golf courses, club house and restaurant to an independent third party. Nevada revenue for the years ended December 31, 2011 and 2010 include revenue attributable to the golf courses while we operated them. Nevada operations accounted for 66%, 69% and 67% of our gross revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Gross revenue increased $5.1 million, or 1.7%. Growth in both ADR and occupancy at our Primm Casinos drove an increase in lodging revenue of $3.6 million, or 15.5%.  We have implemented effective yield-management programs to improve top-line revenue and continue to market the newly renovated Primm Valley resort. In addition to the improvements in lodging revenue, we saw fuel and retail revenue increase $1.6 million, or 2.2%, mainly due to increases in the retail price of gasoline.  Food and beverage revenue increased $2.4 million, or 7.6%, driven primarily by operation of the Primm Valley buffet. Casino revenue increased $1 million, or 0.7%, as we continue to refine our marketing and customer reinvestment programs in a highly competitive promotional market. Other revenue declined $3.6 million, or 21.2%, as a result of the transition of golf operations at Primm to a third-party operator, which occurred in September 2011.

Nevada Segment EBITDA increased $1 million, or 3.1%. Lodging EBITDA increased $3.4 million, or 50.6%, attributable to increased occupancy and ADR. Fuel and retail EBITDA increased $1.3 million, or 14.8%, attributable to the increase in the

Table of Contents	52

retail price of fuel.  The EBITDA from casino operations decreased $2.2 million, or 3.7%, which is attributable to the highly-competitive promotional market in Nevada.  Competition for local customers, seen through marketing and promotional offers, has been intense. Food and beverage EBITDA decreased $0.8 million, or 68%, directly related to the operation of the buffet at Primm Valley.  Other EBITDA decreased $0.6 million, or 12.5%, attributable to the transition of golf operations to a third-party operator.  General and administrative expense was comparable to prior year, and we have maintained general and administrative expense reduction plans, including payroll efficiencies and related benefit expense reductions resulting from consolidation of positions and natural attrition that we implemented throughout the Nevada region.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Gross revenue increased $7.6 million, or 2.6%, primarily driven by Primm, where revenue increased $9.6 million, or 4.8%, during the year ended December 31, 2011. Fuel and retail revenue at Primm increased $11.1 million, or 20.6%, during the year ended December 31, 2011. The significant increases in fuel and retail revenue were driven by increases in both volume and retail price of regular and diesel fuel. Increases in fuel and retail revenue at Primm were offset by reductions in casino revenue, as our feeder markets continued to see record high unemployment and foreclosure rates affecting the discretionary spend of our customer base. Primm’s increase in total revenue was offset by results at Terrible’s Las Vegas and the Henderson Casino, where combined revenue declined $2.7 million, or 4.8%, during the twelve months ended December 31, 2011. The revenue decline at both casinos was primarily attributable to a decline in casino slot revenue, which has been adversely affected by an intense promotional environment and cautious consumer spending, resulting in a noticeable decline in the amount spent per visitor. Gross revenue at Rail City increased $0.7 million, or 2%, primarily as a result of targeted marketing campaigns.

Nevada Segment EBITDA decreased $1.3 million, or 3.9%. The EBITDA from casino operations decreased $5.5 million, or 8.6% , primarily attributable to declines in slot revenue and increased promotional allowances driven by intense competition in the Las Vegas locals market. Food and beverage EBITDA decreased by $0.6 million, or 34.9%, as a result of the operation of the buffet at Primm Valley, which we took over from a third-party operator. The decreases in EBITDA from casino and food and beverage operations were offset by a decrease of $2 million, 4.0%, in general and administrative expenses from continued cost savings initiatives, as well as increases of $1.4 million, or 26.3%, in lodging EBITDA attributable to improvement in ADR and $1.3 million, or 34.7%, in EBITDA from other operations. Fuel and retail operations resulted in EBITDA consistent with the prior year.

Midwest. Midwest operations include the St Jo Frontier Casino in Missouri, the Mark Twain Casino in Missouri and the Lakeside Casino Resort in Iowa. Midwest casino operations accounted for 31%, 31% and 33% of our gross revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our property in St. Joseph, Missouri was closed during the third quarter 2011 due to flooding. Although we received proceeds from our business interruption insurance during the fourth quarter of 2011 which approximated the lost EBITDA, revenue for each period is not comparable.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Gross revenue for our Midwest casinos increased $9.3 million, or 7.1%. Adjusted to account for the estimated effect of the St Jo closure, Midwest revenue declined approximately $2.7 million, or 1.9%. Casino revenue, adjusted for comparability, increased $1.8 million, or 1.4%. We continue to see steady casino revenue improvements despite the challenging economic conditions.  Lodging revenue improved by $0.4 million, or 21.2%, due to the addition of new rooms at Lakeside. Food and beverage revenue increased $1 million, or 10.8%, as we refined food discount offers. Fuel and retail revenue declined $2.8 million, or 72.2%, directly attributable to the outsourcing of our gas station and convenience store at Lakeside Iowa.  Other revenue in the Midwest declined $0.5 million, or 27.1%, mainly due to changes in the entertainment offerings at Lakeside Iowa.

Midwest Segment EBITDA increased $0.4 million, or 1.1%. Overall, EBITDA from fuel operations remaining consistent with the prior year, despite the fact we leased the Lakeside Iowa gas station facility to Pilot Travel Centers. Contributions to EBITDA from other operating areas remained consistent with the prior year.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Gross revenue for our Midwest casinos decreased $9.3 million, or 6.7%, during the twelve months ended December 31, 2011. The decrease in gross revenue is entirely attributable to the temporary closure of St Jo and the financial statement

Table of Contents	53

presentation of proceeds from our insurance carriers for lost profit during the closure period. Normalized to account for the period that property was closed, gross revenue for the Midwest would have been approximately $144.8 million for the year ended December 31, 2011, an increase of $2.9 million, or 2.1%. During 2011, gross revenue at St Jo, excluding the period the property was closed due to the flood, increased $1 million, or 2.4%, gross revenue at Mark Twain increased $0.4 million, or 1%, and gross revenue at Lakeside increased $0.2 million, or 0.3%.

Segment EBITDA at the Midwest casinos increased $1.2 million, or 3%. Our insurance policies provided coverage for interruption to our business, which approximates the EBITDA lost during the closure period. Segment EBITDA at Mark Twain increased $0.4 million, while Segment EBITDA at Lakeside decreased $0.3 million during the year ended December 31, 2011, consistent with revenue fluctuations at each property. St Jo EBITDA, including business interruption proceeds, increased $1.2 million, or 1.3%, primarily in the fourth quarter due to pent up demand caused by the closure. Management continues to closely monitor promotional and marketing spend per visitor in response to increased competition and an intense promotional market at each of the Midwest properties.

Colorado. On February 29, 2012, we acquired the land and buildings of the Black Hawk Casinos and simultaneously leased the casinos back to Golden Gaming until we obtained gaming licenses in Colorado.  We were licensed by the Colorado Gaming Commission on October 18, 2012, and we began operating the Black Hawk Casinos on November 1, 2012. Segment EBITDA of $7.7 million reflects rental income from March 1, 2012 through October 31, 2012, and operations from November 1, 2012 through December 31, 2012.

Table of Contents	54

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Successor		Predecessor
	Year Ended December 31,			Percent Change
	2012	2011	2010	Current Year	Prior Year
Total revenue
Gaming	$285,169	265,810	276,837	7%	(4)%
Food and beverage	45,784	41,710	43,733	10%	(5)%
Lodging	29,227	25,222	23,588	16%	7%
Fuel and retail	74,971	76,241	65,830	(2)%	16%
Other	21,210	18,629	19,527	14%	(5)%
Total revenue	456,361	427,612	429,515	7%	—%
Promotional allowances	(53,185)	(49,025)	(49,123)	8%	—%
Net revenue	$403,176	$378,587	$380,392	6%	—%

Departmental cost and expense
Gaming	$110,267	$101,399	$103,697	9%	(2)%
Food and beverage	46,395	41,806	43,278	11%	(3)%
Lodging	18,006	17,518	17,199	3%	2%
Fuel and retail	64,707	67,291	56,952	(4)%	18%
Other	9,649	12,546	14,188	(23)%	(12)%
General and administrative	72,830	69,011	72,518	6%	(5)%
Corporate	12,726	12,201	11,936	4%	2%
Write downs, reserves and recoveries	(785)	(6,388)	—	(88)%	—%
Departmental cost and expense	$333,795	$315,384	$319,768	6%	(1)%

Departmental EBITDA Margins
Gaming	61%	62%	63%
Food and beverage	(1)%	—%	1%
Lodging	38%	31%	27%
Fuel and retail	14%	12%	13%
Other	55%	33%	27%

Table of Contents	55

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010
Total revenue
Gaming	62%	62%	64%
Food and beverage	10%	10%	10%
Lodging	6%	6%	5%
Fuel and retail	16%	18%	15%
Other	5%	4%	5%
Total revenue	100%	100%	100%
Promotional allowances	(12)%	(11)%	(11)%
Net revenue	88%	89%	89%
Departmental cost and expense
Gaming	24%	24%	24%
Food and beverage	10%	10%	10%
Lodging	4%	4%	4%
Fuel and retail	14%	16%	13%
Other	2%	3%	3%
General and administrative	16%	16%	17%
Corporate	3%	3%	3%
Write downs, reserves and recoveries	—%	(1)%	—%
Departmental cost and expense	73%	74%	74%

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

We recognize food and beverage revenue at the time we provide the products to the guest, and we recognize lodging revenue at the time we provide the room to the guest.

Promotional allowances consist primarily of food, beverage, lodging and entertainment furnished gratuitously to customers. We include the retail value of items or services furnished gratuitously to customers in the respective revenue classifications, then we deduct the total amount of promotional allowances from total revenue.

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

Table of Contents	56

Cost and Expense. We aggregate our direct costs and expense, including selling, general and administrative expense for each of our operations, and include them in the expense of our reportable segments, as discussed in “Reportable Segment Results.”

Corporate expense represents unallocated payroll, professional fees and other expense which we cannot directly attribute to our reportable segments. We present corporate expenses net of management fees collected from our management contract with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas for which we collected $1.8 million and $0.6 million in management fees for the years ended December 31, 2012 and 2011, respectively. Overall, corporate expenses for the year ended December 31, 2012 increased $0.5 million, or 4.3%, when compared to the year ended December 31, 2011, as a result of an increase in share-based compensation and professional fees, offset by the increase in management fees. Corporate expenses for the year ended December 31, 2011 increased $0.3 million, or 2.2%, when compared to the year ended December 31, 2010 due to the change in structure for the newly-organized company.

Write-downs, reserves and recoveries of $0.8 million for the year ended December 31, 2012 primarily consists of insurance recoveries that we collected for litigation claims settled during 2011. During the year ended December 2011, write-downs, reserves and recoveries of $6.4 million included $3.3 million in proceeds from insurance in connection with the flooding of our St Jo property in Missouri, a $1.5 million reduction in reserved claims against our Predecessor which we settled in 2011, and $1.6 million in insurance proceeds collected in settlement of a claim against our insurance carrier for self-funded health benefits. Each of these is discussed in further detail in Note 12 of the accompanying financial statements.

Depreciation and amortization expense for the year ended December 31, 2012 increased $2.1 million, or 9.9% compared to the year ended December 31, 2011, primarily due to capital improvements and the acquisition of assets during the year ended December 31, 2012. Depreciation and amortization expense for the year ended December 31, 2011 decreased $11.1 million, or 34% when compared to the year ended December 31, 2010, due to the fresh-start accounting adjustments to record the assets at fair value.

Net interest expense for the year ended December 31, 2012 decreased $1.4 million, or 5%, when compared to the year ended December 31, 2011, because we obtained significantly lower interest rates when we refinanced our debt in May 2012. We did not record or pay interest expense while in bankruptcy, which accounts for the entire variance when comparing the year ended December 31, 2011 to the year ended December 31, 2010.

For the year ended December 31, 2012, the income tax provision attributable to continuing operations was $2.5 million, while the income tax benefit attributable to discontinued operations was $3.3 million. The effective tax rate used in calculating the provision related to income from continuing operations was 34.9%.  Federal and state income taxes payable are estimated to be $0.5 million as of December 31, 2012. For the year ended December 31, 2011, the income tax provision attributable to continuing operations was $4.2 million, while the income tax benefit attributable to discontinued operations was $0.5 million. As discussed further in Note 10 of the accompanying consolidated financial statements, we elected to be treated as a corporation for federal income tax purposes effective April 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  On the Emergence Date, we entered into a credit agreement with Wilmington Trust Company, as administrative agent, and the lender parties from time to time thereto for $350 million in aggregate principal amount of senior secured loans (“Senior Secured Loans”).  On May 9, 2012, we repaid all of the $342.1 million debt outstanding under the Senior Secured Loans we incurred to acquire substantially all of the assets of Predecessor, incurring a prepayment penalty of 2% on the principal balance in the process.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% Senior Unsecured Notes due 2018 ("2018 Notes"), (ii) using a $200 million Senior Secured Credit Facility due 2018 ("Term Loan Facility") which, when aggregated with the 2018 Notes, provided us with an additional $38.6 million of cash after we repaid our former indebtedness, and (iii) the establishment of our $35 million Super Priority Revolving Credit Facility due 2017 ("Revolving Credit Facility"), which remained undrawn at close.  The New Credit Facilities permit us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provides an accordion feature, whereby we may borrow an additional $80 million of debt subject to certain terms and conditions including compliance with a maximum leverage ratio (as defined in the New Credit Facilities).  We cannot

Table of Contents	57

assure you that, if required, we will be able to obtain the necessary approval for additional borrowing under our New Credit Facilities.

Both the Term Loan Facility and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25% and are subject to a LIBOR floor of 1.25%. The Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  We incurred approximately $13.4 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of December 31, 2012 were $9.4 million, inclusive of fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements. During the year ended December 31, 2012, we recorded an $8.8 million loss on modification or early retirement of debt. As of December 31, 2012, we had complied with all debt covenants.

As more fully described in Note 9 in the Notes to Consolidated Financial Statements, the Term Loan Facility and the Revolving Credit Facility require us to make a mandatory repayment of amounts outstanding under those agreements under certain circumstances. The agreements also require that we deposit proceeds from the sale of non-core assets into an account subject to an account control agreement. Net of the purchase price adjustments and cash delivered to Truckee Gaming, we received gross proceeds from the Truckee Disposition of $17.5 million which we deposited into an account subject to a control agreement to be withdrawn by us, as permitted under the Credit Agreement.

On May 9, 2012, we and our wholly-owned subsidiary, Affinity Gaming Finance Corp. (together with us, the “Issuers”), issued the 2018 Notes in a private placement pursuant to an indenture, dated May 9, 2012, among the Issuers, the guarantors named therein, U.S. Bank, National Association as trustee, and Deutsche Bank Trust Company Americas as paying agent, registrar, transfer agent and authenticating agent.

The Term Loan Facility, the Revolving Credit Facility and the 2018 Notes contain various covenants that limit our ability to take certain actions including, among other things, our ability to:

•	incur additional debt;

•	issue preferred stock;

•	pay dividends or make other restricted payments;

•	make investments;

•	create liens;

•	allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments;

•	sell assets; merge or consolidate with other entities; and

•	enter into transactions with affiliates.

                Our primary cash needs for the next twelve months of operation include interest payments on our debt, capital expenditures for the refurbishment of some of our properties and the acquisition of slot machines and other of equipment required to maintain our facilities.  Required principal prepayment on our debt is based on excess cash flow (as defined in the Term Loan Facility) calculated at the end of each calendar year.  The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of December 31, 2012, was $126.9 million, the $35 million Revolving Credit Facility, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Table of Contents	58

Cash Flows from Operating Activities

Operating activities provided $62.4 million during the twelve months ended December 31, 2012 compared to $20.5 million for the twelve months ended December 31, 2011. The $41.8 million increase consists primarily of the $23.9 million in excess cash we retained as a result of the sale of the slot route, an increase in net income, and positive changes in other working capital items.

Operating activities provided $20.5 million during the year ended December 31, 2011 compared to $50.1 million for the year ended December 31, 2010. Operating cash flows decreased $29.6 million primarily because we began making interest payments under the credit facility during the year ended December 31, 2011 upon emergence from bankruptcy, while the Predecessor was not making interest payments on debt during the year ended December 31, 2010.

Cash Flows from Investing Activities

Investing activities used $19 million during the twelve months ended December 31, 2012 compared to $31.2 million for the twelve months ended December 31, 2011.  Net cash used in investing activities is primarily comprised of capital expenditures totaling approximately $26.4 million and $4.3 million in cash paid for the acquisition of the Black Hawk Casinos, offset by proceeds of $3 million from our insurance carriers related to property damage from the St Jo flood and a reduction in restricted cash of $8.6 million. Capital expenditures during 2012 included $7.8 million for the construction of the new hotel at our Lakeside Iowa property, $3.2 million for the new travel center at Primm (including environmental remediation costs incurred), and $6.6 million for slot machine purchases at our properties. The restricted cash reduction primarily related to settled litigation claims. The reduction also includes a refund of a $1.5 million escrow deposit returned upon close of the Golden transactions.

Net cash used in investing activities was $31.2 million during the year ended December 31, 2011 compared to $28.2 million for the year ended December 31, 2010. Net cash used in investing activities is primarily comprised of capital expenditures totaling approximately $30.7 million for the year ended December 31, 2011. Our primary capital expenditures during the year ended December 31, 2011 included $2.5 million related to the new hotel in Iowa, slot machine purchases of $9.8 million, property-level maintenance costs of $14.3 million, and $7 million of project costs primarily associated with the construction of a new truck stop and completion of room remodels at Primm, Nevada.

Cash Flows from Financing Activities

Financing activities provided $37.5 million during the twelve months ended December 31, 2012, compared to using $3.2 million during the twelve months ended December 31, 2011.  Net cash provided by financing activities for the year ended December 31, 2012 consists of the excess cash from the refinance of our debt. Net cash used in financing activities in 2011 consisted of loan origination fees.

Financing activities used $3.2 million during the year ended December 31, 2011 compared to $38.3 million during the year ended December 31, 2010. Cash flows from financing activities during the year ended December 31, 2011 were primarily comprised of loan origination fees of $1.6 million and repayment of long-term debt with proceeds from insurance settlement of $1.6 million. Cash flows from financing activities for the year ended December 31, 2010 were primarily attributable to cash collateral adequate protection payments of $38.3 million paid in 2010 during the pendency of the Chapter 11 Cases. From February 5, 2010 through December 31, 2010, we were subject to the Cash Collateral Order of the Bankruptcy Court that called for periodic sweeps of cash in excess of $100 million (as defined in the Bankruptcy Order) to be paid to the lenders under the HGI Credit Facility.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Table of Contents	59

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources is based on our financial statements. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We use, in part, our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources to make our judgments. We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows.

Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates incorporated into our consolidated financial statements include: fair value determination in conjunction with fresh-start accounting, reorganization valuation, the estimated useful lives for depreciable and amortizable assets, and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, we evaluate long-lived assets for potential impairment, basing our testing method upon our whether the assets are held for sale or held for use. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets held and used, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, we recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

We must make several estimates, assumptions and decisions when testing long-lived assets for impairment. First, management must determine the usage of the asset. Because we must test assets at the lowest level for which identifiable cash flows exist, some assets must be grouped, and management has some discretion when choosing how to group assets. Also, we must estimate future cash flows which, by their nature, are subjective and could lead to actual results that differ materially from our estimates.

On a quarterly basis, we review our major long-lived assets to determine if events have occurred or circumstances exist that indicate a potential impairment. Potential factors which could trigger an impairment include poor performance compared to historical or projected operating results, negative industry or economic factors, or significant changes to our operating environment. We estimate future cash flows using our internal budgets. When appropriate, we discount future cash flows using a weighted-average cost of capital which we develop using a standard capital asset pricing model based on an industry peer group.

In relation to the Truckee Disposition, we recorded a $13.6 million impairment to fixed assets during the year ended December 31, 2012. See Note 3 in the Notes to Consolidated Financial Statements included elsewhere in this 2012 Form 10-K for further discussion of the impairment charge related to our fixed assets. Our testing revealed no impairments during 2011 or 2010.

Table of Contents	60

Goodwill and Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets, which are not subject to amortization, during the fourth quarter of each year and between annual test dates in certain circumstances. Indefinite-lived intangible assets consist primarily of license rights, which we test for impairment using a discounted cash flow approach, and trademarks, which we test for impairment using the relief-from-royalty method. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. We test goodwill for relevant reporting units for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates.

In relation to the Truckee Disposition, we recorded a $0.9 million goodwill impairment. During our regular annual testing in 2012 and 2011 (excluding the testing related to the Truckee Disposition), the estimated fair values of our reporting units with associated goodwill substantially exceeded their carrying values for all our reporting units, so we did not record further impairment charges. See Note 3 in the Notes to Consolidated Financial Statements included elsewhere in this 2012 Form 10-K for further discussion of the impairment charge related to our goodwill.

There are several estimates inherent in evaluating these assets for impairment. In particular, we must estimate future cash flows which, by their nature, are subjective and could lead to actual results that differ materially from our estimates. In addition, the determination of capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part upon expectations of future market conditions.

Accounting for Share-Based Compensation

For share-based compensation we award to employees, we recognize compensation expense over the vesting period during which the employee provides services in exchange for the award, using the grant-date fair value of the award to measure the expense. We estimate the grant-date fair value using the Black-Scholes-Merton option pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the share-based award. We include an estimate of the number of awards that will be forfeited, and we update that number based on actual forfeitures.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Long-term debt	$7,281	$4,000	$187,219	$200,000	$398,500
Interest payments on long-term debt	28,583	56,837	54,968	9,750	150,138
Operating leases	7,996	15,200	14,728	175,197	213,121
Purchase obligations	9,798	8,488	3,433	146	21,865
Total contractual obligations	$53,658	$84,525	$260,348	$385,093	$783,624

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this 2012 Form 10-K for a discussion regarding recently issued accounting pronouncements that may affect us.

Table of Contents	61

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of December 31, 2012 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Term Loan Facility.  Both the Term Loan Facility and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  At December 31, 2012, the principal amount of the related borrowings under the Term Loan Facility was $199 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $2 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $408.6 million as of December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2012 Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Public Accounting Firm

On March 29, 2012, the Audit Committee of our Board of Directors (the “Audit Committee”) notified Deloitte & Touche LLP (“D&T”) that upon completion of the 2011 audit engagement and the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), D&T would be dismissed as our independent registered public accounting firm. D&T’s dismissal became effective on March 30, 2012, at the time we filed our 2011 Form 10-K. Our Audit Committee approved the decision to change accounting firms.

During the period from March 29, 2010 (date of inception) through December 31, 2010, the fiscal year ended December 31, 2011, and the period from January 1, 2012 through March 30, 2012 (with respect to us), and during the year ended December 31, 2010 (with respect to our predecessor entity, Herbst Gaming, Inc. (“Herbst”)), neither we nor Herbst had any disagreement with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to D&T’s satisfaction, would have caused D&T to make reference to the subject matter of disagreement in their reports on our or Herbst’s consolidated financial statements. In addition, during such periods, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The reports by D&T on our consolidated financial statements as of and for the fiscal year ended December 31, 2011, and on Herbst’s consolidated financial statements for the year ended December 31, 2010, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except as described in the following sentences. D&T’s report on our and Herbst’s financial statements as of December 31, 2010, and for the year then ended, respectively, included an explanatory paragraph indicating that (i) the United States Bankruptcy Court confirmed our First Amended Joint Plan of Reorganization (the “Order”) confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact”) entered contemporaneously with the Order (the amended join plan of reorganization as modified by the Findings of Fact, the “Plan”) on January 22, 2010, (ii) the Plan became effective on February 5, 2010 (the “Effective Date”), and was fully implemented on December 31, 2010 (the “Emergence Date”). Confirmation of the reorganization plan resulted in the discharge of certain claims against us that arose before March 23, 2009, and on the Emergence Date, terminated all rights and interests of equity security holders as provided therein and (iii) in connection with its emergence from bankruptcy, we adopted fresh-start accounting as of December 31, 2010.

Our management authorized D&T to respond fully to the inquiries of the new independent registered public accounting firm regarding all matters.

Table of Contents	62

Prior to its filing with the Securities and Exchange Commission (“SEC”), we provided D&T a copy of the Current Report on Form 8-K we filed regarding the change in independent registered public accounting firm, and requested that D&T furnish us with a letter addressed to the SEC stating whether D&T agreed with the above statements. We filed a copy of D&T’s letter, dated April 3, 2012, as Exhibit 16.1 to the Current Report on Form 8-K we filed on April 5, 2012.

Engagement of New Independent Registered Public Accounting Firm

On March 29, 2012, our Audit Committee approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as our new independent registered public accounting firm beginning with fiscal year 2012.

Neither we nor Herbst consulted with PwC during the fiscal years ended December 31, 2011 and 2010, or during any subsequent period prior to March 29, 2012, with respect to any of the matters or events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

We have not had any disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that the information we must disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We designed our disclosure controls with the objective of ensuring we accumulate and communicate this information to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management believes that as of December 31, 2012, our internal control over our financial reporting is effective.

Table of Contents	63

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended December 31, 2012, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON CONTROLS

Because of the inherent limitations of internal controls, we do not expect our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that our objectives will be met. Further, no evaluation of controls can provide absolute assurance that we will prevent all misstatements due to error or fraud or that we will detect all control issues and instances of fraud, if any, within our company.

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents	64

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information set forth in our proxy statement for our 2013 annual stockholders’ meeting ("2013 Proxy Statement") which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information set forth in our 2013 Proxy Statement which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information set forth in our 2013 Proxy Statement which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2012. We have included information relating to Securities Authorized for Issuance Under Equity Compensation Plans in Item 5 of Part II hereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information set forth in our 2013 Proxy Statement which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information set forth in our 2013 Proxy Statement which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2012.

Table of Contents	65

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2012 Form 10-K:

Consolidated Financial Statements

In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

Financial Statement Schedules

We have omitted schedules required by applicable SEC accounting regulations because they are either not required under the related instructions, are inapplicable, or we present the required information in the financial statements or notes thereto.

Exhibits

We hereby file as part of this 2012 Form 10-K the Exhibits listed on the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549, at prescribed rates, or on the SEC website at www.sec.gov.

Table of Contents	66

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset and Equity Purchase Agreement, dated as of September 20, 2011, by and between Affinity Gaming (formerly Affinity Gaming, LLC) and Golden Gaming, Inc. (incorporated by reference from Exhibit 2.1 to Affinity Gaming’s Quarterly Report on Form 10-Q (File No. 000-54085) dated November 14, 2011)

2.2
First Amendment and Waiver to Asset and Equity Purchase Agreement, dated as of November 17, 2011, by and between Affinity Gaming (formerly Affinity Gaming, LLC) and Golden Gaming, Inc. (incorporated by reference from Exhibit 2.2 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 30, 2012)

2.3
Asset Purchase Agreement, dated as of September 20, 2011, by and between Affinity Gaming (formerly Affinity Gaming, LLC) and Golden Mardi Gras, Inc. (incorporated by reference from Exhibit 2.2 to Affinity Gaming’s Quarterly Report on Form 10-Q (File No. 000-54085) dated November 14, 2011)

2.4
First Amendment and Waiver to Asset Purchase Agreement, dated as of November 17, 2011, by and between Affinity Gaming (formerly Affinity Gaming, LLC) and Golden Mardi Gras, Inc. (incorporated by reference from Exhibit 2.4 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 30, 2012)

2.5
Second Amendment to Asset Purchase Agreement, dated as of February 29, 2012, by and between Affinity Gaming (formerly Affinity Gaming, LLC) and Golden Mardi Gras, Inc. (incorporated by reference from Exhibit 2.5 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 30, 2012)

3.1
Articles of Incorporation of Affinity Gaming and the Addendum thereto (incorporated by reference from Exhibit 3.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated December 20, 2012)

3.2	Amended and Restated Bylaws of Affinity Gaming (incorporated by reference from Exhibit 3.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated March 29, 2013)
3.3
Certificate of Designation of Series A Preferred Stock of Affinity Gaming, as filed with the Secretary of State of the State of Nevada on December 21, 2012 (incorporated by reference from Exhibit 3.3 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated December 21, 2012)

4.1
Registration Rights Agreement, dated February 7, 2012, by and among Affinity Gaming (formerly Affinity Gaming, LLC) and SPH Investment, LLC (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated February 13, 2012).

4.2
Registration Rights Agreement, dated May 9, 2012, among Affinity Gaming (formerly Affinity Gaming,
LLC), Affinity Gaming Finance Corp., the guarantors party thereto and Deutsche Bank Securities Inc., acting on behalf of itself and as representative of the several initial purchasers party thereto (incorporated by reference from Exhibit 4.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 10, 2012)

4.3
Indenture, dated May 9, 2012, relating to Affinity Gaming and Affinity Gaming Finance Corp.’s 9% Senior Notes due 2018, by and among Affinity Gaming (formerly Affinity Gaming, LLC), Affinity Gaming Finance Corp., the guarantors party thereto, U.S. Bank, National Association,as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar, transfer agent and authenticating agent  (incorporated by reference from Exhibit 4.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 10, 2012)

4.4	Form of 9% Senior Note due 2018 (included in Exhibit 4.3)
4.5
Rights Agreement, dated December 21, 2012, between Affinity Gaming and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation of Series A Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference from Exhibit 4.1 to Affinity Gaming's Current Report on Form 8-K (File No. 000-54085) dated December 21, 2012)

4.6
First Amendment, dated March 11, 2013, to Rights Agreement, dated December 21, 2012, between Affinity Gaming and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated March 12, 2013)

Exhibit No.	Description
10.1
Credit Agreement, dated as of December 31, 2010, by and among Affinity Gaming (formerly Affinity Gaming, LLC), Wilmington Trust Company, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Affinity Gaming's Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.2
Credit Agreement, dated May 9, 2012, among Affinity Gaming (formerly Affinity Gaming, LLC), as borrower, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, the other agents party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 10, 2012)

10.3
Security Agreement, dated as of December 31, 2010, by and among Affinity Gaming (formerly Affinity Gaming, LLC), the subsidiary guarantors party thereto and Wilmington Trust Company, as administrative agent under the Credit Agreement, dated as of December 31, 2010 (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011)

10.4
Amended and Restated Ground Lease Agreement, dated as of July 1, 1993, by and between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.5
First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, by and between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference from Exhibit 10.3 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.6
Second Amendment to the Amended and Restated Ground Lease Agreement, dated as of July 1, 2002, by and between Primm South Real Estate Company and The Primadonna Company, LLC (incorporated by reference from Exhibit 10.4 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.7
Third Amendment to the Amended and Restated Ground Lease Agreement, dated as of September 14, 2004, by and between Primm South Real Estate Company and The Primadonna Company, LLC (incorporated by reference from Exhibit 10.5 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.8
Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc. (incorporated by reference from Exhibit 10.6 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.9
First Amendment to Trademark License Agreement, dated as of November 4, 2004, by and between Herbst Gaming, Inc. and Terrible Herbst, Inc (incorporated by reference from Exhibit 10.8 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011)

10.10
Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C (incorporated by reference from Exhibit 10.7 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.11
Amendment to Lease Agreement dated December 31, 2010 by and between The Herbst Family Limited Partnership II and E-T-T, Inc. (incorporated by reference from Exhibit 10.8 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.12
Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc. (incorporated by reference from Exhibit 10.9 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.13
Assignment and Assumption of Lease dated July 1, 2010 by E-T-T, Inc. and E-T-T Enterprises L.L.C. (incorporated by reference from Exhibit 10.10 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.14
Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc. (incorporated by reference from Exhibit 10.11 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.15
Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc. (incorporated by reference from Exhibit 10.12 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

Exhibit No.	Description
10.16
Amendment to Lease Agreement dated December 31, 2010 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc. (incorporated by reference from Exhibit 10.13 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.17
Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc. (incorporated by reference from Exhibit 10.14 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.18
Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C. (incorporated by reference from Exhibit 10.15 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.19
Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L. L. C. and Last Chance, Inc. (incorporated by reference from Exhibit 10.16 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.20
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from Exhibit 10.18 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011) †

10.21
Letter Agreement regarding offer of employment, dated as of October 28, 2011, from Affinity Gaming (formerly, Affinity Gaming, LLC) to, and acknowledged by, Ferenc B. Szony (incorporated by reference from Exhibit 10.1 to Affinity Gaming's Current Report on Form 8-K (File No. 000-54085) dated November 2, 2011)
†

10.22
Letter Agreement regarding offer of employment, dated as of January 11, 2011, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, David D. Ross (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

10.23
Letter Agreement regarding offer of employment, dated as of January 12, 2011, from Affinity Gaming, LLC to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.2 to Affinity Gaming, LLC’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

10.24
Letter Agreement regarding offer of employment, dated as of February 4, 2011, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Marc H. Rubinstein (incorporated by reference from Exhibit 10.23 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †

10.25
Letter Agreement regarding offer of employment, dated as of January 21, 2011, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, John Christopher Krabiel (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011) †

10.26
Executive Severance Agreement, dated as of January 11, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and David D. Ross (incorporated by reference from Exhibit 10.3 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

10.27
Executive Severance Agreement, dated as of October 28, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Ferenc B. Szony (incorporated by reference from Exhibit 10.2 to Affinity Gaming's Current Report on Form 8-K (File No. 000-54085) dated November 2, 2011) †

10.28
Executive Severance Agreement, dated as of January 11, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Donna Lehmann (incorporated by reference from Exhibit 10.4 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

10.29
Executive Severance Agreement, dated as of February 4, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Marc H. Rubinstein (incorporated by reference from Exhibit 10.26 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †

10.30
Executive Severance Agreement, dated as of January 21, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Chris Krabiel (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011) †

10.31
Duty of Loyalty Agreement, dated as of January 11, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and David D. Ross (incorporated by reference from Exhibit 10.5 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

Exhibit No.	Description
10.32
Duty of Loyalty Agreement, dated as of October 28, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Ferenc B. Szony (incorporated by reference from Exhibit 10.3 to Affinity Gaming's Current Report on Form 8-K (File No. 000-54085) dated November 2, 2011) †

10.33
Duty of Loyalty Agreement, dated as of January 11, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Donna Lehmann (incorporated by reference from Exhibit 10.6 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

10.34
Duty of Loyalty Agreement, dated as of February 4, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Marc H. Rubinstein (incorporated by reference from Exhibit 10.29 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †

10.35
Duty of Loyalty Agreement, dated as of January 21, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Chris Krabiel (incorporated by reference from Exhibit 10.3 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011) †

10.36
Amendment to Letter Agreement regarding offer of employment, dated as of May 6, 2011, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.4 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011) †

10.37	Amendment to Letter Agreement regarding offer of employment, dated as of December 27, 2012, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann †*
10.38	Amendment to Executive Severance Agreement, dated as of December 27, 2012, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann †*
10.39	Amendment to Duty of Loyalty Agreement, dated as of December 27, 2012, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann †*
10.40
Asset Purchase Agreement, dated September 7, 2012, by and among The Sands Regent, LLC, Truckee Gaming, LLC, Affinity Gaming (formerly Affinity Gaming, LLC), Dayton Gaming, LLC and California Prospectors, Ltd. (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated September 10, 2012)

10.41	Agreement for Consulting Services, dated November 11, 2012, by and between Affinity Gaming (formerly Affinity Gaming, LLC) and Ferenc B. Szony †*
10.42
Consulting Agreement, dated as of May 1, 2011, by and between Affinity Gaming (formerly Herbst Gaming, LLC) and Hotspur Casinos Nevada, Inc. (incorporated by reference from Exhibit 10.5 to Affinity Gaming's Quarterly Report on Form 10-Q (File No. 000-54085) dated August 12, 2011)

10.43	Herbst Gaming, LLC 2011 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †
10.44	Affinity Gaming 2011 Long-Term Incentive Plan †*
10.45
Amendment to Letter Agreement regarding offer of employment, dated March 20, 2013, from Affinity Gaming to, and acknowledged by, Marc H. Rubinstein (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated March 25, 2013)†

14.1
Affinity Gaming (formerly Affinity Gaming, LLC) Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).

14.2
Affinity Gaming (formerly Affinity Gaming, LLC) Code of Ethics for Senior Financial Officers. (incorporated by reference from Exhibit 14.2 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011)

16.1
Letter to Securities and Exchange Commission from Deloitte & Touche LLP, dated April 3, 2012 (incorporated by reference from Exhibit 16.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated April 5, 2012)

21.1	List of subsidiaries*

Exhibit No.	Description
23.1	Consent of Deloitte & Touche LLP*
23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated by reference from Exhibit 99.1 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
99.2	Compensation Committee Charter (incorporated by reference from Exhibit 99.2 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
99.3	Board Governance and Nominating Committee Charter (incorporated by reference from Exhibit 99.3 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Indicates a Management Contract or Compensation Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING
(Registrant)

Date:	April 1, 2013	By:	/s/ David D. Ross
David D. Ross
Chief Executive Officer
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc H. Rubinstein and Donna Lehmann and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this report and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Ross
David D. Ross	CEO and Director (principal executive officer)	April 1, 2013

/s/ Donna Lehmann
Donna Lehmann	SVP, CFO and Treasurer (principal financial and accounting officer)	April 1, 2013

/s/ Don R. Kornstein
Don R. Kornstein	Director, Chairman	April 1, 2013

/s/ Thomas M. Benninger
Thomas M. Benninger	Director	April 1, 2013

/s/ Scott D. Henry
Scott D. Henry	Director	April 1, 2013

/s/ Michael Rumbolz
Michael Rumbolz	Director	April 1, 2013

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affinity Gaming
Las Vegas, Nevada

In our opinion, the accompanying consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations, owners' equity (deficit) and cash flows for the year then ended present fairly, in all material respects, the financial position of Affinity Gaming and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Las Vegas, Nevada
April 1, 2013

Table of Contents	F - 2	Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Affinity Gaming
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheet of Affinity Gaming, LLC and subsidiaries, formerly known as Herbst Gaming LLC, and subsidiaries (the “Successor”), as of December 31, 2011, and the related consolidated statements of operations, owners' equity, and cash flows for the year ended December 31, 2011. We have also audited the consolidated statements of operations, owners' equity (deficit), and cash flows for Herbst Gaming, Inc. and subsidiaries (the “Predecessor”) for the year ended December 31, 2010. These financial statements are the responsibility of the Successor's and Predecessor's (collectively, the “Company”) management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the Successor's consolidated financial statements present fairly, in all material respects, the financial position of the Successor at December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011. Further, in our opinion, the Predecessor's consolidated financial statements presents fairly, in all material respects, the results of its operations and its cash flows the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
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

As discussed in Note 3 to the consolidated financial statements, the accompanying 2011 and 2010 financial statements have been retrospectively adjusted for discontinued operations.
As discussed in Note 17 to the consolidated financial statements, the disclosures in the accompanying 2011 and 2010 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.
/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 30, 2012 (April 1, 2013 as to Note 17 and the effects of the restatement and reclassifications discussed in Note 19)

Table of Contents	F - 3	Financial Statement Index

AFFINITY GAMING
Consolidated Balance Sheets
(in thousands)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$126,873	$45,956
Restricted cash	608	9,237
Receivable, St Jo flood	—	4,068
Accounts receivable, net of reserve of $184 and $74, respectively	5,109	3,662
Prepaid expense	8,568	7,908
Inventory	2,835	2,854
Deferred tax asset	3,124	—
Total current assets	147,117	73,685
Property and equipment, net	267,948	218,594
Other assets, net	14,951	7,597
Assets held for sale (Note 3)	21,443	130,033
Intangibles, net	131,947	125,544
Goodwill	68,516	48,287
Total assets	$651,922	$603,740
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	14,001	11,948
Accrued interest	2,581	97
Accrued expense	21,097	23,719
Income tax payable	516	184
Deferred income taxes	—	735
Current maturities of long-term debt	7,281	1,325
Total current liabilities	45,476	38,008
Long-term debt	389,435	347,075
Other liabilities	1,007	1,014
Liabilities held for sale (Note 3)	3,552	8,644
Deferred income taxes	5,322	2,764
Total liabilities	444,792	397,505

Commitments and contingencies (Note 15)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,257,625 shares issued and outstanding at December 31, 2012	20	—
Members’ capital, $10 par value; 20,200,001 common units authorized, issued and outstanding at December 31, 2011	—	198,033
Additional paid-in-capital	207,110	1,680
Retained earnings	—	6,522
Total owners’ equity	207,130	206,235
Total liabilities and owners’ equity	$651,922	$603,740
See notes to consolidated financial statements

Table of Contents	F - 4	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Operations
(in thousands)

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010
REVENUE
Casino	$285,169	$265,810	$276,837
Food and beverage	45,784	41,710	43,733
Lodging	29,227	25,222	23,588
Fuel and retail	74,971	76,241	65,830
Other	21,210	18,629	19,527
Total revenue	456,361	427,612	429,515
Promotional allowances	(53,185)	(49,025)	(49,123)
Net revenue	403,176	378,587	380,392
EXPENSE
Casino	110,267	101,399	103,697
Food and beverage	46,395	41,806	43,278
Lodging	18,006	17,518	17,199
Fuel and retail	64,707	67,291	56,952
Other	9,649	12,546	14,188
General and administrative	72,830	69,011	72,518
Depreciation and amortization	23,266	21,169	32,294
Pre-opening expense	421	—	—
Corporate	12,726	12,201	11,936
Write downs, reserves and recoveries	(785)	(6,388)	—
Total expense	357,482	336,553	352,062
Operating income from continuing operations	45,694	42,034	28,330
Other income (expense)
Interest expense, net	(29,731)	(28,364)	55
Reorganization costs	—	—	(6,797)
Fresh-start adjustments	—	—	(160,316)
Reorganization of debt	—	—	633,659
Impairment charges	—	—	(75,746)
Loss on extinguishment (or modification) of debt	(8,842)	—	—
Other costs	—	(1,576)	—
Total other income (expense), net	(38,573)	(29,940)	390,855
Income from continuing operations before income tax	7,121	12,094	419,185
Provision for income taxes	(2,487)	(4,222)	—
Income from continuing operations	$4,634	$7,872	$419,185

Discontinued operations (Note 3):
Loss from discontinued operations before income tax	(9,085)	(1,877)	(30,940)
Benefit from income taxes	3,271	527	—
Loss from discontinued operations	$(5,814)	$(1,350)	$(30,940)
Net income (loss)	$(1,180)	$6,522	$388,245
See notes to consolidated financial statements

Table of Contents	F - 5	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Owners’ Equity (Deficit)
(in thousands)

	Common Stock
	Number of Shares	Amount	Members’ Capital	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance January 1, 2010 (Predecessor)	—	$—	$2,368	$1,631	$(392,244)	$(388,245)
Net income	—	—	—	—	388,245	388,245
Cancellation of predecessor equity	—	—	(2,368)	(1,631)	—	(3,999)
Elimination of predecessor deficit	—	—	—	—	3,999	3,999
Issuance of member units in connection with the emergence from Chapter 11 restructuring after fresh-start accounting	—	—	198,033	—	—	198,033
Balance December 31, 2010 (Successor)	—	—	198,033	—	—	198,033
Paid-in capital	—	—	—	1,680	—	1,680
Net income	—	—	—	—	6,522	6,522
Balance December 31, 2011	—	—	198,033	1,680	6,522	206,235
Paid-in capital	—	—	—	2,075	—	2,075
Net loss	—	—	—	—	(1,180)	(1,180)
Conversion from LLC to Corporation	20,257,625	20	(198,033)	203,355	(5,342)	—
Balance December 31, 2012	20,257,625	$20	$—	$207,110	$—	$207,130
See notes to consolidated financial statements

Table of Contents	F - 6	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,180)	$6,522	$388,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	9,085	1,877	30,940
Depreciation and amortization	23,266	21,169	32,294
Amortization of debt issuance costs	1,306	324	—
Debt discount amortization	216	—	—
(Gain) loss on sale of property and equipment	(18)	108	—
Fresh-start accounting adjustment	—	—	160,316
Loss on impairment of assets	—	—	75,746
Reorganization of debt	—	—	(633,659)
Unamortized loan fees related to debt extinguishment	1,250	—	—
Insurance proceeds St Jo flood	1,005	—	—
Share-based compensation	2,075	1,680	—
Excess cash from discontinued operations	23,892	—	—
Deferred income taxes	(1,301)	3,499	—
Decrease (increase) in operating assets:
Accounts receivable	(446)	(4,438)	(2,260)
Prepaid expense	(720)	2,150	(307)
Inventory	19	325	(170)
Due from related parties	—	—	702
Other assets	883	591	(670)
Increase (decrease) in operating liabilities:
Accounts payable	315	525	(587)
Liabilities subject to compromise	—	—	(1,869)
Accrued interest	2,484	97	—
Accrued expense	(21)	(13,818)	7,376
Income tax payable	332	184	—
Other liabilities	(52)	(248)	(97)
Reorganization items	—	—	(5,889)
Net cash provided by operating activities	$62,390	$20,547	$50,111
Cash flows from investing activities:
Collection on notes and loans receivable	—	—	33
Restricted cash	8,629	(1,500)	(7,076)
Cash paid for business acquisition	(4,305)	—	—
Insurance proceeds St Jo flood	3,045	—	—
Proceeds from sale of property and equipment	66	1,078	40
Purchases of property and equipment	(26,425)	(30,728)	(21,153)
Net cash used in investing activities	$(18,990)	$(31,150)	$(28,156)
Cash flows from financing activities:
Payment on long-term debt	(349,900)	(1,600)	—
Proceeds from long term debt	398,000	—	—
Loan origination fees	(10,583)	(1,622)	—
Reorganization items	—	—	(38,258)
Net cash provided by (used in) financing activities	37,517	(3,222)	(38,258)
Net increase (decrease) in cash and cash equivalents	80,917	(13,825)	(16,303)
Cash and cash equivalents:
Beginning of year	45,956	59,781	76,084
End of year	$126,873	$45,956	$59,781

Cash flows from discontinued operations:
Cash flows from operating activities	$(1,493)	$22,299	$9,829
Cash flows from investing activities	(1,300)	(7,005)	(6,528)
Cash flows from discontinued operations	$(2,793)	$15,294	$3,301

Supplemental cash flow information:
Cash paid during the period for interest	$29,171	$35,313	$—
Cash paid for reorganization items	—	—	9,731
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$3,781	$2,085	$251
Non-cash disposition of assets	29,993	—	—
Non-cash purchase of Colorado assets	67,078	—	—
Non-cash loan origination fees	62	—	—
Change in estimated values of acquired assets and liabilities (Note 3)
Prepaid assets	$—	$(459)	$—
Property and equipment	—	422	—
Goodwill	—	1,376	—
Accrued expense	—	(1,319)	—
See notes to consolidated financial statements.

Table of Contents	F - 7	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

1.    ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization

We originally organized Affinity Gaming (formerly known as Affinity Gaming, LLC; together with its subsidiaries, “Affinity”, “Successor”, “we” or “us”) as Herbst Gaming, LLC in the State of Nevada on March 29, 2010, to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the “Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Plan”).  The United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) jointly administered Predecessor’s bankruptcies under the lead case In re: Zante, Inc., Case No. BK-N-9-50746-GWZ.  The Predecessor substantially consummated their reorganization on December 31, 2010 (the “Emergence Date”), wherein we acquired all of Predecessor’s assets in consideration for the issuance of our membership interests and senior secured loans. We changed our name to Affinity Gaming, LLC on May 20, 2011, to reflect our new beginning, new Board of Directors and new management team.

On December 20, 2012 (the “Effective Time”), Affinity Gaming, LLC converted from a Nevada limited liability company into a Nevada corporation after adopting the Conversion Agreement and filing its Articles of Conversion with the Secretary of State of the State of Nevada. The resulting entity is now known as Affinity Gaming. Pursuant to the Conversion, at the Effective Time, among other things, (i) the membership interests of Affinity Gaming, LLC held by its members were converted into common shares of Affinity Gaming on a one-to-one basis and the members of Affinity Gaming, LLC became stockholders of Affinity Gaming, (ii) all property, subsidiaries, rights, privileges, powers and franchises of Affinity Gaming, LLC vested in Affinity Gaming, and all liabilities and obligations of Affinity Gaming, LLC became liabilities and obligations of Affinity Gaming, and (iii) the Articles of Organization and the Operating Agreement of Affinity Gaming, LLC, in each case as in effect immediately prior to the Effective Time, ceased to have any force or effect and the Articles of Incorporation, together with the Addendum thereto and the Bylaws of Affinity Gaming were adopted. Upon consummation of the Conversion, shares of our common stock were deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Affinity Gaming, LLC.

Also on December 20, 2012, we adopted a shareholders' rights plan, which is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding common stock, by entering into a
Rights Agreement, dated December 21, 2012, with American Stock Transfer & Trust Company, LLC, as rights agent. The
Board of Directors implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock held of record as of December 21, 2012, and directing the issuance of one preferred share purchase right with respect to each share of our common stock that shall become outstanding thereafter until the rights become exercisable or they expire as described below. Each right initially entitles holders of our common stock to buy from us one one-thousandth of a share of our Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”) at a price of $45.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights expire on December 21, 2015, unless extended or earlier redeemed. The Rights will generally become exercisable only following the tenth day after a person or group acquires or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such person or group acquiring beneficial ownership of 15% or more of our outstanding common stock. Upon the occurrence of a triggering event, the Rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer.
Our Board of Directors, however, has the power to amend the terms of the Rights without the consent of the holders of the
Rights so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable.

In addition, if we are acquired in a merger or other business combination transaction, or sell 50% or more of our assets or earnings power then, in lieu of the right to purchase our Preferred Shares, each Right will thereafter generally entitle its holder to receive the number of shares of common stock of the acquiring company using the same formula as for our common stock.
The Rights expire on December 21, 2015 unless extended or earlier redeemed or terminated. We believe these features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on the board taking action to prevent the rights from becoming exercisable, as the Rights may cause substantial dilution to a person or group that acquires or seeks to acquire 15% or more of our outstanding common stock.

Table of Contents	F - 8	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Business

We are a Nevada corporation, headquartered in Las Vegas, which owns and operates 12 casinos, six of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, we receive a fixed monthly fee.

On February 27, 2012, we sold our casino in Searchlight, Nevada and the portion of our slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC (“JETT”), a Las Vegas based slot route operator (the “JETT Transactions”). On February 29, 2012, we sold the remainder of our slot route operations, as well as our two Pahrump, Nevada casinos, to Golden Gaming, LLC, f/k/a Golden Gaming, Inc. (“Golden Gaming”), a Las Vegas based casino, tavern and slot route operator (the “Golden Gaming Disposition”). In addition, as part of the transaction with Golden Gaming, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino (together, the “Black Hawk Casinos”)—all located in Black Hawk, Colorado (the “Golden Gaming Acquisition” and together with the Golden Gaming Disposition and the JETT Transactions, the “Acquisition and Disposition Transactions”). We had leased the Black Hawk Casinos back to Golden Gaming through October 31, 2012, earning lease revenue while we waited for approval of our Colorado gaming licenses. We began operating the Black Hawk Casinos on November 1, 2012, after obtaining our Colorado gaming licenses.

On February 1, 2013, we sold the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada to Truckee Gaming, LLC (“Truckee Gaming,” and the transaction, the “Truckee Disposition”).

Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenue and expense during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include the fair values of assets and liabilities related to fresh-start accounting, reorganization valuation, depreciation and amortization, the estimated allowance for doubtful accounts receivable and the estimated cash flows we use in assessing the recoverability of long-lived assets, as well as the estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments.

At December 31, 2010, we became a new reporting entity for financial reporting purposes, with a new basis in the identifiable assets and liabilities we assumed from Predecessor, a new capital structure and no retained earnings or accumulated losses. Accordingly, we present the consolidated financial statements of Predecessor separately from our consolidated financial statements. Between March 29, 2010 and December 31, 2010, Successor had no operations or results.

We adopted fresh-start accounting, which had a material effect on the consolidated financial statements as of December 31, 2010. The accretion and amortization of fresh-start adjustments had a material impact on our consolidated statements of operations and cash flows for periods subsequent to December 31, 2010.

In this 2012 Form 10-K, when we use the terms “we”, “us”, or “our” in relation to the period commencing after the Emergence Date, we are referring to Successor, and when we use those terms in relation to the period prior to the Emergence Date, we are referring to Predecessor. These references include the subsidiaries of Successor or Predecessor, unless otherwise indicated or unless the context requires otherwise.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

As discussed in Note 19, we have revised certain amounts in the accompanying consolidated financial statements for 2011 and 2010 from the amounts previously reported to correct certain errors, report certain operations as discontinued operations and make certain other reclassifications. As discussed in Note 17, we have also changed the composition of our reportable segments.

Table of Contents	F - 9	Financial Statement Index

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Our cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid instruments with original maturities of three months or less when purchased. The carrying value of the deposits and instruments approximates their fair value due to their short-term maturities.

Restricted Cash

Restricted cash consists primarily of cash held in reserve to satisfy Predecessor legal claims assumed by Successor. These cash reserves have been established to meet contingent liabilities or obligations of the Company. See Note 15 for further detail related to litigation reserves.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of our financial instruments, we prioritize those fair value measurements into one of three levels based on the nature of the inputs, as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities;

•
Level 2 –    Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and observable market data for similar, but not identical instruments; and

•	Level 3 – Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.

The fair value hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs may not be available.

Restructuring Costs

For 2010, restructuring costs include expense related to the evaluation of financial and strategic alternatives, as well as special legal and other advisors’ fees associated with our reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing of the Predecessor and its subsidiaries.

Other Costs

For the twelve months ended December 31, 2011, the line item Other costs includes approximately $0.4 million in contingent expense related to Internal Revenue Service (“IRS”) claims against the Predecessor and approximately $1.2 million in bankruptcy-related professional and trustee fees incurred by the Successor. We recorded an adjustment in the amount of $1.3 million to the liabilities we acquired from the Predecessor for IRS claims that came to our attention during the second quarter of 2011, and we recorded subsequent adjustments to that liability as expense in Other costs. We did not record any adjustments related to the IRS liabilities during 2012.

Reorganization Costs

For 2010, we have separately reported revenue, expense, and realized gains and losses that were directly associated with the reorganization of Predecessor’s business as reorganization costs in the statements of operations. In addition, we have separately reported cash provided by or used for reorganization activities in the consolidated statements of cash flows.

Table of Contents	F - 10	Financial Statement Index

Accounts Receivable

We periodically perform credit evaluations of our customers to minimize the risk of credit losses. To determine an allowance for potential credit losses related to our accounts receivable, we review accounts receivable balances based on our collections experience and the age of the receivables. In connection with fresh-start accounting, Predecessor potential credit losses were eliminated and receivables were recorded at estimated fair value.

Inventory

We record our inventory, which includes food, beverage, retail items and gasoline, at the lower of cost or market value. We determine cost using the first-in, first-out method.

Property and Equipment

We state property and equipment at cost and depreciate such assets using the straight-line method over the estimated useful lives of each assets category. For leasehold improvements, we determine amortization using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

The following table presents useful lives by asset class:

Building	40 years
Gaming equipment	5 years
Furniture, fixtures, and equipment	5-10 years
Leasehold improvements	1-20 years

Debt Issuance Costs

We capitalize debt issuance costs incurred in connection with the issuance of long-term debt and amortize such costs to interest expense using the straight-line method, which approximates the effective interest method, over the terms of the related debt agreements. Capitalized debt issuance costs at December 31, 2012 were $9.4 million, net of accumulated amortization of $1.2 million, while at December 31, 2011, capitalized debt issuance costs were $1.3 million, net of accumulated amortization of $0.3 million.

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for workers’ compensation costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Self-insurance reserves are included in accrued expense on our consolidated balance sheets in the amounts of $0.8 million and $0.6 million at December 31, 2012 and 2011, respectively.

Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, we evaluate long-lived assets for potential impairment, basing our testing method upon whether the assets are held for sale or held for use. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets

Table of Contents	F - 11	Financial Statement Index

held and used, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, we recognize an impairment loss for the difference between the carrying value of the asset and its fair value. During 2012, we recognized a loss on impairment related to the Truckee Disposition, as more fully described in Note 3. Our testing revealed no impairments during 2011 or 2010.

Goodwill and Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets, which are not subject to amortization, during the fourth quarter of each year and between annual test dates in certain circumstances. Indefinite-lived intangible assets consist primarily of license rights, which we test for impairment using a discounted cash flow approach, and trademarks, which we test for impairment using the relief-from-royalty method. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. We test goodwill for relevant reporting units for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates. During 2012, we recognized a loss on impairment related to the Truckee Disposition, as more fully described in Note 6. During our regular annual testing in 2012 and 2011 (excluding the testing related to the Truckee Disposition), the estimated fair values of our reporting units with associated goodwill substantially exceeded their carrying values for all our reporting units, so we did not record further impairment charges.

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

Revenue and Promotional Allowances

We recognize casino revenue equal to the amounts wagered by patrons less the amounts we pay to winning patrons. Additionally, we recognize lodging revenue at the time guests occupy hotel rooms, and all other revenue at the time we provide the good or service to the patron. We present revenue from retail sales net of sales tax. Revenue from casino operations includes the retail value of food, beverage, goods and services we provide to customers on a complimentary basis; such complimentary amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Lodging	$12,462	$11,582	$10,832
Food and Beverage	13,166	11,712	11,032
Other	11,663	10,604	11,212
Total	$37,291	$33,898	$33,076

Guest Rewards Programs

Our guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests' gaming activity. Guests can accumulate reward points over time which they may redeem at their discretion under the terms of the programs. If a guest does not earn any reward credits over the subsequent 12- to 18-month period, depending upon the casino, that guest forfeits their reward credit balance. Because guests can accrue the reward points, we expense those reward points, after giving effect to estimated forfeitures, as the guests earn them. We base our accruals on historical data, estimates and assumptions regarding the mix of rewards that guests will redeem and the costs of providing those rewards. We record the retail value of the point-based rewards, cash-back rewards or complimentary goods and services as promotional allowance, and we include the estimated costs of providing those rewards in the Casino line item in the expense section of our statement of operations.

Table of Contents	F - 12	Financial Statement Index

Cash, Hotel and Food Coupons

On a discretionary basis, we may award cash, lodging and food coupons to our gaming patrons, based in part on their play volume, to induce future play. The coupons are redeemable within a short time period (generally seven days for cash coupons and one month for lodging and food coupons), and guest cannot renew or extend the offer. We record the retail value of the good or service underlying the coupons as promotional allowance when guests redeem these coupons.

Accounting for Share-Based Compensation

For share-based compensation we award to employees, we recognize compensation expense over the vesting period during which the employee provides services in exchange for the award, using the grant-date fair value of the award to measure the expense. We estimate the grant-date fair value of stock options using the Black-Scholes-Merton option pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the share-based award. We include an estimate of the number of awards that will be forfeited, and we update that number based on actual forfeitures. We determine the fair value of restricted stock awards based on the fair market value of our common stock on the grant date.

Income Taxes

On the Emergence Date, we elected to be treated as a partnership for income tax under the provisions of the Internal Revenue Code. Under those provisions, the members were liable for income tax on the our taxable income as it affected the members’ individual income tax returns. Effective April 1, 2011, we elected to be treated as a C-corporation for income tax under the provisions of the Internal Revenue Code. In connection with this election, we began recording a provision for income taxes as well as related tax asset and liability accounts (see Note 10). The Predecessor elected to be taxed as an S-corporation for income tax under the provisions of the Internal Revenue Code. Accordingly, no provision for income taxes has been included in the consolidated financial statements of the Predecessor.

Concentrations of Credit Risk

We maintain cash balances at certain financial institutions located in the states in which we operate. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2012, we do not believe we have any significant concentrations of credit risk.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)(“ASU No. 2012-2”).  In ASU No. 2012-2, the FASB gave entities the option of considering qualitative factors first when attempting to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity need not take further action; however, if an entity concludes otherwise, then it must perform the quantitative impairment test by comparing the fair value of the impaired asset with its carrying amount.  The amendments in ASU No. 2012-2, which we do not expect to materially affect our financial position, results of operations or cash flows, become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

3.	ASSETS HELD FOR SALE

On September 7, 2012, we entered into an Asset Purchase Agreement (“Agreement”) with Truckee Gaming regarding the Truckee Disposition. The transaction closed on February 1, 2013. Truckee Gaming paid a base purchase price of $19.2 million less a $1.7 million credit for deferred maintenance capital plus an adjustment related to EBITDA through the closing date of the transaction of $1.4 million. Truckee Gaming received $2.9 million in cash as part of the assets transferred, which consisted of $2.5 million in cage cash and $0.4 million transferred as a purchase price adjustment. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either

Table of Contents	F - 13	Financial Statement Index

Truckee Gaming or us, pegging the working capital balances at zero. Based on the preliminary working capital balances as of February 1, 2013, Truckee Gaming received $1.0 million as a purchase price adjustment. Net of the purchase price adjustments and cash delivered to Truckee Gaming, we received gross proceeds of $17.5 million which were deposited into an account subject to a control agreement to be withdrawn by us, as permitted under the Credit Agreement. We have included the results of operations for the casinos subject to the Truckee Disposition in discontinued operations, and we have reclassified their assets and liabilities as held for sale, for all periods presented.

Our former Chief Operating Officer, Ferenc Szony, submitted his resignation concurrent with the closing of the Truckee Disposition and he became a managing principal at Truckee Gaming. We have entered into an agreement with Mr. Szony under which he will provide services to us in connection with our consulting agreement with Hotspur.

Because the carrying values of the net assets of the properties we are selling to Truckee Gaming exceeded the estimated net proceeds stipulated in the Agreement, we determined that the goodwill and long-lived assets on the books of those properties had become impaired. After performing quantitative testing, in which we used an estimate of the proceeds we will receive as an estimate for the fair value of the underlying assets, we recorded a $0.9 million impairment of goodwill and a $13.6 million impairment to fixed assets. Due to the timing of the Agreement, we have not yet finalized certain aspects of the analysis, such as the amount of proceeds we will ultimately receive, as well as the valuations of long-lived assets, intangible assets, and residual goodwill. As a result, our preliminary estimates and assumptions may change. The impairment losses have been included in results of discontinued operations in the accompanying 2012 consolidated financial statements.

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

Pursuant to the Black Hawk Agreement, upon the terms and subject to the conditions thereof, we agreed to purchase the assets and assume certain liabilities of Golden Gaming’s Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, each located in Black Hawk, Colorado ("Black Hawk Casinos"). We acquired the land and buildings of the Black Hawk Casinos which we leased back to Golden Gaming until we obtained our Colorado gaming licenses on October 18, 2012.  We recorded lease revenue of $6.5 million from Golden Gaming during the year ended December 31, 2012. On November, 1, 2012, we began operating the Black Hawk Casinos.

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

In connection with the disposition of the Searchlight Casino, the Pahrump Casinos and the Slot Route and the payment of $4.3 million to Golden Gaming, and the acquisition of the Blackhawk Casinos, we have recorded a gain on the transaction as further described below.  The fair value of the Searchlight Casino, the Pahrump Casinos and the Slot Route at the closing of the transactions was estimated to be $67.1 million, which we used in the calculation of the gain.

Table of Contents	F - 14	Financial Statement Index

We recorded a gain of $3.4 million on the properties sold under the JETT Agreement and Golden Gaming Agreement, net of selling expense of approximately $2.8 million.  Selling expense primarily consisted of legal fees related to the purchase and sale agreements.  For the year ended December 31, 2012, discontinued operations includes only two months of operations related to the properties sold under the JETT Agreement and Golden Gaming Agreement, compared to full year-to-date results for the year ended December 31, 2011.

For each of the properties we sold or that we have contracted to sell, we classified their results of operations as discontinued operations for all periods presented in the accompanying consolidated statements of operations. We have retrospectively adjusted the amounts reported for 2011 and 2010 in the following two tables to give effect to such reporting of discontinued operations.

The following table summarizes operating results for discontinued operations (in thousands):

	Year ended December 31,
	2012	2011	2010
Net revenue	$82,145	$251,982	$255,927
Pretax loss from discontinued operations	$(9,085)	$(1,877)	$(30,940)
Discontinued operations, net of tax	$(5,814)	$(1,350)	$(30,940)

The following table details our assets held for sale and liabilities related to assets held for sale (in thousands), all of which were previously reported in our Nevada segment:

	December 31,
	2012	2011
Cash and cash equivalents	$4,659	$58,744
Receivables, net	448	1,039
Notes and loans receivable	—	280
Prepayments and other	1,433	4,134
Inventory	695	1,644
Property and equipment, net	9,381	41,597
Lease acquisition costs, net	—	7,477
Other assets, net	119	220
Intangibles	483	1,819
Goodwill	4,225	13,079
Total assets held for sale	$21,443	$130,033

Accounts payable	$831	$2,121
Accrued expense	2,721	6,157
Other liabilities	—	366
Total current liabilities related to assets held for sale	$3,552	$8,644

The amounts at December 31, 2012 represent the balance of assets and liabilities on our books related to the properties we have agreed to sell in the Truckee Disposition, not necessarily the amounts that will transfer to the buyer upon the closing of the transaction. The amounts as of December 31, 2011 represent the assets and liabilities related to the properties we have agreed

Table of Contents	F - 15	Financial Statement Index

to sell to Truckee Gaming plus the assets and liabilities related to the properties we sold under the JETT Agreement and Golden Gaming Agreement. The Slot Route and Pahrump Casino assets purchased by Golden Gaming included $24.4 million in cash. The assets sold to Truckee Gaming included $2.9 million in cash. In both transactions, we retained the excess.

4.	PURCHASE PRICE ALLOCATION

On February 29, 2012, we acquired the Black Hawk Casinos as part of an asset swap with Golden Gaming, LLC which was critical to and consistent with our long-term strategic vision to divest of non-core assets and expand our geographic diversity. For a purchase price of $72.1 million, we acquired $27.9 million of property and equipment, $14.1 million of land, $8.6 million of identifiable intangible assets, and $1.3 million in operating cash as part of the transaction. We recorded goodwill in the amount by which the purchase price exceeded the $51.9 million of net identifiable assets, for a total goodwill amount of $20.2 million. In this transaction, the goodwill, which is deductible for tax purposes, represents the synergies we expect to achieve by replacing the non-core properties we gave up with the Black Hawk Casinos.

The following table presents supplemental pro forma financial information (in thousands) as if we acquired the Black Hawk Casinos as of January 1, 2011. We prepared the supplemental pro forma information for comparative purposes; it does not necessarily indicate what the actual results for the periods ended December 31, 2012 and 2011, would have been had we acquired the Black Hawk Casinos on January 1, 2011, nor is it indicative of any future results.

	Year Ended December 31,
	2012	2011
Net revenue	$432,400	$425,062
Operating income	53,217	48,903
Income from continuing operations, net of tax	9,449	9,434

5.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated Life (Years)	December 31, 2012	December 31, 2011
Building	40	$163,662	$125,691
Gaming equipment	5	43,261	34,489
Furniture, fixtures, and equipment	5 - 10	33,261	24,204
Leasehold improvements	1 - 20	206	10
Land	—	40,013	25,910
Barge	10	15,019	15,019
Construction-in-progress		13,343	13,235
Total property and equipment		308,765	238,558
Less accumulated depreciation		(40,817)	(19,964)
Total property and equipment, net		$267,948	$218,594

We recorded depreciation expense on the above assets totaling $21.0 million, $20.3 million, and $31.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Table of Contents	F - 16	Financial Statement Index

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Because the carrying values of the net assets of the properties we are selling to Truckee Gaming exceeded the estimated proceeds stipulated in the asset purchase agreement, we determined that goodwill and long-lived assets on the books of those properties had become impaired. We tested for impairment by using the proceeds from the transaction and adding estimated cash flows through the closing date to arrive at an undiscounted cash flow. We then added back selling expenses and discounted the result to arrive at a proxy for the fair value of the underlying assets, which we allocated to the respective underlying assets. After comparing the estimated fair value of the assets to their carrying values, we recorded a $0.9 million impairment of goodwill and wrote down fixed assets by $13.6 million. Due to the timing of the Agreement, we have not yet finalized certain aspects of the analysis, such as the amount of proceeds we will ultimately receive, as well as the valuations of long-lived assets, intangible assets, and residual goodwill. As a result, our preliminary estimates and assumptions may change. We have reported the impairments in discontinued operations.

We recorded $6.1 million of customer loyalty program intangible assets and $2.5 million of local tradename intangible assets related to our acquisition of substantially all of the assets of the Black Hawk Casinos.  We amortize the customer loyalty program assets using average lives similar to those we us for similar intangible assets.

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

The following table summarizes intangible assets by category (dollars in thousands):

	December 31,
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer loyalty programs	$12,164	$(2,346)	$9,818	$6,064	$(781)	$5,283
Trademarks	2,982	(730)	2,252	482	(98)	384
Total amortizing intangible assets	$15,146	$(3,076)	$12,070	$6,546	$(879)	$5,667

Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
Total non-amortizing intangible assets	$119,877		$119,877	$119,877		$119,877
Total	$135,023		$131,947	$126,423		$125,544

Table of Contents	F - 17	Financial Statement Index

The following table summarizes the changes in goodwill by reportable segment, during the year ended December 31, 2012 (dollars in thousands):

	Nevada	Midwest	Colorado	Discontinued Operations	Total
Goodwill, December 31, 2011	$33,665	$14,622	$—	$5,168	$53,455
Goodwill allocated for acquisition of the Black Hawk Casinos	—	—	20,229	—	20,229
Goodwill transferred to assets held for sale	—	—	—	(5,168)	(5,168)
Balance as of December 31, 2012	$33,665	$14,622	$20,229	$—	$68,516

We amortize definite-lived intangible assets ratably over their expected lives which, for customer loyalty programs, approximates seven years and, for trademarks, approximates 3.75 years. During the year ended December 31, 2012, we acquired customer relationship intangibles, which we are amortizing over a weighted-average useful life of approximately six years, and trademark intangibles, which we are amortizing over a weighted-average useful life of five years. Overall, we are amortizing definite-lived intangible assets over a weighted-average expected life of approximately 6.5 years.

We obtain gaming license rights when we acquire gaming entities that operate in gaming jurisdictions where competition is limited, such as states where the law only allows a certain number of operators.  We do not currently amortize gaming license rights and local tradenames because we have determined they have an indefinite useful life.

We recorded total amortization expense for continuing operations of $2.2 million, $0.9 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents the future amortization expense related to definite-lived intangible assets (in thousands):

2013	$2,530
2014	2,298
2015	2,298
2016	2,298
2017	1,788
Thereafter	858

7.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Capitalized loan fees	$9,446	$1,297
Long-term deposits	4,309	4,805
Other assets	1,196	1,495
Total	$14,951	$7,597

Table of Contents	F - 18	Financial Statement Index

8.	ACCRUED EXPENSE

Accrued expense consists of the following (dollars in thousands):

	December 31,
	2012	2011
Progressive jackpot liabilities	$2,766	$1,735
Accrued payroll and related	7,492	7,940
Slot club point liability	3,947	3,434
Litigation reserves	—	5,929
Disputed bankruptcy estate expense	1,517	1,559
Other accrued	5,375	3,122
Total	$21,097	$23,719

9.	LONG-TERM DEBT

The following table summarizes long-term debt balances as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
9% Senior Unsecured Notes due 2018	$200,000	$—
Unamortized discount	(1,784)	—
9% Senior Unsecured Notes due 2018, net	198,216	—
Senior Secured Loan	—	348,400
Senior Secured Credit Facility due 2017	198,500	—
Less: current maturities	(7,281)	(1,325)
Total long-term debt	$389,435	$347,075

Prior to March 22, 2009, HGI and certain of the lenders (the “Consenting Lenders”) under its $860 million senior credit facility (the “HGI Credit Facility”) entered into a lockup agreement (as amended and restated on June 29, 2009, the “Lockup Agreement”) which set forth the material terms of HGI’s restructuring. In exchange for Predecessor agreeing to meet certain timing milestones and to file a plan of reorganization and supporting disclosure satisfactory to Consenting Lenders holding at least two-thirds in amount of the HGI Credit Facility claims held by all of the Consenting Lenders (the “Requisite Lenders”), the Consenting Lenders agreed to vote in support of a plan of reorganization with the terms and conditions described in the Lockup Agreement during the bankruptcy balloting process. On July 22, 2009, Predecessor filed with the Bankruptcy Court an amended joint plan of reorganization. On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Order”), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact”) entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the “Bankruptcy Plan”). The Bankruptcy Plan became effective on February 5, 2010, but was not substantially consummated until December 31, 2010.

On December 31, 2010, (i) we acquired substantially all of the assets of Predecessor in consideration for $350 million in aggregate principal amount of senior secured loans ("Senior Secured Loans") and the issuance to HGI of all of our Common Units, (ii) the Senior Secured Loans and Common Units were distributed by HGI to its Lenders under the HGI Credit Facility on a pro rata basis in accordance with the Bankruptcy Plan, (iii) all of Predecessor’s approximately $1.1 billion in outstanding

Table of Contents	F - 19	Financial Statement Index

long-term debt obligations consisting of borrowings under the HGI Credit Facility, $160 million of outstanding principal amount of 8.125% Notes and $170 million of outstanding principal amount of 7% Notes were terminated and (iv) 100% of the existing equity in HGI was cancelled. After the transfer of HGI’s assets to us, all of HGI’s subsidiaries (other than E-T-T Enterprises L.L.C. and Corral Coin, Inc., which were dissolved) are wholly-owned by us.

On May 9, 2012, we repaid all of the $342.1 million debt outstanding under the Senior Secured Loans we issued to acquire substantially all of the assets of Predecessor, incurring a prepayment penalty of 2% on the principal balance in the process.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% Senior Unsecured Notes due 2018 (the "2018 Notes"), (ii) using a $200 million Senior Secured Credit Facility due 2018 ("Senior Secured Credit Facility") which, when aggregated with the 2018 Notes, provided us with an additional $38.6 million of cash after we repaid our former indebtedness, and (iii) the establishment of a $35 million Super Priority Revolving Credit Facility due 2017 ("Super Priority Revolving Credit Facility"), which remained undrawn at close.

Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The Senior Secured Credit Facility provides an accordion feature, whereby we may borrow an additional $80 million of debt subject to certain customary terms and conditions including pro forma compliance with a maximum senior secured leverage ratio (as defined in the senior secured credit facility). We incurred approximately $13.4 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of December 31, 2012 totaled $9.4 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements. During the year ended December 31, 2012, we recorded an $8.8 million loss on modification or early retirement of debt.

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

Under the terms of the Senior Secured Credit Facility and Super Priority Revolving Credit Facility, a change of control would occur in certain circumstances, including (i) when any person or group acquires 40% or more on a fully diluted basis of our voting equity interests, (ii) when there is a change of control under the 2018 Notes Indenture as described below, or (iii) when a change in the majority of continuing directors ceases to exist. A continuing director, as defined in the Senior Secured Credit Facility is a director on the date of borrowing or a director nominated by a majority of directors that existed on the date of borrowing.  A change of control would constitute an event of default under the Senior Secured Credit Facility and Super Priority Revolving Credit Facility and permit the acceleration by the lenders of all outstanding borrowings thereunder.

The Senior Secured Credit Facility and the Super Priority Revolving Credit Facility contain customary covenants including maximum total leverage ratio, maximum secured leverage ratio, minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Senior Secured Credit Facility is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the net leverage ratio is greater than or equal to 4.00 to 1.00 and equal to 25% of excess cash flow when the net leverage ratio is greater than or equal to 3.00, but less than 4.00.  At December 31, 2012, we were in compliance with all financial covenants related to our debt agreements; the Leverage Ratio on that date was 4.85 to 1.00 and the Interest Coverage Ratio was 2.35 to 1.00.

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

Table of Contents	F - 20	Financial Statement Index

Company Americas as paying agent, registrar, transfer agent and authenticating agent. Interest on the 2018 Notes, which accrues from the date of original issuance, is payable semiannually in arrears on May 15 and November 15, commencing November 15, 2012. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

The Issuers may choose to redeem some or all of the 2018 Notes at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, at a price equal to 100% of the principal amount of the 2018 Notes redeemed plus a “make-whole” premium as of the applicable redemption date, plus accrued interest.  Additionally, at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, the Issuers may choose to redeem up to 35% of the 2018 Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 109% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to the redemption date, as long as at least 65% of the aggregate principal amount of the 2018 Notes originally issued remains outstanding immediately after giving effect to any such redemption and the redemption occurs not more than 180 days after the date of the closing of the equity offering.  On and after May 15, 2015, the Issuers are entitled to redeem all or a portion of the 2018 Notes upon providing not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on May 15 of the years set forth in the table below.

Year	Percentage
2015	104.50%
2016	102.25%
2017 and thereafter	100.00%

All of our current and future domestic subsidiaries that guarantee the Senior Secured Credit Facility also fully and unconditionally guarantee the Issuers' payment obligations under the 2018 Notes on a senior unsecured basis.

The terms of the 2018 Notes Indenture, among other things, limit our ability to incur additional debt, issue preferred stock, pay dividends or make other restricted payments, make certain investments, create liens, allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates.

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

Table of Contents	F - 21	Financial Statement Index

We based the estimated fair value of the 2018 Notes and the Senior Secured Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at December 31, 2012 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$198,216	$208,127
Senior Secured Credit Facility	198,500	200,485
Total	$396,716	$408,612

10.	INCOME TAXES

Deferred Tax Assets and Liabilities

Effective April 1, 2011, we elected to be treated as a corporation for purposes of federal income tax (the “Election”). Prior to the Election, we were treated as a partnership for federal and state income tax purposes. As a partnership, our taxable income and losses were attributed to our members and, accordingly, we reflected no provision or liability for income taxes in the accompanying consolidated financial statements for periods prior to the Election.

We record deferred tax assets and liabilities to account for the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows (in thousands):

	December 31,
	2012	2011
Current deferred tax asset (liability)	$3,124	$(735)
Non-current deferred tax liability	(5,322)	(2,764)
Net deferred tax liability	$(2,198)	$(3,499)

Table of Contents	F - 22	Financial Statement Index

The following table details the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2012	2011
DEFERRED TAX ASSETS
Reserve for employee benefits	$1,241	$305
Provision for doubtful accounts	85	143
Deferred compensation	671	614
Asset retirement obligation	261	244
Progressive slot and players’ club liabilities	1,918	199
Tax benefit of current year NOL	1,355	4,635
Equity compensation	761	369
Restructuring costs	280	400
General business credits	—	181
AMT credit	573	—
Litigation reserve	—	441
Gaming taxes	600	—
Other	805	612
Gross deferred tax assets	8,550	8,143
DEFERRED TAX LIABILITIES
Depreciation and amortization	(8,553)	(8,714)
Prepaid services and supplies	(2,195)	(2,928)
Gross deferred tax liabilities	(10,748)	(11,642)
Deferred tax liabilities, net	$(2,198)	$(3,499)

At December 31, 2012, we had a gross federal net operating loss carryforward of approximately $4.0 million. In addition, we had a deferred tax asset of approximately $0.6 million related to Alternative Minimum Tax credits. We can carry forward the net operating losses and apply them to offset taxable income for 20 years; they will begin to expire in 2031. We can carry forward the Alternative Minimum Tax credit and apply it to offset regular tax liabilities indefinitely; it will not expire.

We have analyzed our filing positions in each jurisdiction where we are required to file income tax returns. We believe our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions. No jurisdiction is currently examining our tax filings for any tax years.

Table of Contents	F - 23	Financial Statement Index

Provision for Income Taxes

The following table presents the components of our income tax provision attributable to pre-tax income from continuing operations, as well as the income tax benefit attributable to pre-tax income from discontinued operations (in thousands):

	Year Ended December 31, 2012	Nine Months Ended December 31, 2011
CURRENT
Federal	$1,917	$—
State	(438)	(197)
Total current taxes	1,479	(197)
DEFERRED
Federal	(3,746)	(3,802)
State	(220)	(223)
Total deferred taxes	(3,966)	(4,025)
Provision for income taxes related to continuing operations	(2,487)	(4,222)
Benefit from income taxes related to discontinued operations	3,271	527
Total benefit from (provision for) income tax	$784	$(3,695)

The following table presents a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of pre-tax income:

	December 31,
	2012	2011
Tax at federal statutory rate	34.0%	34.0%
State income tax	2.0%	2.0%
Non-deductible expense	2.6%	2.5%
Opening balance adjustment	—%	18.0%
General business credit	(3.7)%	(2.3)%
Effective tax rate related to continuing operations	34.9%	54.2%
Effective tax rate related to discontinued operations	36.0%	36.0%
Total effective tax rate	39.9%	58.4%

11.	SHARE-BASED COMPENSATION

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

Table of Contents	F - 24	Financial Statement Index

amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending upon the form of the share-based award, new shares of our common units may be issued upon grant, option exercise or vesting of the award. We maintain two classes of a share-based plan, each as discussed below. As of December 31, 2012, we had awarded grants representing 788,428 shares of our common stock, and we could still issue grants representing as many as 211,572 shares of our common stock under the LTIP. The compensation committee of the board of directors approved this plan.

The Affinity Gaming 2011 Long Term Incentive Plan (“LTIP”) permits the granting of stock options to employees, officers, directors and consultants. Options granted to management under the LTIP generally vest ratably over three years from the date of the grant, and expire five years from the date of grant. Options granted to directors vest in two equal tranches, the first on issuance and the second on the first business day of the following calendar year. Options granted to our Chief Executive Officer vest ratably on December 31, 2011, 2012, and 2013. Vesting of the Chief Executive Officer’s options is based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually.

Our LTIP also provides for the grant of Restricted Stock Units (“RSUs”). Employees, officers, directors and consultants may, upon the passage of time or the attainment of performance criteria or both, earn RSUs which they may settle for cash, shares, or other securities or a combination thereof. Each RSU represents a contingent right to receive one share of Affinity Gaming common stock upon vesting. Holders of RSUs may vote their shares and receive their proportionate share of any dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and our LTIP. In March 2011, our Chief Executive Officer was granted RSUs, totaling approximately 200,000 units; two-thirds of these RSUs had vested as of December 31, 2012, while the final one-third will vest on December 31, 2013. The vesting for each year is based 50% on time and 50% on achieving certain performance criteria as evaluated by the compensation committee annually. On February 24, 2012, we granted certain key executives RSUs totaling 26,832 units; these RSUs will vest ratably over three years. On December 27, 2012, we granted certain members of our Board of Directors RSUs totaling 35,126 units; half of these RSUs vested immediately, while the other half will vest on January 1, 2014.

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock units for the period ended December 31, 2012:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Balance, January 1, 2012	409,088	$10.00	303,786	$5.50	133,334	$10.00
Granted	135,139	10.25	135,139	5.92	61,958	11.30
Vested	—	—	(177,758)	5.58	(88,827)	10.44
Exercised	—	—	—	—	—	—
Forfeited	(13,424)	10.00	(13,424)	5.50	(4,333)	10.00
Balance, December 31, 2012	530,803	$10.06	247,743	$5.67	102,132	$10.40

We had a total of 257,625 shares of restricted stock outstanding as of December 31, 2012.

A summary of our exercisable stock options as of December 31, 2012 is as follows:

Number of vested stock options	283,060
Weighted-average exercise price per share	$10.03
Aggregate intrinsic value (in thousands)	$586
Weighted-average remaining contractual term in years	3.4

Table of Contents	F - 25	Financial Statement Index

At December 31, 2012, our outstanding stock options had an aggregate intrinsic value of $1.1 million, and had a weighted-average remaining contractual term of 3.5 years.

We estimate the fair value of stock option awards at their grant date using a Black-Scholes-Merton option-pricing model. During 2012 and 2011, we applied the following weighted-average assumptions:

	2012	2011
Expected term in years	5.0	5.0
Expected volatility	70.36%	63.43%
Expected dividends	—%	—%
Risk-free interest rates	0.86%	2.27%

For each year presented, we determined the expected option term using the contractual term. Because we are closely held and, therefore, do not have equity listed on a public exchange, we based expected volatility on the historical volatility associated with an average of the stocks of our peer group, which we determined to be publicly-traded, U.S.-based regional casino operators. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. Actual compensation, if any, ultimately realized may differ significantly from the amount estimated using an option-pricing model.

No stock options were exercised during 2012 or 2011.

The following tables present certain information related to compensation cost:

	Year Ended December 31,
	2012	2011
Compensation cost included in operating expense (in thousands)
Options	$1,102	$1,025
Restricted stock units	973	667
Total	$2,075	$1,692

As of December 31, 2012
Total compensation cost for non-vested awards not yet recognized (in thousands)
Stock options	$808
Restricted stock units	1,061
Total	$1,869

Weighted-average years to be recognized
Options	1.2
Restricted units	1.1

Table of Contents	F - 26	Financial Statement Index

12.	WRITE DOWNS, RESERVES AND RECOVERIES

Our operating results include various pretax charges to record contingent liability reserves, recoveries of previously recorded reserves and other non-routine transactions. The following table presents the components of Write-downs, reserves and recoveries for continuing operations (in thousands):

	Year ended December 31,
	2012	2011
Gain on insurance claim, St Jo flood	$—	$(3,259)
Litigation reserve settlement, net	(707)	(1,529)
Settlement with insurance carriers	(78)	(1,600)
	$(785)	$(6,388)

The predecessor recorded no amounts in the line item Write downs, reserves and recoveries during the year ended December 31, 2010.

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

As discussed further in Note 15, we entered into a settlement agreement with a party that had filed a claim against the Predecessor whereby we agreed to settle the litigation for a total of $4.0 million. In accordance with the terms of the settlement agreement, we made the payment in February 2012, and we recovered $0.5 million from our insurance carrier. We recorded the difference between the amount reserved as of December 31, 2010, and the settlement payment as income. Statutory interest accrued during 2011 totaled $0.8 million, which we had recorded as a general corporate expense, has also been reversed in the accompanying consolidated statements of operations. Additionally, we had maintained a cash reserve for this claim pursuant to the Bankruptcy Order; the restricted cash was released to us during 2012 to coincide with the effective date of the settlement.

As discussed further in Note 16, we self-funded health care benefits, up to a certain stop-loss amount, for employees at our Midwest casinos through December 31, 2008. We discovered an error in the placement of the policy that caused us to absorb expense above the stop loss during 2008 and 2009. In July 2011, we entered into a settlement agreement with the insurance broker and received $1.6 million as full settlement of the litigation claims related to the policy error. We recorded the settlement as income in the line item Write downs, reserves and recoveries in the accompanying consolidated statement of operations.

Table of Contents	F - 27	Financial Statement Index

13.	REORGANIZATION ITEMS

Reorganization items represent expense incurred as a result of the Chapter 11 proceedings and are presented separately in the consolidated statements of operations.

	Successor		Predecessor
	Year ended December 31,
	2012	2011	2010
Trustee fees	$—	$—	$968
Professional fees	—	—	2,874
Other	—	—	2,955
Total	$—	$—	$6,797

14.	RELATED-PARTY TRANSACTIONS

General

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

The Plan provided for the modification of certain related party agreements. On the Emergence Date, all related party agreements were assumed by, or assigned to, Successor. The terms and provisions of the related party agreements remain in effect or have been terminated as described below.

Slot route contract with Terrible Herbst, Inc.

Until the contract was terminated in February 2012 in connection with the sale of the Herbst Slot Route to JETT, we rented space for the exclusive placement of certain slot machines (route operations) in convenience stores owned by Terrible Herbst, Inc. We incurred rent expense of $1.8 million, $10.7 million and $10.5 million under this agreement for the years ended December 31, 2012, 2011, and 2010, respectively.

Other arrangements with Terrible Herbst, Inc.

Until the contract was terminated in February 2012 in connection with the sale of the Herbst Slot Route to JETT, we provided accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores pursuant to a service agreement with Terrible Herbst, Inc. Pursuant to providing our services under the contract, Terrible Herbst paid us approximately $45,000 during the year ended December 31, 2012, and approximately $0.3 million for the years ended December 31, 2011, and 2010.

We were party to a master ATM agreement with Terrible Herbst pursuant to which we were granted the exclusive right to install and maintain ATMs in Terrible Herbst convenience store locations. This agreement expired on September 30, 2011.

We entered into a nonexclusive trademark license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through June 2013. Pursuant to this trademark license agreement, we incurred expenses totaling approximately $0.7 million, $1.6 million and $1.8 million to Terrible Herbst in the years ended December 31, 2012, 2011 and 2010, respectively.

Table of Contents	F - 28	Financial Statement Index

We were party to a shared services agreement with Terrible Herbst and Berry-Hinckley Industries whereby (i) Terrible Herbst and Berry-Hinckley Industries reimbursed us for services performed by certain of our employees on behalf of Terrible Herbst and Berry-Hinckley Industries as requested from time to time, consisting primarily of the day-to-day functions of Terrible Herbst, and Berry-Hinckley Industries and (ii) we reimbursed Terrible Herbst for services performed by certain of their employees of Terrible Herbst on our behalf as requested from time to time, consisting primarily of maintaining the price books for certain of our service station locations. Under the shared services agreement, we received from Terrible Herbst approximately $0.5 million for services rendered during each of the years ended December 31, 2011 and 2010. We received from Berry-Hinckley Industries approximately $68,000 during each of the years ended December 31, 2011 and 2010. The shared services agreement expired on December 31, 2010 and was extended on a month-to-month basis through December 31, 2011. Effective January 1, 2012, we entered into a transition services agreement whereby the services of certain employees were extended as needed with a final termination date of April 30, 2012.

Until it expired on December 31, 2011, we had an advertising purchasing agreement with Terrible Herbst pursuant to which we purchased advertising time on Terrible Herbst’s network of gas pump and interior television screens for $35,000 per month for the years ended December 31, 2011 and 2010.

Lease agreements

Pursuant to an amended lease agreement that expired on April 30, 2012, we leased from The Herbst Family Limited Partnership II, or Herbst FLP II, the real property on which our former corporate headquarters was located. The general partners of Herbst FLP II are Jerry and Maryanna Herbst. We paid $58,000 under this lease during the year ended December 31, 2012, and $0.2 million under this lease during each of the years ended December 31, 2011 and 2010.

Pursuant to an amended lease agreement that expired on April 30, 2012, we leased from the Herbst’s Grandchildren’s Trust a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments. We paid $0.2 million under this lease during the year ended December 31, 2012, and $0.6 million during each of the years ended December 31, 2011 and 2010.

We leased from the Herbst Family Limited Partnership the land on which the Terrible’s Town Casino in Pahrump, NV is located. Golden Gaming assumed this lease in connection with their purchase of the Pahrump casinos. We paid $35,000 under this lease during the year ended December 31, 2012, and $0.2 million during each of the years ended December 31, 2011 and 2010.

We leased from Terrible Herbst the real property on which the Searchlight Casino in Searchlight, NV is located. Terrible Herbst leases that real property from an unrelated third party. JETT assumed this lease (see Note 3) in connection with their purchase of the Searchlight casino. We paid $30,000 under this lease during the year ended December 31, 2012, and $0.2 million in each of the years ended December 31, 2011 and 2010.

We leased land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years. We received rental income of $58,000 under this lease during the year ended December 31, 2012, and $0.3 million in each of the years ended December 31, 2011 and 2010. Either we have terminated these leases or Golden Gaming assumed them in connection with the sale of the slot route and Pahrump casinos.

Related-party transactions

As described in Note 3, we divested non-core assets in the Truckee Disposition. Our former Chief Operating Officer, Ferenc Szony, became a managing principal at Truckee Gaming, LLC. One of our directors, Thomas M. Benninger, serves as a managing general partner of Global Leveraged Capital, LLC (“GLC”), a private investment and advisory firm. In connection with the Truckee Disposition, funds managed by affiliates of GLC provided mezzanine financing for Truckee Gaming and acquired warrants, which can be exercised under certain conditions, to obtain equity interests of Truckee Gaming.

Mr. Higgins was Predecessor’s General Counsel, and the general counsel of Terrible Herbst and Berry-Hinckley Industries until July 2010. Mr. Higgins is the brother of Mary E. Higgins, Predecessor’s chief financial officer until September 2010. Mr. Higgins received compensation for services rendered to us in 2010 of $1.6 million.

Table of Contents	F - 29	Financial Statement Index

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins. Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $25,000 during the year ended December 31, 2012, and $0.2 million during each of the years ended December 31, 2011 and 2010. Golden Gaming assumed this slot route contract as part of the slot route operations they acquired from us.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location. Terms of this revenue-sharing contract were similar to the terms of the contract we entered into with HIGCO in 2003. Pursuant to this revenue-sharing contract, SamCon, Inc. paid us $17,000 during the year ended December 31, 2012, and $0.1 million during each of the years ended December 31, 2011 and 2010. Golden Gaming assumed this slot route contract as part of the slot route operations they acquired from us.

In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of Predecessor’s owners. Pursuant to this revenue-sharing contract, Prescott’s paid us $0, $74,000 and $88,000 in 2012, 2011 and 2010, respectively. Golden Gaming assumed this slot route contract as part of the slot route operations they acquired from us.

In November 2009, ETT entered into a slot route contract with Balboa Pizza, a company partially owned by Mr. David Ross, our Chief Executive Officer, to install, operate and service slot machines at a new location. The terms of this revenue-sharing contract were similar to the terms we had with other taverns. Pursuant to this revenue-sharing contract, Balboa Pizza paid us $63,000 in 2010. Mr. Ross sold his interest in Balboa Pizza effective December 31, 2010.

The accompanying consolidated balance sheet includes a receivable of $0.2 million at December 31, 2011, from Terrible Herbst, which arose in the normal course of business. The balances were non-interest bearing and payable on demand.

15.	COMMITMENTS AND CONTINGENCIES

We had non-cancelable location license agreements for space leases at groups of affiliated stores where we placed slot machines in connection with our slot route operation. The location leases and licenses, other than those related to the Herbst Slot Route, were assigned to Golden Gaming in connection with their purchase of the slot route in February 2012. We are also party to contracts that we enter into in the ordinary course of our business, including leases for real property and operating leases for equipment.

The following table presents future minimum lease payments under non-cancelable leases (in thousands):

2013	$7,996
2014	7,633
2015	7,567
2016	7,398
2017	7,330
Thereafter	175,197
Total	$213,121

We incurred rent expense totaling approximately $7.9 million, $7.5 million and $7.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On March 5, 2013, Z Capital Partners, L.L.C. and certain of its affiliates, individually as well as derivatively on behalf of Affinity Gaming, filed a complaint (the “Complaint”) against us as a nominal party and our directors as defendants in the District Court, Clark County, Nevada, seeking (A) a judgment declaring, among other things: (i) that the conversion of Affinity Gaming, LLC from a Nevada limited liability company into a Nevada corporation (the “Corporate Conversion”) was ineffective and void ab initio and that Affinity Gaming, LLC remains in existence as a Nevada limited liability company governed by its Operating Agreement dated as of December 31, 2010 (the “Operating Agreement”); or in the alternative (ii) striking and

Table of Contents	F - 30	Financial Statement Index

invalidating, and enjoining the recognition or enforcement of the agreements and governing documents purportedly entered into in connection with the Corporate Conversion, and reforming them to comply with the requirements of the Operating Agreement; and (iii) enjoining defendants from taking any action inconsistent with the Operating Agreement and refusing to take any action required by the Operating Agreement; and (iv) that the Rights Agreement, dated effective December 21, 2012, between Affinity Gaming and American Stock Transfer & Trust Company, LLC, as Rights Agent is void ab initio and unenforceable, as well as (B) related general, special, consequential and punitive damages. Based on our preliminary review of the complaint, we and our Board of Directors believe that the claims brought by Z Capital are without merit and we intend to defend against them vigorously.

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury delivered its verdict in connection with an action brought by the family of an individual who alleged that we negligently supervised an employee.  The trial judge reduced the punitive damage award to $4.1 million in a post-trial ruling. Predecessor’s insurer paid the compensatory damages award, and interest began accruing on the punitive damages award, as we filed multiple appeals.  On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admitting to fault, we agreed to a punitive damage award of $4.0 million inclusive of all accrued interest, and we agreed to pay it on behalf of our subsidiary E-T-T, LLC (which we had converted from E-T-T, Inc. and which we had acquired in connection with the Bankruptcy Plan).  In connection with the settlement, Predecessor’s insurance carrier agreed to reimburse us $0.5 million. We paid the $4.0 million settlement amount on February 24, 2012 with unrestricted cash and received the insurance reimbursement on April 27, 2012. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash was released to us in the second quarter of 2012 in connection with the settlement.

Our subsidiary, The Primadonna Company, LLC, was party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee. The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement. On March 10, 2009, the arbitrator awarded the former employee $1.3 million. in compensatory damages, plus statutory interest and attorney’s fees. We appealed the arbitration award to the Clark County District Court which, on April 21, 2010, issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanded the matter back to arbitration. On November 11, 2011, the arbitrator confirmed the award which, including statutory interest and attorneys fees through the date of arbitration, totaled $1.9 million. We had fully reserved for this amount and entered into a settlement agreement with the former employee, pursuant to which we made a full and final payment totaling $1.8 million in May 2012.

We are party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions we filed. We believe that our defenses are substantial in each of these matters and that we can successfully defend our legal position without material adverse effect on our consolidated financial statements.

We are currently building a new travel center in Primm, Nevada. In connection with the construction, we have encountered, on multiple occasions, contaminated soil requiring remediation. Much of the contamination resulted from a gas station operated more than 30 years ago, and from abandoned underground fuel lines. Through December 31, 2012, we have spent approximately $3.2 million on remediation work, and we estimate that such amount could increase to approximately $4 million. The amounts spent on remediation are incremental to our planned expenditures on the project.

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

We maintain retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. We provide limited matches of a portion of eligible employees’ contributions. For the year ended December 31,

Table of Contents	F - 31	Financial Statement Index

2012, we recorded contribution expense related to our 401(k) plans of $68,000. We did not record contribution expense during 2011 and 2010, because we did not offer any form of match of employees’ contributions during those years.

We self-funded health care benefits, up to a certain stop loss amount, for employees at our Midwest casinos through the year ended December 31, 2008. During the fourth quarter of 2008, we discovered an error in the placement of the stop loss policy that was in effect for 2007. As a result of the error in policy placement, we were subjected to additional exposure for health care claims incurred in 2007. During 2008 and 2009, respectively, we incurred approximately $1.1 million and $0.3 million in excess of stop-loss limits on claims originally incurred in 2007. Since January 1, 2009, we have used a fully-insured plan for health care benefits for our Midwest casino properties. In July 2011, we entered into a settlement agreement with the insurance broker and received $1.6 million as full settlement of the litigation claims related to the policy error. We recorded the settlement as income in the line item Write downs, reserves and recoveries in the accompanying consolidated statement of operations.

17.	SEGMENT INFORMATION

In 2010 and 2011, we had presented the following reportable segments: Northern Nevada, Southern Nevada and Midwest. As discussed in Note 3, we completed the acquisition of the Black Hawk Casinos during 2012, which we present as the new Colorado reportable segment. As a result of the sale of most of our Northern Nevada properties, we evaluated the remaining Northern Nevada property with the Southern Nevada properties for possible aggregation as one segment. During our evaluation, we determined that the remaining Northern Nevada property did not meet any of the thresholds for separate disclosure as an operating segment, and we do not project that it will meet any of the thresholds in the foreseeable future. As a result, we aggregate the remaining Northern Nevada property with our other Nevada properties as they have similar economic characteristics and meet the segment reporting aggregation criteria. The amounts reported for 2011 and 2010 in the following tables have been retrospectively adjusted from the amounts previously reported to give effect to this change in the composition of reportable segments.

Table of Contents	F - 32	Financial Statement Index

The following table presents the components of net revenue by segment (in thousands):

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010
Gross revenue
Nevada	$301,971	$296,903	$289,296
Midwest[1]	140,035	130,709	140,045
Colorado	14,355	—	—
Gross revenue from segments	456,361	427,612	429,341
Corporate other income	—	—	174
Total gross revenue	456,361	427,612	429,515
Promotional allowances
Nevada	(39,386)	(37,742)	(36,354)
Midwest[1]	(12,142)	(11,283)	(12,769)
Colorado	(1,657)	—	—
Total promotional allowances	(53,185)	(49,025)	(49,123)
Net revenue
Nevada	262,585	259,161	252,942
Midwest	127,893	119,426	127,276
Colorado	12,698	—	—
Net revenue from segments	403,176	378,587	380,218
Corporate other income	—	—	174
Total net revenue	$403,176	$378,587	$380,392

1.
We revised the gross revenue amounts for the years ended December 31, 2011 and 2010 to correct errors totaling $5.4 million and $5.8 million, respectively. After the correction, gross revenue for 2011 and 2010 is consistent with the 2012 presentation. See Note 19 in the Notes to Consolidated Financial Statements for further information.

Table of Contents	F - 33	Financial Statement Index

We use segment earnings before interest expense, income tax, depreciation, amortization, loss on impairment of assets, and restructuring and reorganization costs ("Segment EBITDA") as a measure of profit and loss to manage the operational performance of our segments. In the following table, we present revenue by segment and Segment EBITDA by segment, then we reconcile Segment EBITDA to income from continuing operations before income tax (in thousands):

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010
Segment EBITDA
Nevada	$32,784	$31,812	$33,086
Midwest	40,898	40,463	39,300
Colorado	7,718	—	—
Total segment EBITDA	81,400	72,275	72,386
Corporate and other expense	(10,651)	(10,521)	(11,762)
Depreciation and amortization
Nevada	14,150	14,100	24,036
Midwest	6,663	6,542	8,103
Colorado	2,042	—	—
Corporate and other	411	527	155
Total depreciation and amortization	23,266	21,169	32,294
Share-based compensation	2,075	1,680	—
Corporate write-downs, reserves and recoveries	(707)	(3,129)	—
Pre-opening expense	421	—	—
Operating income from continuing operations	45,694	42,034	28,330
Other income (expense)
Interest expense, net	(29,731)	(28,364)	55
Reorganization costs	—	—	(6,797)
Fresh-start adjustments	—	—	(160,316)
Reorganization of debt	—	—	633,659
Impairment charges	—	—	(75,746)
Loss on extinguishment (or modification) of debt	(8,842)	—	—
Other costs	—	(1,576)	—
Total other income (expense), net	(38,573)	(29,940)	390,855
Income (loss) from continuing operations before income tax	$7,121	$12,094	$419,185

Table of Contents	F - 34	Financial Statement Index

The following table presents total assets by reportable segment (in thousands):

	December 31,
	2012	2011
Total assets by reportable segment
Nevada	$228,980	$231,687
Midwest	212,868	220,496
Colorado	78,455	—
Reportable segment total assets	520,303	452,183
Corporate and other	131,619	151,557
Total assets	$651,922	$603,740

Total assets in the Corporate and other line consist primarily of cash at the corporate entity and held-for-sale assets.

The following table presents capital expenditures by reportable segment (in thousands):

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010
Capital expenditures by reportable segment
Nevada	$14,043	$20,157	$15,886
Midwest	11,731	11,136	5,518
Colorado	1,565	—	—
Reportable segment capital expenditures	27,339	31,293	21,404
Corporate	2,867	1,520	—
Total capital expenditures	$30,206	$32,813	$21,404

Table of Contents	F - 35	Financial Statement Index

18.	SELECTED QUARTERLY FINANCIAL INFORMATION

UNAUDITED
(in thousands)

Year Ended	Mar 31	Jun 30	Sep 30	Dec 31	Total
December 31, 2012
Net revenue	$101,705	$103,045	$100,710	$97,716	$403,176
Operating income	14,423	13,152	10,075	8,044	45,694
Income (loss) from continuing operations	4,614	(2,089)	1,646	463	4,634
December 31, 2011
Net revenue	$96,062	$100,074	$89,014	$93,437	$378,587
Operating income	11,289	10,468	7,136	13,141	42,034
Income (loss) from continuing operations	2,521	(575)	(2,276)	8,202	7,872

19.	REVISION OF PRIOR FINANCIAL STATEMENTS

We have revised certain amounts in the accompanying consolidated financial statements for the years ended December 31, 2011 and 2010 from the amounts previously reported in our 2011 Annual Report on Form 10-K for the following:

•
We corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The correction reduced previously reported casino revenue by $5.4 million in 2011 and $5.8 million in 2010, and it reduced previously reported promotional allowances by an equal amount in the respective years. The errors did not affect previously reported net revenues, operating income or cash flows for any period. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements, and we have revised all affected periods.

•	As discussed in Note 3, we have retrospectively adjusted prior period amounts to report the operations of properties sold, or under contract to be sold, as discontinued operations.

•	We have reclassified certain management fees which we were recording in other revenue in corporate into corporate expense, consistent with our presentation of other management fees.

Table of Contents	F - 36	Financial Statement Index

To disclose the impact on previously reported amounts of the revisions described above, the following table presents our revenues as originally reported in our Annual Report on Form 10-K for 2011, and as revised (in thousands):

			Reclassifications
	As Previously Reported	Error Correction	For Discontinued Operations	For Management Fees	As Restated and Reclassified
Year ended December 31, 2011 (Successor)
Casino	$297,518	$(5,364)	$(26,344)	$—	$265,810
Food and beverage	49,136	—	(7,426)	—	41,710
Lodging	33,042	—	(7,820)	—	25,222
Fuel and retail	91,684	—	(15,443)	—	76,241
Other	20,152	—	(890)	(633)	18,629
Total revenue	491,532	(5,364)	(57,923)	(633)	427,612
Promotional allowances	(59,632)	5,364	5,243	—	(49,025)
Net revenue	$431,900	$—	$(52,680)	$(633)	$378,587
Year ended December 31, 2010 (Predecessor)
Casino	$308,410	$(5,798)	$(25,775)	$—	$276,837
Food and beverage	51,344	—	(7,611)	—	43,733
Lodging	31,778	—	(8,190)	—	23,588
Fuel and retail	80,838	—	(15,008)	—	65,830
Other	20,269	—	(742)	—	19,527
Total revenue	492,639	(5,798)	(57,326)	—	429,515
Promotional allowances	(60,766)	5,798	5,845	—	(49,123)
Net revenue	$431,873	$—	$(51,481)	$—	$380,392

We also reclassified lease acquisition costs from its own line item to the Other assets, net line item as the amount was no longer material.

20.	SUBSEQUENT EVENTS

On February 1, 2013, we closed the sale contemplated by the Truckee Disposition. See Note 3 for more details.