Form 10-Q
period 2013-03-31
Affinity Gaming
filed 2013-05-13
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
Commission File Number 000-54085

Affinity Gaming

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☑

No established public trading market for our common stock currently exists. As of May 13, 2013, 20,268,339 of the registrant's shares of common stock were outstanding.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects”, “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash, and (ii) the effects on our business as a result of the reorganization proceedings of our predecessor, Herbst Gaming, Inc. and its wholly-owned subsidiaries (collectively, “Predecessor”) under title 11 of the United States Code, 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements, by their nature, relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that we cannot easily predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines at our casino properties; (v) our continued viability, our operations and results of operations; or (vi) expectations related to integration of newly-acquired casino properties.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to complete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws could have a material adverse effect on our financial condition,

•	severe weather conditions and other natural disasters that affect visitation to our casinos,

•	environmental contamination and remediation costs,

•	the recession and, in particular, the economic downturn in Nevada and California,

•	changes in income and payroll tax laws,

•	additional gaming licenses being granted in limited license jurisdictions where we operate,

•	changes in the smoking laws, and

•	other factors as described in “Part I. Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

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

Table of Contents	ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$137,446	$126,873
Restricted cash	18,027	608
Accounts receivable, net of reserve of $199 and $184, respectively	4,882	5,109
Income tax receivable	256	—
Prepaid expense	9,625	8,568
Inventory	2,698	2,835
Deferred tax asset	3,347	3,124
Total current assets	176,281	147,117
Property and equipment, net	266,866	267,948
Other assets, net	14,292	14,951
Assets held for sale (Note 4)	—	21,443
Intangibles, net	131,004	131,947
Goodwill	68,516	68,516
Total assets	$656,959	$651,922
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	13,271	14,001
Accrued interest	7,170	2,581
Accrued expense	22,629	21,097
Income tax payable	—	516
Current maturities of long-term debt	7,281	7,281
Other current liabilities	363	—
Total current liabilities	50,714	45,476
Long-term debt	389,017	389,435
Other liabilities	975	1,007
Liabilities held for sale (Note 4)	—	3,552
Deferred income taxes	6,810	5,322
Total liabilities	447,516	444,792

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,268,339 and 20,257,625 shares issued and outstanding, respectively	20	20
Additional paid-in-capital	207,443	207,110
Retained earnings	1,980	—
Total owners’ equity	209,443	207,130
Total liabilities and owners’ equity	$656,959	$651,922
See notes to consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three Months Ended March 31,
	2013	2012
REVENUE
Casino	$78,088	$72,788
Food and beverage	11,401	11,443
Lodging	6,609	7,240
Fuel and retail	15,079	18,312
Other	3,249	4,780
Total revenue	114,426	114,563
Promotional allowances	(13,380)	(12,858)
Net revenue	101,046	101,705
EXPENSE
Casino	30,403	27,668
Food and beverage	11,622	11,588
Lodging	4,422	4,346
Fuel and retail	13,092	16,082
Other	1,933	2,547
General and administrative	18,172	16,999
Depreciation and amortization	6,871	5,268
Pre-opening expense	—	20
Corporate	3,590	2,842
Write downs, reserves and recoveries	—	(78)
Total expense	90,105	87,282
Operating income from continuing operations	10,941	14,423
Other income (expense)
Interest expense, net	(7,529)	(7,363)
Total other income (expense), net	(7,529)	(7,363)
Income from continuing operations before income tax	3,412	7,060
Provision for income taxes	(1,196)	(2,446)
Income from continuing operations	$2,216	$4,614

Discontinued operations (Note 4):
Income (loss) from discontinued operations before income tax	(369)	4,660
Benefit from (provision for) income taxes	133	(1,677)
Income (loss) from discontinued operations	$(236)	$2,983
Net income	$1,980	$7,597
See notes to consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Quarter Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,980	$7,597
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, before income taxes	369	(4,660)
Depreciation and amortization	6,871	5,268
Amortization of debt costs and discounts	537	81
(Gain) loss on sale of property and equipment	(10)	4
Insurance proceeds St Jo flood	—	1,005
Share-based compensation	333	476
Excess cash from discontinued operations	—	24,964
Deferred income taxes	1,265	3,264
Receivable from related party (Truckee Gaming, LLC)	(582)	—
Decrease (increase) in operating assets:
Accounts receivable	809	(3,691)
Prepaid expense	(1,019)	(1,329)
Inventory	137	(61)
Other assets	197	379
Increase (decrease) in operating liabilities:
Accounts payable	1,488	305
Accrued interest	4,589	94
Accrued expense	1,607	(4,940)
Income tax payable/receivable	(772)	747
Other liabilities	(44)	(274)
Equity compensation deferred tax adjustment	—	23
Net cash provided by operating activities	17,755	29,252
Cash flows from investing activities:
Restricted cash	(17,419)	1,638
Proceeds from sale to Truckee Gaming, LLC	17,447	—
Cash paid for business acquisition	—	(4,305)
Insurance proceeds St Jo flood	—	3,045
Proceeds from sale of property and equipment	10	32
Purchases of property and equipment	(6,658)	(4,542)
Net cash used in investing activities	(6,620)	(4,132)
Cash flows from financing activities:
Payment on long-term debt	(500)	(6,325)
Loan origination fees	(62)	—
Net cash used in financing activities	(562)	(6,325)
Net increase in cash and cash equivalents	10,573	18,795
Cash and cash equivalents:
Beginning of year	126,873	45,956
End of period	$137,446	$64,751

Supplemental cash flow information:
Cash paid during the period for interest	$2,683	$8,765
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$670	$683
Non-cash disposition of assets	—	29,993
Non-cash purchase of Colorado assets	—	67,078
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

1.    ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization

We originally organized Affinity Gaming (formerly known as Affinity Gaming, LLC; together with its subsidiaries, “Affinity”, “Successor”, “we” or “us”) as Herbst Gaming, LLC in the State of Nevada on March 29, 2010, to acquire substantially all of the assets of Herbst Gaming, Inc. (“HGI” and, together with its subsidiaries, the “Predecessor”) pursuant to Predecessor’s plan of reorganization under Chapter 11 of Title 11 of the United States Code.  The United States Bankruptcy Court for the District of Nevada, Northern Division jointly administered Predecessor’s bankruptcies under the lead case In re: Zante, Inc., Case No. BK-N-9-50746-GWZ.  The Predecessor substantially consummated their reorganization on December 31, 2010 (the “Emergence Date”), wherein we acquired all of Predecessor’s assets in consideration for the issuance of our membership interests and senior secured loans. We changed our name to Affinity Gaming, LLC on May 20, 2011, to reflect our new beginning, new Board of Directors and new management team.

On December 20, 2012 (the “Effective Time”), we converted Affinity Gaming, LLC from a Nevada limited liability company into a Nevada corporation after adopting a Conversion Agreement and filing its Articles of Conversion with the Secretary of State of the State of Nevada. The resulting entity is now known as Affinity Gaming. Pursuant to the Conversion, at the Effective Time, among other things, (i) the membership interests of Affinity Gaming, LLC held by its members were converted into common shares of Affinity Gaming on a one-to-one basis and the members of Affinity Gaming, LLC became stockholders of Affinity Gaming, (ii) all property, subsidiaries, rights, privileges, powers and franchises of Affinity Gaming, LLC vested in Affinity Gaming, and all liabilities and obligations of Affinity Gaming, LLC became liabilities and obligations of Affinity Gaming, and (iii) the Articles of Organization and the Operating Agreement of Affinity Gaming, LLC, in each case as in effect immediately prior to the Effective Time, ceased to have any force or effect, and the Articles of Incorporation, together with the Addendum thereto, and the Bylaws of Affinity Gaming were adopted. Upon consummation of the Conversion, shares of our common stock were deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Affinity Gaming, LLC.

Also on December 20, 2012, we adopted a shareholders' rights plan, which is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding common stock, by entering into a Rights Agreement, dated December 21, 2012, with American Stock Transfer & Trust Company, LLC, as rights agent. The Board of Directors implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock held of record as of December 21, 2012, and directing the issuance of one preferred share purchase right with respect to each share of our common stock that shall become outstanding thereafter until the rights become exercisable or they expire as described below. Each right initially entitles holders of our common stock to buy from us one one-thousandth of a share of our Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”) at a price of $45.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights will generally become exercisable only following the tenth day after a person or group acquires or obtained the right to acquire or announced a tender or exchange offer that if consummated would result in such person or group acquiring beneficial ownership of 15% or more of our outstanding common stock (or, if such person or group already owns 15% or more of our outstanding common stock, upon such person or group acquiring one additional share of our common stock). Upon the occurrence of such a triggering event, the Rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer. Our Board of Directors, however, has the power to amend the terms of the Rights without the consent of the holders of the Rights so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable.

In addition, if we are acquired in a merger or other business combination transaction, or sell 50% or more of our assets or earnings power then, in lieu of the right to purchase our Preferred Shares, each Right will thereafter generally entitle its holder to receive the number of shares of common stock of the acquiring company using the same formula as for our common stock. The Rights expire on December 21, 2015 unless extended or earlier redeemed or terminated. We believe these features will likely encourage an acquirer to negotiate with our Board of Directors and pay a control premium before purchasing a majority of our common stock in the open market, commencing a tender offer or to condition a tender offer on the board taking action to prevent the rights from becoming exercisable, as the Rights may cause substantial dilution to a person or group that acquires or seeks to acquire 15% or more of our outstanding common stock.

Table of Contents	5	Financial Statement Index

In relation to the litigation they initiated, which we describe in Note 13, Z Capital Partners, L.L.C. and certain of its affiliates filed a motion on April 9, 2013 for preliminary injunction which would enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity from enforcing the Rights Agreement, while denying the remainder of the motion. Affinity filed an appeal of the District Court's decision to the Nevada Supreme Court together with a motion to stay enforcement of the preliminary injunction pending the appeal. The District Court granted a temporary stay until May 28, 2013, to allow the Nevada Supreme Court to consider the motion to stay. Despite the District Court's ruling on the preliminary injunction motion, an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount of range of potential loss cannot be made due to the case being in its initial stage.

Business

We are a Nevada corporation, headquartered in Las Vegas, which owns and operates 12 casinos, six of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, Hotspur pays us a fixed annual fee in monthly installments. In addition to the monthly installments, we are entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceed the threshold EBITDA for that year.

On February 27, 2012, we sold our casino in Searchlight, Nevada and the portion of our slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC (“JETT”), a Las Vegas based slot route operator (the “JETT Transactions”). On February 29, 2012, we sold the remainder of our slot route operations, as well as our two Pahrump, Nevada casinos, to Golden Gaming, LLC, f/k/a Golden Gaming, Inc. (“Golden Gaming”), a Las Vegas based casino, tavern and slot route operator (the “Golden Gaming Disposition”). In addition, as part of the transaction with Golden Gaming, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino (together, the “Black Hawk Casinos”)—all located in Black Hawk, Colorado (the “Golden Gaming Acquisition” and together with the Golden Gaming Disposition and the JETT Transactions, the “Golden Gaming Transactions”). We had leased the Black Hawk Casinos back to Golden Gaming through October 31, 2012, earning lease revenue while we waited for approval of our Colorado gaming licenses. We began operating the Black Hawk Casinos on November 1, 2012, after obtaining our Colorado gaming licenses.

On February 1, 2013, we completed the sale the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada to Truckee Gaming, LLC (“Truckee Gaming,” and the transaction, the “Truckee Disposition”).

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2013, with the audited Consolidated Balance Sheet amounts as of December 31, 2012 presented for comparative purposes, and the related unaudited condensed consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and

Table of Contents	6	Financial Statement Index

footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

As discussed in Note 15, we have revised certain amounts in the accompanying unaudited condensed consolidated financial statements for the quarter ended March 31, 2012 from the amounts previously reported to correct certain errors, report certain operations as discontinued operations and make certain other reclassifications. As discussed in Note 14, we have also changed the composition of our reportable segments.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheet as of March 31, 2013, our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2012 Form 10-K.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes to Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2012 Form 10-K.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and, other than those we have disclosed in previous filings with the Securities and Exchange Commission, we do not believe any of such pronouncements will have a material effect on our operations.

3.	RESTRICTED CASH

Our restricted cash balance at March 31, 2013 consists primarily of the proceeds we received from Truckee Gaming in connection with the sale of assets. As more fully described in Note 10, we are required to deposit cash we receive from non-core asset sales, such as the Truckee Disposition, in an account governed by an account control agreement. The balance in the control account must be used to repay amounts due under the Credit Agreement if not withdrawn within 365 days for permitted uses outlined in the Credit Agreement. As of March 31, 2013, the balance in the control account was $17.4 million. Restricted cash balances as of March 31, 2013 and December 31, 2012 also include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation policies.

4.	ASSETS HELD FOR SALE

On September 7, 2012, we entered into an Asset Purchase Agreement (“Agreement”) with Truckee Gaming regarding the Truckee Disposition. The transaction closed on February 1, 2013. Truckee Gaming paid a base purchase price of $19.2 million less a $1.7 million credit for deferred maintenance capital plus an adjustment related to EBITDA through the closing date of the transaction of $1.4 million. Truckee Gaming received $2.9 million in cash as part of the assets transferred, which consisted of $2.5 million in cage cash and $0.4 million transferred as a purchase price adjustment. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Based on the preliminary working capital balances and purchase price adjustments, we received proceeds of $17.5 million from Truckee Gaming which we deposited into an account subject to a control agreement (as discussed further in Note 3 and Note 10). During the quarter ended March 31, 2013, we recorded the final adjustments related to the purchase price, including final working capital adjustments, and recorded a gain, net of selling expenses, of $21,000 during the quarter. Including the impairment losses we recognized in 2012 related to this

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

transaction, we recognized an overall loss, net of selling expenses, of $14.8 million on the Truckee Disposition. The operating results for the casinos subject to the Truckee Disposition have been recorded in discontinued operations of the accompanying condensed consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as held-for-sale for the year ended December 31, 2012.

On February 27, 2012, we consummated the JETT Transactions. Pursuant to the Asset Purchase and Sale Agreement with JETT, upon the terms and subject to the conditions thereof, we agreed to sell the assets of our Searchlight Casino, in Searchlight, Nevada and our Terrible Herbst convenience store slot machine route operations (“Herbst Slot Route”) to JETT. We also agreed to terminate certain agreements with parties affiliated with both JETT and the former owners of Predecessor.  In consideration for the Searchlight Casino and the Herbst Slot Route, JETT agreed to (i) assume certain liabilities related to the Searchlight Casino and the Herbst Slot Route, (ii) pay an amount in cash for certain equipment used in the Herbst Slot Route, and (iii) enter into an agreement not to compete with our other slot route operations and not to solicit any of our employees engaged in the operation of our other businesses for a period of time.

On February 29, 2012, we substantially consummated the Golden Gaming Transactions.  Pursuant to the Asset and Equity Purchase Agreement, upon the terms and subject to the conditions thereof, we sold the assets of our Terrible’s Town Casino and our Terrible’s Lakeside Casino & RV Park, both located in Pahrump, Nevada (the “Pahrump Casinos”), and our slot route operations (other than the Herbst Slot Route) (the “Slot Route”) to Golden Gaming, which also assumed certain liabilities related to the Pahrump Casinos and Slot Route.

Pursuant to the Asset Purchase Agreement with an affiliate of Golden Gaming known as Golden Mardi Gras, Inc, upon the terms and subject to the conditions thereof, we agreed to purchase the assets and assume certain liabilities of the Black Hawk Casinos. We acquired the land and buildings of the Black Hawk Casinos which we leased back to Golden Gaming until we obtained our Colorado gaming licenses on October 18, 2012.  We recorded lease revenue of $1.1 million from Golden Gaming during the quarter ended March 31, 2012. On November, 1, 2012, we began operating the Black Hawk Casinos.

The agreements with Golden Gaming required us to pay a contractual purchase price adjustment based on the estimated values at closing of the Pahrump Casinos and Slot Route, on the one hand, and the Black Hawk Casinos on the other hand. For purposes of the purchase price adjustment, we determined the estimated values of the Pahrump Casinos and Slot Route and the Black Hawk casinos based on multiples of their trailing twelve months EBITDA as of their respective closing dates in February. We paid the purchase price adjustment of $4.3 million in cash.

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

During the first quarter of 2012, we recorded a gain of $3.4 million on the properties sold to JETT and Golden Gaming, net of selling expense of approximately $2.8 million.  Selling expense primarily consisted of legal fees related to the purchase and sale agreements.

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

For each of the properties we sold or that we have contracted to sell, we classified their results of operations as discontinued operations for all periods presented in the accompanying consolidated statements of operations. We have retrospectively adjusted the amounts reported for the quarter ended March 31, 2012 in the following table to give effect to such reporting of discontinued operations. For the quarter ended March 31, 2013, discontinued operations reflect only one month of operating results of the properties we sold in the Truckee Disposition, while discontinued operations during the quarter ended March 31, 2012 reflect the operating results of the properties we sold in the Truckee Disposition plus two months of operating results of the properties we sold to JETT and Golden Gaming.

The following table summarizes operating results for discontinued operations (in thousands):

	Quarter Ended March 31,
	2013	2012
Net revenue	$3,289	$43,542
Pretax income (loss) from discontinued operations	$(369)	$4,660
Discontinued operations, net of tax	$(236)	$2,983

Table of Contents	9	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table details our assets held for sale and liabilities related to assets held for sale (in thousands), all of which were previously reported in our Nevada segment:

December 31, 2012
Cash and cash equivalents	$4,659
Receivables, net	448
Notes and loans receivable	—
Prepayments and other	1,433
Inventory	695
Property and equipment, net	9,381
Lease acquisition costs, net	—
Other assets, net	119
Intangibles	483
Goodwill	4,225
Total assets held for sale	$21,443

Accounts payable	$831
Accrued expense	2,721
Other liabilities	—
Total current liabilities related to assets held for sale	$3,552

The amounts at December 31, 2012 represent the balance of assets and liabilities related to the properties we sold in the Truckee Disposition, not necessarily the amounts that transferred to the buyer upon the closing of the transaction. The assets sold to Truckee Gaming included $2.9 million in cash, while we retained the excess.

5.	PURCHASE PRICE ALLOCATION

On February 29, 2012, we acquired the Black Hawk Casinos as part of an asset swap with Golden Gaming, which was critical to and consistent with our long-term strategic vision to divest of non-core assets and expand our geographic diversity. For a purchase price of $72.1 million, we acquired $27.9 million of property and equipment, $14.1 million of land, $8.6 million of identifiable intangible assets, and $1.3 million in operating cash as part of the transaction. We recorded goodwill in the amount by which the purchase price exceeded the $51.9 million of net identifiable assets, for a total goodwill amount of $20.2 million. In this transaction, the goodwill, which is deductible for tax purposes, represents the synergies we expect to achieve by replacing the non-core properties we gave up with the Black Hawk Casinos.

Table of Contents	10	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents supplemental pro forma financial information (in thousands) for the quarter ended March 31, 2012 as if we acquired the Black Hawk Casinos as of January 1, 2012. We prepared the supplemental pro forma information for comparative purposes; it does not necessarily indicate what the actual results for the period ended March 31, 2012 would have been had we acquired the Black Hawk Casinos on January 1, 2012, nor is it indicative of any future results.

Quarter Ended
March 31, 2012
Net revenue	$111,769
Operating income	16,635
Income from continuing operations, net of tax	6,030

6.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated Life (Years)	March 31, 2013	December 31, 2012
Building	40	$164,940	$163,662
Gaming equipment	5	45,047	43,261
Furniture, fixtures, and equipment	5 - 10	35,145	33,261
Leasehold improvements	1 - 20	206	206
Land	—	40,013	40,013
Barge	10	15,019	15,019
Construction-in-progress		13,117	13,343
Total property and equipment		313,487	308,765
Less accumulated depreciation		(46,621)	(40,817)
Total property and equipment, net		$266,866	$267,948

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Table of Contents	11	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes intangible assets by category (dollars in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer loyalty programs	$12,164	$(3,080)	$9,084	$12,164	$(2,346)	$9,818
Trademarks	2,982	(939)	2,043	2,982	(730)	2,252
Total amortizing intangible assets	$15,146	$(4,019)	$11,127	$15,146	$(3,076)	$12,070

Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
Total non-amortizing intangible assets	$119,877		$119,877	$119,877		$119,877
Total	$135,023		$131,004	$135,023		$131,947

We made no changes to goodwill by reportable segment during the quarter ended March 31, 2013.

We amortize definite-lived intangible assets ratably over their expected lives which, for customer loyalty programs, approximate seven years and, for trademarks, approximate 3.75 years. Overall, we are amortizing definite-lived intangible assets over a weighted-average expected life of approximately 6.5 years.

We obtain gaming license rights when we acquire gaming entities that operate in gaming jurisdictions where competition is limited, such as states where the law only allows a certain number of operators.  We do not currently amortize gaming license rights and local tradenames because we have determined they have an indefinite useful life.

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Capitalized loan fees, net	$8,991	$9,446
Long-term deposits	4,278	4,309
Other assets	1,023	1,196
Total	$14,292	$14,951

Table of Contents	12	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

9.	ACCRUED EXPENSE

Accrued expense consists of the following (dollars in thousands):

	March 31, 2013	December 31, 2012
Progressive jackpot liabilities	$2,952	$2,766
Accrued payroll and related	7,985	7,492
Slot club point liability	3,487	3,947
Disputed bankruptcy estate expense	1,502	1,517
Other accrued expense	6,703	5,375
Total	$22,629	$21,097

10.	LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	March 31, 2013	December 31, 2012
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized discount	(1,702)	(1,784)
9% Senior Unsecured Notes due 2018, net	198,298	198,216
Senior Secured Credit Facility due 2017	198,000	198,500
Less: current maturities	(7,281)	(7,281)
Total long-term debt	$389,017	$389,435

During the quarter ended March 31, 2012, we were still operating with the $350 million of senior secured loans ("Senior Secured Loans") we entered into upon emergence from bankruptcy. On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the Senior Secured Loans.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% Senior Unsecured Notes due 2018 (the “2018 Notes”), (ii) using a $200 million Senior Secured Credit Facility due 2018 (“Senior Secured Credit Facility”) which, when aggregated with the 2018 Notes, provided us with an additional $38.6 million of cash after we repaid our former indebtedness, and (iii) the establishment of a $35 million Super Priority Revolving Credit Facility due 2017 (“Super Priority Revolving Credit Facility”), which remained undrawn at close.

Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The Senior Secured Credit Facility provides an accordion feature, whereby we may borrow an additional $80 million of debt subject to certain customary terms and conditions including pro forma compliance with a maximum senior secured leverage ratio (as defined in the senior secured credit facility). We incurred approximately $13.4 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of March 31, 2013 totaled $9.0 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements.

On September 7, 2012, we entered into the agreement for the Truckee Disposition.  Under the terms of the Credit Agreement which governs the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility (the “Credit Agreement”), we must make a mandatory repayment of amounts outstanding under the Senior Secured Credit Facility and the

Table of Contents	13	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

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

Under the terms of the Credit Agreement, a change of control would occur in certain circumstances, including (i) when any person or group acquires 40% or more on a fully diluted basis of our voting equity interests, (ii) when there is a change of control under the 2018 Notes Indenture as described below, or (iii) when a change in the majority of continuing directors ceases to exist. A continuing director, as defined in the Credit Agreement, is a director on the date of borrowing or a director nominated by a majority of directors that existed on the date of borrowing.  A change of control would constitute an event of default under the Senior Secured Credit Facility and Super Priority Revolving Credit Facility and permit the acceleration by the lenders of all outstanding borrowings thereunder.

The Credit Agreement contains customary covenants including maximum total leverage ratio, maximum secured leverage ratio, minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Senior Secured Credit Facility is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the net leverage ratio is greater than or equal to 4.00 to 1.00 and equal to 25% of excess cash flow when the net leverage ratio is greater than or equal to 3.00, but less than 4.00.  At March 31, 2013, we were in compliance with all financial covenants related to our debt agreements; the Leverage Ratio on that date was 5.14 to 1.00 and the Interest Coverage Ratio was 2.28 to 1.00.

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

Year	Percentage
2015	104.50%
2016	102.25%
2017 and thereafter	100.00%

Table of Contents	14	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

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

If we experience certain kinds of changes in control, the Issuers must make an offer to purchase the 2018 Notes at a price equal to 101% of the aggregate principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase. A change of control, as defined in the 2018 Notes Indenture, occurs when we become aware of (i) any person or group becoming the beneficial owner of more than 50% of the total voting power of our membership units, or (ii) the sale or other disposition of all or substantially all of our assets. In addition, the Issuers, under certain circumstances, must make an offer to repurchase 2018 Notes with the proceeds of certain asset sales that they do not use to purchase new assets or otherwise apply in accordance with the terms of the 2018 Notes Indenture.

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

We based the estimated fair value of the 2018 Notes and the Senior Secured Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at March 31, 2013 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$198,298	$210,692
Senior Secured Credit Facility	198,000	201,227
Total	$396,298	$411,919

11.	INCOME TAXES

For the quarters ended March 31, 2013 and 2012, our overall effective income tax rates were 35.0% and 35.2%, respectively. The 2013 percentage consisted of a rate of 35.1% for continuing operations and a rate of 36.0% for discontinued operations.

We have analyzed our filing positions in each jurisdiction where we are required to file income tax returns. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions. No jurisdiction is currently examining our tax filings for any tax years.

12.	SHARE-BASED COMPENSATION

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

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock units for the period ended March 31, 2013:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Balance, December 31, 2012	530,803	$10.06	247,743	$5.67	102,132	$10.40
Granted	—	—	—	—	10,714	14.00
Vested	—	—	(75,833)	5.77	—	—
Exercised	—	—	—	—	—	—
Canceled	(9,090)	10.00	—	—	—	—
Forfeited	(43,521)	10.15	(43,521)	5.74	—	—
Balance, March 31, 2013	478,192	$10.06	128,389	$5.59	112,846	$10.75

As of March 31, 2013, awards representing 746,531 shares or potential shares of our common stock remained outstanding; therefore, awards representing 253,469 shares or potential shares of our common stock remained available for issuance under our 2011 LTIP.

13.	COMMITMENTS AND CONTINGENCIES

On March 5, 2013, Z Capital Partners, L.L.C. and certain of its affiliates, individually as well as derivatively on behalf of Affinity Gaming, filed a complaint (the “Complaint”) against us as a nominal party and our directors as defendants in the District Court, Clark County, Nevada (the “District Court”), seeking (A) a judgment declaring, among other things: (i) that the conversion of Affinity Gaming, LLC from a Nevada limited liability company into a Nevada corporation (the “Corporate Conversion”) was ineffective and void ab initio and that Affinity Gaming, LLC remains in existence as a Nevada limited liability company governed by its Operating Agreement dated as of December 31, 2010 (the “Operating Agreement”); or in the alternative (ii) striking and invalidating, and enjoining the recognition or enforcement of the agreements and governing documents purportedly entered into in connection with the Corporate Conversion, and reforming them to comply with the requirements of the Operating Agreement; and (iii) enjoining defendants from taking any action inconsistent with the Operating Agreement and refusing to take any action required by the Operating Agreement; and (iv) that the Rights Agreement, dated effective December 21, 2012, between Affinity Gaming and American Stock Transfer & Trust Company, LLC, as Rights Agent is void ab initio and unenforceable, as well as (B) related general, special, consequential and punitive damages. Based on our preliminary review of the complaint, we and our Board of Directors believe that the claims brought by Z Capital are without merit and we intend to defend against them vigorously.

Z Capital filed a motion on April 9, 2013 for preliminary injunction which would enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity from enforcing the Rights Agreement, while denying the remainder of the motion. Affinity filed an appeal of the District Court's decision to the Nevada Supreme Court together with a motion to stay enforcement of the preliminary injunction pending the appeal. The District Court granted a temporary stay until May 28, 2013, to allow the Nevada Supreme Court to consider the motion to stay. Despite the District Court's ruling on the preliminary injunction motion, an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount of range of potential loss cannot be made due to the case being in its initial stage.

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Resort & Casino (“Lakeside Iowa”) in Osceola, Iowa, initiated legal proceedings against us, Lakeside Iowa and the Iowa Racing & Gaming Commission (“IRGC”). CCDC has sought a declaratory judgment ruling that the operator's

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

contract is non-assignable. We intend to contest CCDC's position even though there are no present plans to seek to assign the agreement. That case is in discovery and a trial date has not been set. Consequently, an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount of range of potential loss cannot be made, although the likelihood of a direct monetary judgment adverse to the Company is remote.

CCDC has also named both the IRGC and us in a separate suit seeking judicial review of the IRGC's ruling in November 2010, which approved the Predecessor's creditors to become owners of Affinity Gaming, LLC, and thereby indirect owners of Lakeside Iowa, prior to our emergence from bankruptcy. We believe it is more likely than not that the IRGC and Affinity will prevail on the petition for judicial review; however, if CCDC prevails on judicial review, the amount of Lakeside Iowa’s contribution to CCDC under the operator's contract could increase from 2.5% to 3% of gross gaming revenues, and might also be assessed retroactively to November 2010.

On February 17, 2006, the District Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, a subsidiary of Predecessor, for $4.1 million in compensatory damages and $10.1 million in punitive damages. The jury delivered its verdict in connection with an action brought by the family of an individual who alleged that we negligently supervised an employee.  The trial judge reduced the punitive damage award to $4.1 million in a post-trial ruling. Predecessor’s insurer paid the compensatory damages award, and interest began accruing on the punitive damages award, as we filed multiple appeals.  On February 14, 2012, we entered into a settlement agreement with the family of the individual whereby, without admitting to fault, we agreed to a punitive damage award of $4.0 million inclusive of all accrued interest, and we agreed to pay it on behalf of our subsidiary E-T-T, LLC (which we had converted from E-T-T, Inc. and which we had acquired in connection with the Bankruptcy Plan).  In connection with the settlement, Predecessor’s insurance carrier agreed to reimburse us $0.5 million. We paid the $4.0 million settlement amount on February 24, 2012 with unrestricted cash and received the insurance reimbursement on April 27, 2012. In connection with confirmation of the Bankruptcy Order, we were required to provide a cash reserve for the initial award plus statutory interest. The restricted cash was released to us in the second quarter of 2012 in connection with the settlement.

Our subsidiary, The Primadonna Company, LLC, was party to an arbitration that was filed in 2008 in Las Vegas involving the termination of an employee. The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement. On March 10, 2009, the arbitrator awarded the former employee $1.3 million in compensatory damages, plus statutory interest and attorney’s fees. We appealed the arbitration award to the District Court which, on April 21, 2010, issued findings of fact, conclusions of law and an order setting aside the award as arbitrary and capricious, and remanded the matter back to arbitration. On November 11, 2011, the arbitrator confirmed the award which, including statutory interest and attorneys fees through the date of arbitration, totaled $1.9 million. We had fully reserved for this amount and entered into a settlement agreement with the former employee, pursuant to which we made a full and final payment totaling $1.8 million in May 2012.

We are currently building a new travel center in Primm, Nevada. In connection with the construction, we have encountered, on multiple occasions, contaminated soil requiring remediation. Much of the contamination resulted from a gas station operated more than 30 years ago, and from abandoned underground fuel lines. Through March 31, 2013, we have spent approximately $3.2 million on remediation work, and we estimate that such amount could increase to approximately $4 million. The amounts spent on remediation are incremental to our planned expenditures on the project. In April 2013, we received $1 million from our insurance carrier as partial reimbursement for environmental remediation costs we have paid in relation to the construction at the travel centers at our Primm, Nevada properties.

On June 25, 2012, the Nevada Tax Commission adopted a regulation requiring gaming companies to pay sales tax on customer complimentary meals and employee meals. The adoption of this regulation stems from a February 15, 2012 Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to use tax at the cost of the meal. The other gaming company filed in District Court a petition for judicial review of the Nevada Tax Commission decision. We have accrued the applicable sales and use tax since the date of the most recent Nevada Department of Taxation ruling, and will continue to evaluate the situation as the case with the other gaming company progresses.

We are party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions we filed. We believe that our defenses are substantial in each of these matters and that we can successfully defend our legal position without material adverse effect on our consolidated financial statements.

14.	SEGMENT INFORMATION

Table of Contents	17	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Through June 30, 2012, we had presented the following reportable segments: Northern Nevada, Southern Nevada and Midwest. As discussed in Note 4, we completed the acquisition of the Black Hawk Casinos during 2012, which we present as the new Colorado reportable segment. As a result of the sale of most of our Northern Nevada properties, we evaluated the remaining Northern Nevada property with the Southern Nevada properties for possible aggregation as one segment. During our evaluation, we determined that the remaining Northern Nevada property did not meet any of the thresholds for separate disclosure as an operating segment, and we do not project that it will meet any of the thresholds in the foreseeable future. As a result, we aggregate the remaining Northern Nevada property with our other Nevada properties as they have similar economic characteristics and meet the segment reporting aggregation criteria. The amounts reported for the quarter ended March 31, 2012 in the following tables have been retrospectively adjusted from the amounts previously reported to give effect to this change in the composition of reportable segments.

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended March 31,
	2013	2012
Gross revenue
Nevada	$68,517	$77,614
Midwest[1]	34,549	35,864
Colorado	11,360	1,085
Total gross revenue	114,426	114,563
Promotional allowances
Nevada	(8,614)	(9,939)
Midwest[1]	(2,828)	(2,919)
Colorado	(1,938)	—
Total promotional allowances	(13,380)	(12,858)
Net revenue
Nevada	59,903	67,675
Midwest	31,721	32,945
Colorado	9,422	1,085
Total net revenue	$101,046	$101,705

1.
We revised the gross revenue amount for the quarter ended March 31, 2012 to correct an error totaling $1.2 million. After the correction, gross revenue for the quarter ended March 31, 2012 is consistent with the 2013 presentation. See Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Table of Contents	18	Financial Statement Index

AFFINITY GAMING
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

	Quarter Ended March 31,
	2013	2012
Segment EBITDA
Nevada	$8,668	$10,293
Midwest	10,414	11,175
Colorado	2,320	1,085
Total segment EBITDA	21,402	22,553
Corporate and other expense	(3,257)	(2,366)
Depreciation and amortization
Nevada	3,590	3,624
Midwest	1,757	1,587
Colorado	1,307	—
Corporate and other	217	57
Total depreciation and amortization	6,871	5,268
Share-based compensation	333	476
Pre-opening expense	—	20
Operating income from continuing operations	10,941	14,423
Interest expense, net	(7,529)	(7,363)
Income from continuing operations before income tax	$3,412	$7,060

The following table presents total assets by reportable segment (in thousands):

	March 31, 2013	December 31, 2012
Total assets by reportable segment
Nevada	$229,788	$228,980
Midwest	213,090	212,868
Colorado	79,608	78,455
Reportable segment total assets	522,486	520,303
Corporate and other	134,473	131,619
Total assets	$656,959	$651,922

Total assets in the Corporate and other line consist primarily of cash at the corporate entity and held-for-sale assets.

Table of Contents	19	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents capital expenditures by reportable segment (in thousands):

	Quarter Ended March 31,
	2013	2012
Capital expenditures by reportable segment
Nevada	$4,999	$2,193
Midwest	598	2,893
Colorado	1,589	—
Reportable segment capital expenditures	7,186	5,086
Corporate	142	139
Total capital expenditures	$7,328	$5,225

15.	REVISION OF PRIOR FINANCIAL STATEMENTS

We have revised certain amounts in the accompanying consolidated financial statements for the three months ended March 31, 2012, from the amounts we previously reported in that period’s Quarterly Report on Form 10-Q for the following:

•
We corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The correction reduced previously reported casino revenue by $1.2 million in the three months ended March 31, 2012, and it reduced previously reported promotional allowances by an equal amount in the same period. The error did not affect previously reported net revenues, operating income or cash flows for the period. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements, and we have revised the affected period.

•	As discussed in Note 4, we have retrospectively adjusted prior period amounts to report the operations of properties sold, or under contract to be sold, as discontinued operations.

To disclose the impact on previously reported amounts of the revisions described above, the following table presents our revenues as originally reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and as revised (in thousands):

	As Previously Reported	Error Correction	Reclassification for Discontinued Operations	As Restated and Reclassified
Casino	$80,053	$(1,235)	$(6,030)	$72,788
Food and beverage	12,983	—	(1,540)	11,443
Lodging	8,425	—	(1,185)	7,240
Fuel and retail	21,603	—	(3,291)	18,312
Other	4,960	—	(180)	4,780
Total revenue	128,024	(1,235)	(12,226)	114,563
Promotional allowances	(15,228)	1,235	1,135	(12,858)
Net revenue	$112,796	$—	$(11,091)	$101,705

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

We also reclassified lease acquisition costs from its own line item to the Other assets, net line item as the amount was no longer material.

16.	CONDENSED CONSOLIDATED GUARANTOR DATA

On May 9, 2012, we completed the offering and sale of the 2018 Notes. We used the net proceeds from the sale of the 2018 Notes, together with borrowings under the Senior Secured Credit Facility, to terminate and repay in full all outstanding indebtedness under the existing Senior Secured Loans, plus related fees and expense.

All of our current and future domestic subsidiaries that guarantee the Senior Secured Credit Facility also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis. All of the guarantees are joint and several, and all of the guarantor subsidiaries are wholly-owned by us.

We prepared and are presenting the condensed consolidating financial statements in this footnote in accordance with Rule 3-10 of SEC Regulation S-X, and using the same accounting policies as we did to prepare the financial information located elsewhere in our consolidated financial statements and related footnotes. In 2012, we formed Affinity Gaming Finance Corp. (“AG Finance”), which is a co-issuer of the 2018 Notes. Though we present AG Finance as a co-issuer in the accompanying 2012 condensed consolidated guarantor data, we present our indebtedness as an obligation of Affinity Gaming only.

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$95,464	$—	$41,982	$—	$—	$137,446
Restricted cash	17,888	—	139	—	—	18,027
Accounts receivable, net	1,323	—	3,559	—	—	4,882
Income tax receivable	256	—	—	—	—	256
Prepaid expense	1,212	—	8,413	—	—	9,625
Inventory	—	—	2,698	—	—	2,698
Deferred income tax asset	694	—	2,653	—	—	3,347
Total current assets	116,837	—	59,444	—	—	176,281
Property and equipment, net	3,615	—	263,251	—	—	266,866
Intercompany receivables	—	—	28,746	—	(28,746)	—
Investment in subsidiaries	321,868	—	—	—	(321,868)	—
Intercompany notes receivable	193,216	—	—	—	(193,216)	—
Other assets, net	11,365	—	2,927	—	—	14,292
Intangibles	—	—	131,004	—	—	131,004
Goodwill	—	—	68,516	—	—	68,516
Total assets	$646,901	$—	$553,888	$—	$(543,830)	$656,959

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,201	$—	$11,070	$—	$—	$13,271
Intercompany payables	28,746	—	—	—	(28,746)	—
Accrued interest	7,170	—	—	—	—	7,170
Accrued expense	2,556	—	20,073	—	—	22,629
Intercompany notes payable	—	—	193,216	—	(193,216)	—
Current maturities of long-term debt	7,281	—	—	—	—	7,281
Other current liabilities	—	—	363	—	—	363
Total current liabilities	47,954	—	224,722	—	(221,962)	50,714
Long-term debt, less current portion	389,017	—	—	—	—	389,017
Other liabilities	238	—	737	—	—	975
Deferred income tax liability	249	—	6,561	—	—	6,810
Total liabilities	437,458	—	232,020	—	(221,962)	447,516

Common stock	20	—	—	—	—	20
Other equity	209,423	—	321,868	—	(321,868)	209,423
Total owners’ equity	209,443	—	321,868	—	(321,868)	209,443
Total liabilities and owners’ equity	$646,901	$—	$553,888	$—	$(543,830)	$656,959

Table of Contents	22	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2012
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$89,063	$—	$37,810	$—	$—	$126,873
Restricted cash	469	—	139	—	—	608
Accounts receivable, net	775	—	4,334	—	—	5,109
Prepaid expense	1,060	—	7,508	—	—	8,568
Inventory	—	—	2,835	—	—	2,835
Deferred income tax asset	904	—	2,220	—	—	3,124
Total current assets	92,271	—	54,846	—	—	147,117
Property and equipment, net	3,866	—	264,082	—	—	267,948
Intercompany receivables	—	—	27,500	—	(27,500)	—
Investment in subsidiaries	338,535	—	—	—	(338,535)	—
Intercompany notes receivable	193,216	—	—	—	(193,216)	—
Other assets, net	11,820	—	3,131	—	—	14,951
Assets held for sale	—	—	21,443	—	—	21,443
Intangibles	—	—	131,947	—	—	131,947
Goodwill	—	—	68,516	—	—	68,516
Total assets	$639,708	$—	$571,465	$—	$(559,251)	$651,922

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,043	$—	$11,958	$—	$—	$14,001
Intercompany payables	27,500	—	—	—	(27,500)	—
Accrued interest	2,581	—	—	—	—	2,581
Accrued expense	2,802	—	18,295	—	—	21,097
Income tax payable	516	—	—	—	—	516
Intercompany notes payable	—	—	193,216	—	(193,216)	—
Current maturities of long-term debt	7,281	—	—	—	—	7,281
Total current liabilities	42,723	—	223,469	—	(220,716)	45,476
Long-term debt, less current portion	389,435	—	—	—	—	389,435
Other liabilities	283	—	724	—	—	1,007
Liabilities held for sale	—	—	3,552	—	—	3,552
Deferred income tax liability	137	—	5,185	—	—	5,322
Total liabilities	432,578	—	232,930	—	(220,716)	444,792

Common stock	20	—	—	—	—	20
Other equity	207,110	—	338,535	—	(338,535)	207,110
Total owners’ equity	207,130	—	338,535	—	(338,535)	207,130
Total liabilities and owners’ equity	$639,708	$—	$571,465	$—	$(559,251)	$651,922

Table of Contents	23	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Statement of Operations
Quarter ended March 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$78,088	$—	$—	$78,088
Food and beverage	—	—	11,401	—	—	11,401
Lodging	—	—	6,609	—	—	6,609
Fuel and retail	—	—	15,079	—	—	15,079
Other	—	—	3,249	—	—	3,249
Total revenue	—	—	114,426	—	—	114,426
Promotional allowances	—	—	(13,380)	—	—	(13,380)
Net revenue	—	—	101,046	—	—	101,046
EXPENSE
Casino	—	—	30,403	—	—	30,403
Food and beverage	—	—	11,622	—	—	11,622
Lodging	—	—	4,422	—	—	4,422
Fuel and retail	—	—	13,092	—	—	13,092
Other	—	—	1,933	—	—	1,933
General and administrative	—	—	18,172	—	—	18,172
Corporate	3,590	—	—	—	—	3,590
Depreciation and amortization	217	—	6,654	—	—	6,871
Total expense	3,807	—	86,298	—	—	90,105
Operating income (loss) from continuing operations	(3,807)	—	14,748	—	—	10,941
Other income (expense)
Interest expense, net	(7,690)	—	—	—	161	(7,529)
Intercompany interest income	7,569	—	—	—	(7,569)	—
Intercompany interest expense	—	—	(7,569)	—	7,569	—
Income from equity investments in subsidiaries	4,588	—	—	—	(4,588)	—
Total other income (expense), net	4,467	—	(7,569)	—	(4,427)	(7,529)
Income (loss) from continuing operations before income tax	660	—	7,179	—	(4,427)	3,412
Benefit from (provision for) income taxes	1,320	—	(2,516)	—	—	(1,196)
Income (loss) from continuing operations	$1,980	$—	$4,663	$—	$(4,427)	$2,216

Discontinued operations
Income (loss) from discontinued operations before income tax	—	—	(369)			(369)
Benefit from (provision for) income taxes	—	—	133			133
Loss from discontinued operations	$—	$—	$(236)	$—	$—	$(236)
Net income (loss)	$1,980	$—	$4,427	$—	$(4,427)	$1,980

Table of Contents	24	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Statement of Operations
Quarter ended March 31, 2012
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$72,788	$—	$—	$72,788
Food and beverage	—	11,443	—	—	11,443
Lodging	—	7,240	—	—	7,240
Fuel and retail	—	18,312	—	—	18,312
Other	—	4,780	—	—	4,780
Total revenue	—	114,563	—	—	114,563
Promotional allowances	—	(12,858)	—	—	(12,858)
Net revenue	—	101,705	—	—	101,705
EXPENSE
Casino	—	27,668	—	—	27,668
Food and beverage	—	11,588	—	—	11,588
Lodging	—	4,346	—	—	4,346
Fuel and retail	—	16,082	—	—	16,082
Other	—	2,547	—	—	2,547
General and administrative	—	16,999	—	—	16,999
Corporate	2,842	—	—	—	2,842
Depreciation and amortization	56	5,212	—	—	5,268
Pre-opening expense	20	—	—	—	20
Write downs, reserves and recoveries	—	(78)	—	—	(78)
Total expense	2,918	84,364	—	—	87,282
Operating income (loss) from continuing operations	(2,918)	17,341	—	—	14,423
Other income (expense)
Interest expense, net	(8,756)	—	—	1,393	(7,363)
Intercompany interest income	7,367	—	—	(7,367)	—
Intercompany interest expense	—	(7,367)	—	7,367	—
Income from equity investments in subsidiaries	10,894	—	—	(10,894)	—
Total other income (expense), net	9,505	(7,367)	—	(9,501)	(7,363)
Income from continuing operations before income tax	6,587	9,974	—	(9,501)	7,060
Benefit from (provision for) income taxes	1,010	(3,456)	—	—	(2,446)
Income from continuing operations	$7,597	$6,518	$—	$(9,501)	$4,614

Discontinued operations
Loss from discontinued operations before tax	—	(867)	5,527	—	4,660
Benefit for income taxes	—	312	(1,989)	—	(1,677)
Loss from discontinued operations	$—	$(555)	$3,538	$—	$2,983
Net income (loss)	$7,597	$5,963	$3,538	$(9,501)	$7,597

Table of Contents	25	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Quarter ended March 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by (used in) operating activities	$(5,546)	$—	$23,301	$—	$17,755

Cash flows from investing activities:
Restricted cash	(17,419)	—		—	(17,419)
Proceeds from sale to Truckee Gaming, LLC	17,447	—	—	—	17,447
Proceeds from sale of property and equipment	—	—	10	—	10
Purchases of property and equipment	(142)	—	(6,516)	—	(6,658)
Net cash used in investing activities	$(114)	$—	$(6,506)	$—	$(6,620)

Cash flows from financing activities:
Change in intercompany accounts	12,623	—	(12,623)	—	—
Payments on long-term debt	(500)	—	—	—	(500)
Loan origination fees	(62)	—	—	—	(62)
Net cash provided by (used in) financing activities	$12,061	$—	$(12,623)	$—	$(562)

Net increase in cash and cash equivalents	6,401	—	4,172	—	10,573

Cash and cash equivalents
Beginning of year	89,063	—	37,810	—	126,873
End of period	$95,464	$—	$41,982	$—	$137,446

Table of Contents	26	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Quarter ended March 31, 2012
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by (used in) operating activities	$(13,769)	$12,653	$30,368	$29,252

Cash flows from investing activities:
Restricted cash	1,645	(7)	—	1,638
Cash paid for business acquisition	—	(4,305)	—	(4,305)
Insurance proceeds St Jo flood	—	3,045	—	3,045
Proceeds from sale of property and equipment	—	32	—	32
Purchases of property and equipment	(102)	(4,440)	—	(4,542)
Net cash provided by (used in) investing activities	$1,543	$(5,675)	$—	$(4,132)

Cash flows from financing activities:
Change in intercompany accounts	38,418	(8,050)	(30,368)	—
Payment on long-term debt	(6,325)	—	—	(6,325)
Net cash provided by (used in) financing activities	$32,093	$(8,050)	$(30,368)	$(6,325)

Net increase (decrease) in cash and cash equivalents	19,867	(1,072)	—	18,795

Cash and cash equivalents
Beginning of year	5,065	40,891	—	45,956
End of period	$24,932	$39,819	$—	$64,751

Table of Contents	27	Financial Statement Index

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

We have revised certain amounts for the three months ended March 31, 2012 from the amounts we previously reported in that period’s Quarterly Report on Form 10-Q. We corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The correction reduced previously reported casino revenue by $1.2 million in the three months ended March 31, 2012, and it reduced previously reported promotional allowances by an equal amount in the same period. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements, and we have revised the affected period. The errors did not affect net revenues, operating income or cash flows for the three months ended March 31, 2012. Refer to Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further details. The following discussion and analysis is based on the financial results for the three months ended March 31, 2013, and the revised financial results for the three months ended March 31, 2012.

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, we are a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, and Iowa and Colorado. Our casino operations included the following wholly-owned casinos (by segment):

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

As of March 31, 2013, our casino operations collectively offered approximately 287,000 square feet of gaming space with 7,509 slot machines and 140 table games, while our hotel operations offered 3,089 hotel rooms.

We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas. Under the terms of the consulting agreement, Hotspur pays us a fixed annual fee in

Table of Contents	28	Financial Statement Index

monthly installments. In addition to the monthly installments, we are entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceed the threshold EBITDA for that year.

Seasonality

We do not believe that our business reflects seasonal trends to any significant degree.  However, our casinos in the Midwest, Colorado and in Northern Nevada do experience some business interruption during the winter months.  Additionally, our casinos in Missouri are subject to flooding depending on the water levels of the Missouri and Mississippi Rivers.

Matters Affecting Comparability of Results

Several significant factors or events have had a material impact on our results of operations for the periods discussed below and affect the comparability of our results of operations from period to period.

Debt and Interest Expense. During the quarter ended March 31, 2012, we were still operating with the $350 million of senior secured loans (“Senior Secured Loans”) we entered into upon emergence from bankruptcy. On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the Senior Secured Loans.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% senior unsecured notes due 2018 ("2018 Notes"), (ii) using a $200 million senior secured credit facility due 2018 ("Term Loan Facility"), and (iii) the establishment of our $35 million Super Priority Revolving Credit Facility due 2017 ("Revolving Credit Facility" and, together with the 2018 Notes and the Term Loan Facility, the “New Credit Facilities”), which remained undrawn at close. The interest rates we were paying under the Senior Secured Loans were higher than the rates we were paying during the quarter ended March 31, 2013 under the New Credit Facilities.

All of our current and future domestic subsidiaries that guarantee the $200 million Senior Secured Credit Facility due 2018 also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis. All of the guarantees are joint and several.

Assets held for sale. In February 2012, we completed the sale of our slot route, two Pahrump, Nevada casinos and our Searchlight, Nevada casino. The results of the slot route and three casinos are presented as discontinued operations for the two months ended February 29, 2012. In September 2012, we entered into an Agreement to sell our Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada to Truckee Gaming (the “Truckee Disposition”). We have included the results of operations for the Reno, Verdi and Dayton casinos in discontinued operations, and we have reclassified their assets and liabilites as held for sale, for the year ended December 31, 2012.

Acquisition of assets. On February 29, 2012, we acquired the land and buildings of three casinos in Black Hawk, Colorado which we leased to the previous owners until we obtained our Colorado gaming licenses on October 18, 2012. On November 1, 2012, we began operating the casinos in Black Hawk. Assets and liabilities acquired on February 29, 2012 and October 31, 2012 , respectively, have been included in our consolidated financial statements based on the date acquired. We recorded rental income in our consolidated results of operations beginning March 1, 2012 pursuant to the terms of the lease agreement until such time as we obtained gaming approval and began operating the casinos on November 1, 2012.

Key Performance Indicators

We assess a variety of financial and operational performance indicators to manage our business, but the key performance indicators that we use include gross gaming revenue, promotional allowances and marketing expense, and controllable operating costs.

We measure the performance of each geographical region in which we operate based on Segment EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of assets and restructuring and reorganization costs.  Key volume indicators such as slot machine win per unit, table games win per unit, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with the casino operations.  In addition to the volume indicators, we also analyze the number of patron trips and the spend per patron trip. The industry uses the term “average daily rate” (“ADR”) to define the average amount of revenue per occupied room per day, and the term “occupancy

Table of Contents	29

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

When analyzing and discussing our results with the investment community, we use certain measures such as EBITDA and Adjusted EBITDA, which do not conform to generally accepted accounting principles in the United States (“GAAP”). You should not consider this information as an alternative to any measure of performance as promulgated under GAAP, such as net income and operating income. Our calculation of these measures may be different from the calculations used by other companies; therefore, comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measure, as well as our reasons for reporting these non-GAAP measures.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2013 AND QUARTER ENDED MARCH 31, 2012

Overall Results

The number of customers that visit our casino properties, as well as the amounts they spend while visiting, drive our financial results.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive-in traffic from feeder markets to provide visitation.  Generally, we believe that higher gas prices, changes in payroll taxes, persistently high unemployment and underemployment in our feeder markets, continued weakness in the housing market and other macroeconomic conditions that affect discretionary income have negatively impacted our gaming operations in the first quarter of 2013 when compared to the first quarter of 2012. Additionally, weather conditions in the Midwest and Colorado negatively impacted results as 2012 was an unusually mild winter, making for difficult comparisons.

Net revenue from continuing operations for the quarter ended March 31, 2013 decreased $0.7 million, or 0.6%, when compared to the quarter ended March 31, 2012. Revenue declines of $7.8 million in Nevada and $1.2 million in the Midwest were offset by the addition of the Colorado casinos, which we did not operate fully in 2012. Net revenue from Colorado was $9.4 million for the quarter ended March 31, 2013, compared to $1.1 million in net revenue, representing lease income from the prior owners, recorded in the quarter ended March 31, 2012.

Adjusted EBITDA from continuing operations decreased $2.0 million, or 10.1%. We saw Adjusted EBITDA declines of $1.6 million and $0.8 million from the Nevada Segment and the Midwest Segment, respectively, which were offset by an increase in Adjusted EBITDA of $1.2 million from the Colorado segment which we did not operate fully in 2012. Additionally, corporate expense increased $0.9 million primarily as a result of activities that we do not consider ongoing operating activities. Such activities include those related to executing strategic initiatives, including the recent asset acquisitions and dispositions, and expenses incurred in connection with the recent shareholder litigation and related proxy filings.

Reportable Segment Results

As discussed in Note 14 in Notes to Unaudited Condensed Consolidated Financial Statements, we had presented the following reportable segments through June 30, 2012: Northern Nevada, Southern Nevada and Midwest. As a result of the sale of most of our Northern Nevada properties, we aggregated the remaining Northern Nevada property with our other Nevada properties, as they have similar economic characteristics and meet the segment reporting aggregation criteria. The amounts reported for the quarter ended March 31, 2012 in the following table have been retrospectively adjusted from the amounts previously reported to give effect to this change in the composition of reportable segments.

Table of Contents	30

The following table presents financial information by reportable segment (in thousands):

	Quarter Ended March 31,
	2013	2012	Percent Change
Gross revenue
Nevada	$68,517	$77,614	(12)%
Midwest[1]	34,549	35,864	(4)%
Colorado	11,360	1,085	947%
Gross revenue from segments	114,426	114,563	—%
Other	—	—	—%
Total gross revenue	$114,426	$114,563	—%
Segment EBITDA
Nevada	$8,668	$10,293	(16)%
Midwest	10,414	11,175	(7)%
Colorado	2,320	1,085	114%
Segment EBITDA Total	21,402	22,553	(5)%
Corporate expense	(3,590)	(2,842)	26%
Corporate other income	—	—	—%
Share-based compensation	333	476	(30)%
Total Adjusted EBITDA	$18,145	$20,187	(10)%

1.
We revised the gross revenue amounts for the quarter ended March 31, 2012 to correct an error totaling $1.2 million. After the correction, gross revenue for the quarter ended March 31, 2012 is consistent with the 2013 presentation. See Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

The following table reconciles Adjusted EBITDA to income from continuing operations before income tax (in thousands):

	Quarter Ended March 31,
	2013	2012
Total Adjusted EBITDA	$18,145	$20,187
Depreciation and amortization	(6,871)	(5,268)
Share-based compensation	(333)	(476)
Pre-opening expense	—	(20)
Operating income from continuing operations	10,941	14,423
Interest expense, net	(7,529)	(7,363)
Income (loss) from continuing operations before income tax	$3,412	$7,060

Nevada. Nevada casino operations include Rail City, Terrible’s Las Vegas, the Henderson Casino and our three Primm casinos. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for 60% and 68% of our gross revenue from continuing operations for the quarters ended March 31, 2013 and 2012.

Table of Contents	31

Quarter Ended March 31, 2013 compared to Quarter Ended March 31, 2012

Gross revenue decreased $9.1 million, or 11.7%. Casino revenue decreased $3.8 million, or 9.5%, primarily due to a decrease in slot revenue, specifically unrated or transient slot revenue, at our Primm casinos. We saw declines in visitation, which we attribute to the factors we discussed earlier which impact discretionary income. Our Nevada casinos cater to drive-in traffic and Las Vegas visitors that typically visit our casinos for an experience considered to be a value when compared to the Las Vegas strip. During periods of intense promotion in the Las Vegas market, we see declines in visitation at Primm and Terrible's Las Vegas as customers take advantage of values offered by higher-end properties with which we compete. We believe this, coupled with the decline in discretionary income in our primary feeder markets, caused the casino revenue declines. Fuel and retail revenue decreased $3.2 million, or 17.9%, primarily because we have closed our gas and diesel fuel operations at Whiskey Pete’s in Primm while we construct a more modern travel center which includes amenities such as a convenience store and quick-serve restaurants. Declines in both ADR and occupancy at our Terrible’s Las Vegas and Primm hotels drove a decrease in lodging revenue of $0.7 million, or 10.7%.  Food and beverage revenue also decreased $0.6 million, or 7.3%, as a result of the decreased visitation. Other revenue declined $0.7 million, or 19.2%, due to the reduction of entertainment offerings at Primm.

Nevada Segment EBITDA decreased $1.6 million, or 15.8%. The EBITDA contribution from casino operations decreased $1.3 million, or 8.2%, which is directly attributable to the decrease in revenue, notably unrated play which is generally the most profitable. Lodging EBITDA decreased $0.7 million, or 26.8%, while the EBITDA contribution from other operating departments were relatively flat. The declines in casino EBITDA and lodging EBITDA are attributable to the continued intense promotional environment in the local and Las Vegas tourist market. During the first quarter of 2013, we saw declines in the number of patron trips and in the spend per patron trip, confirming our belief that reductions in discretionary income negatively impacted our operations. Although we saw declines in the EBITDA contribution from casino and lodging operations, we maintained cost control initiatives, including payroll efficiencies, resulting in general and administrative expense reductions of $0.6 million, or 5.6%, when compared to the same quarter in prior year.

Midwest. Midwest operations include the St Jo Frontier Casino in Missouri, the Mark Twain Casino in Missouri and the Lakeside Casino Resort in Iowa. Midwest casino operations accounted for 30%, and 31% of our gross revenue from continuing operations for the quarters ended March 31, 2013 and 2012.

Quarter Ended March 31, 2013 compared to Quarter Ended March 31, 2012

Gross revenue for our Midwest casinos decreased $1.3 million, or 3.7%. Almost the entire decrease in gross revenue occurred in casino operations, which decreased $1.2 million, or 3.8%. We experienced an increase in the number of weather impact days at our Midwest properties during the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012. The weather impact days and the resulting reduction in slot revenue, including the impact of reduced volume on slot hold, was almost entirely responsible for the declines in revenue at our Midwest properties.

Midwest Segment EBITDA decreased $0.8 million, or 6.8%, primarily as a result of the decline in gross revenue described above. Contributions to EBITDA from other operating areas remained consistent with the prior year.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado casino operations accounted for 10% of our gross revenue from continuing operations for the quarter ended March 31, 2013, and we did not operate the Black Hawk casinos during the quarter ended March 31, 2012. We earned Segment EBITDA of $2.3 million during the quarter ended March 31, 2013, while we received $1.1 million of lease revenue from the previous owners during the quarter ended March 31, 2012.

Table of Contents	32

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Quarter Ended March 31,
	2013	2012	Percent Change
Total revenue
Gaming	$78,088	72,788	7%
Food and beverage	11,401	11,443	—%
Lodging	6,609	7,240	(9)%
Fuel and retail	15,079	18,312	(18)%
Other	3,249	4,780	(32)%
Total revenue	114,426	114,563	—%
Promotional allowances	(13,380)	(12,858)	4%
Net revenue	$101,046	$101,705	(1)%

Departmental cost and expense
Gaming	$30,403	$27,668	10%
Food and beverage	11,622	11,588	—%
Lodging	4,422	4,346	2%
Fuel and retail	13,092	16,082	(19)%
Other	1,933	2,547	(24)%
General and administrative	18,172	16,999	7%
Corporate	3,590	2,842	26%
Write downs, reserves and recoveries	—	(78)	(100)%
Departmental cost and expense	$83,234	$81,994	2%

Departmental EBITDA Margins
Gaming	61%	62%
Food and beverage	(2)%	(1)%
Lodging	33%	40%
Fuel and retail	13%	12%
Other	41%	47%

Table of Contents	33

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Quarter Ended March 31,
	2013	2012
Total revenue
Gaming	68%	64%
Food and beverage	10%	10%
Lodging	6%	6%
Fuel and retail	13%	16%
Other	3%	4%
Total revenue	100%	100%
Promotional allowances	(12)%	(11)%
Net revenue	88%	89%
Departmental cost and expense
Gaming	27%	24%
Food and beverage	10%	10%
Lodging	4%	4%
Fuel and retail	11%	14%
Other	2%	2%
General and administrative	16%	15%
Corporate	3%	2%
Write downs, reserves and recoveries	—%	—%
Departmental cost and expense	73%	72%

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

Our fuel operations consist of three gas stations located at the Primm Casinos.

Cost and Expense. We aggregate our direct costs and expense, including selling, general and administrative expense for each of our operations, and include them in the expense of our reportable segments, as discussed in “Reportable Segment Results.”

Table of Contents	34

Corporate expense represents unallocated payroll, professional fees and other expense which we cannot directly attribute to our reportable segments. We present corporate expenses net of allocated management fees or expenses charged to our properties and cash fees earned under our management contract with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million and $0.3 million in management fees for the quarters ended March 31, 2013 and 2012, respectively. Overall, corporate expenses for the quarter ended March 31, 2013 increased $0.7 million, or 26.3%, when compared to the quarter ended March 31, 2012. Shared-based compensation expense decreased $0.1 million, while other operating expenses increased $0.9 million. Corporate expense increased primarily as a result of activities that we do not consider ongoing operating activities. Such activities include those related to executing strategic initiatives, including the recent asset acquisitions and dispositions, and expenses incurred in connection with the recent shareholder litigation and related proxy filings. Excluding the effect of such activities, corporate expense would have remained relatively flat when compared to the same quarter in the prior year.

Depreciation and amortization expense for the quarter ended March 31, 2013 increased $1.6 million, or 30.4%, compared to the quarter ended March 31, 2012, primarily due to capital improvements and the acquisition of assets during the year ended December 31, 2012.

Net interest expense attributable to continuing operations for the quarter ended March 31, 2013 was $7.5 million, compared to $7.4 million for the quarter ended March 31, 2012. Savings realized from the interest rate reduction resulting from our debt refinancing were offset by interest allocated to discontinued operations in the financial statements for the quarter ended March 31, 2012, and an increase in original issue discount on the Notes, recorded as interest expense.

For the quarter ended March 31, 2013, the income tax provision attributable to continuing operations was $1.2 million, while the income tax benefit attributable to discontinued operations was $0.1 million. The effective tax rate used in calculating the provision related to income from continuing operations was 35.1%.  Federal and state income taxes receivable are approximately $0.3 million as of March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  The New Credit Facilities described earlier permit us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provides an accordion feature, whereby we may borrow an additional $80 million of debt subject to certain terms and conditions, including compliance with a maximum leverage ratio (as defined in the New Credit Facilities).  We cannot assure you that, if required, we will be able to obtain the necessary approval for additional borrowing under our New Credit Facilities.

Both the Term Loan Facility and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25% and are subject to a LIBOR floor of 1.25%. The Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  We incurred approximately $13.4 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of March 31, 2013 were $9.0 million, inclusive of fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements. As of March 31, 2013, we had complied with all debt covenants.

As more fully described in Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements, the Term Loan Facility and the Revolving Credit Facility require us to make a mandatory repayment of amounts outstanding under those agreements under certain circumstances. The agreements also require that we deposit proceeds from the sale of non-core assets into an account subject to an account control agreement. Net of the purchase price adjustments and cash delivered to Truckee Gaming, we received gross proceeds from the Truckee Disposition of $17.5 million which we deposited into an account subject to a control agreement to be withdrawn by us, as permitted under the Credit Agreement.

On May 9, 2012, we and our wholly-owned subsidiary, Affinity Gaming Finance Corp. (together with us, the “Issuers”), issued the 2018 Notes in a private placement pursuant to an indenture, dated May 9, 2012, among the Issuers, the guarantors

Table of Contents	35

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

                Our primary cash needs for the next twelve months of operation include interest payments on our debt, capital expenditures for projects underway, including renovations to the recently acquired Black Hawk Casinos and the new travel center at Primm. Our capital expenditure needs also include maintenance capital and capital for the acquisition of slot machines and other of equipment required to keep our facilities competitive. Our debt requires quarterly principal repayments of $500,000 and an annual principal prepayment based on excess cash flow (as defined in the Term Loan Facility) calculated at the end of each calendar year.  For the year ended December 31, 2012, the excess cash flow was $5.3 million, reflected in current portion of long-term debt and paid in April 2013. The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of March 31, 2013, was $137.4 million, the $35 million Revolving Credit Facility, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $17.8 million during the three months ended March 31, 2013, compared to $29.3 million for the three months ended March 31, 2012. During the quarter ended March 31, 2012, we retained excess cash of $25.0 million from the JETT and Golden Gaming Transactions. Excluding that excess cash, the increase in cash provided by operating activities was driven by positive changes in net working capital, primarily accrued expense and accrued interest, which we now pay quarterly and semi-annually under our New Credit Facilities versus monthly under the Senior Secured Loans.

Cash Flows from Investing Activities

Investing activities used $6.6 million during the three months ended March 31, 2013 compared to using $4.1 million for the three months ended March 31, 2012.  The proceeds we received from the Truckee Disposition were deposited into a restricted cash account and, overall, did not impact cash flows from investing activities. Net cash used in investing activities is primarily comprised of capital expenditures which were $6.7 million and $4.5 million for the quarters ended March 31, 2013 and 2012,

Table of Contents	36

respectively. Net cash used in investing activities for the quarter ended March 31, 2012 also included cash paid for the acquisition of the Black Hawk Casinos and insurance proceeds we received related to the flooding at St Jo during 2011.

Cash Flows from Financing Activities

Financing activities used $0.6 million during the three months ended March 31, 2013, which represented repayments of long-term debt and loan origination fees. Financing activities during the three months ended March 31, 2012 were $6.3 million, also representing repayment of long-term debt. We made the excess cash flow payment required under the Senior Secured Loans on March 31, 2012, versus early April 2013 under our current Term Loan Facility.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on April 1, 2013 ("2012 Form 10-K").

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements that may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of March 31, 2013 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Term Loan Facility.  Both the Term Loan Facility and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  At March 31, 2013, the principal amount of the related borrowings under the Term Loan Facility was $198 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $2 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $411.9 million as of March 31, 2013.

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

Table of Contents	37

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

During the fiscal quarter ended March 31, 2013, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	38	Financial Statement Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our previously reported legal proceedings, refer to “Part I.  Item 3. — Legal Proceedings” in our 2012 Form 10-K, as updated in Note 13 to the accompanying unaudited condensed consolidated financial statements.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

We have not identified any material changes to the risk factors described in our 2012 Form 10-K. Risks other than those described in our 2012 Form 10-K may materially adversely affect our business, financial condition or future results, including risks and uncertainties not currently known to us or those that we currently believe are immaterial.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM5.	OTHER INFORMATION

None.

Table of Contents	39

ITEM 6.	EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table of Contents	40	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	May 13, 2013	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated:	May 13, 2013	By:	/s/ Donna Lehmann
Name: Donna Lehmann
Title: Senior Vice President, Chief Financial Officer and Treasurer