Form 10-K/A
period 2012-12-31
Affinity Gaming
filed 2013-08-05
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No. 1)
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

Documents Incorporated By Reference
Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of the registrant's definitive proxy statement for its 2013 annual meeting of stockholders filed with the Securities and Exchange Commission on April 18, 2013.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A (the “Amended Filing”) as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we originally filed with the Securities and Exchange Commission on April 1, 2013 (the “Original Filing”).  The Amended Filing amends and restates our consolidated statement of cash flows and related disclosures for the fiscal year ended December 31, 2012, includes restated financial information for the unaudited quarterly periods ended September 30, 2012 and June 30, 2012, and amends certain other Items in the Original Filing as listed below, as a result of the same error. You can find details of the restatement and other amendments below and in Note 19 and Note 22 to the accompanying audited financial statements as restated. The Amended Filing also supersedes Exhibit 99.1 to the Current Report on Form 8-K which we filed with the SEC on April 17, 2013.

Background

On June 17, 2013, management, in consultation with our Board of Directors, concluded that our consolidated statement of cash flows for the fiscal year ended December 31, 2012, and the unaudited condensed consolidated statements of cash flows for the respective three-, six- and nine-month periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should be restated because excess cash from discontinued operations had been misclassified by reporting it as an operating activity rather than an investing activity.  We retained $23.9 million of excess cash upon the completion of the previously-announced sale of all of our slot machine route operations, as well as our three casinos in Pahrump and Searchlight, Nevada. Management assessed the materiality of the classification error we describe in this paragraph; which did not affect any consolidated balance sheet, consolidated statements of operations, or consolidated statements of owners' equity (deficit) for any period; and concluded that it was material to our previously-issued financial statements included in the periodic reports during the periods mentioned.

To correct the classification error, we have restated our consolidated statements of cash flows for the fiscal year ended December 31, 2012, and for the quarterly periods ended September 30, 2012 and June 30, 2012 by presenting the $23.9 million of excess cash from discontinued operations in the investing activities section rather than in the operating activities section. Although the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations. The restatement affects both the consolidated statements of cash flows as well as the condensed information related to the required guarantor subsidiary financial statement disclosures appearing in Note 21, and in Note 22 for the impact of the error on the unaudited quarterly periods ended September 30, 2012 and June 30, 2012, to the accompanying restated audited financial statements.

As a result of the identified classification error, our management, including our principal executive officer and principal financial officer, has determined that a control deficiency existed in our internal control over financial reporting that constituted a material weakness. For a discussion of management’s consideration of our internal control over financial reporting and our disclosure controls and procedures after the identification of the material weakness, see Part II, Item 9A in this Amended Filing.

Restatement of Other Financial Statements

Concurrent with this Amended Filing, we also filed a Quarterly Report on Form 10-Q/A (the “March 10-Q/A”) as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which we originally filed on May 13, 2013.  We filed the March 10-Q/A to restate our unaudited condensed consolidated statement of cash flows and related disclosures for the quarter ended March 31, 2012, and to amend certain other Items within the previously-issued quarterly filing, including Part I, Item 4, “Controls and Procedures”, to reflect a reassessment of our internal control over financial reporting and our disclosure controls and procedures.

Revisions and Other Amendments

For the fiscal years ended December 31, 2012, 2011 and 2010, we have also included Note 21, as restated, which contains the condensed information related to required guarantor subsidiary financial statement disclosures. We previously disclosed the information in Note 21 in Exhibit 99.1 to the Current Report on Form 8-K which we filed with the SEC on April 17, 2013.

For the unaudited quarterly periods ended September 30, 2012 and June 30, 2012, we revised our statements of operations to correct the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously-issued financial statements. In addition, we revised the financial statements for the quarterly period ended June 30, 2012, to reflect discontinued operations related to the sale of three of our casinos in northern Nevada to Truckee Gaming, LLC, a transaction which originated after we filed our Form 10-Q for the quarterly period ended June 30, 2012.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the entire Original Filing as modified and superseded, where necessary, to reflect the restatement, revisions and reclassifications.  We amended the following items:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

•	Exhibit Index

We have included currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as exhibits to this Amended Filing.

We have not modified or updated disclosures presented in the Amended Filing to reflect events which occurred subsequent to the Original Filing date, other than those associated with the restatement and with discontinued operations for the June 30, 2012 financial statements discussed above. References to the “Form 10-K/A” herein shall refer to the Original Filing as amended by this Amendment No. 1 to the Original Filing.

Table of Contents	1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A for the year ended December 31, 2012 (”2012 Form 10-K/A”) contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects”, “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash, and (ii) the effects on our business as a result of the reorganization proceedings of our predecessor, Herbst Gaming, Inc. and its wholly-owned subsidiaries (collectively, “Predecessor”) under title 11 of the United States Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”).

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that we cannot easily predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines at our casino properties; (v) our continued viability, our operations and results of operations; or (vi) expectations related to integration of newly acquired casino properties.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to complete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws could have a material adverse effect on our financial condition,

•	severe weather conditions and other natural disasters that affect visitation to our casinos,

•	environmental contamination and remediation costs,

•	the recession and, in particular, the economic downturn in Nevada and California,

•	changes in income and payroll tax laws,

•	additional gaming licenses being granted in limited license jurisdictions where we operate,

•	our material weakness in internal control over financial reporting,

•	changes in the smoking laws, and

•	other factors as described in “Risk Factors.”

Any forward-looking statement made by us in this 2012 Form 10-K/A speaks only as of the date of this 2012 Form 10-K/A.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to

Table of Contents	2

predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Table of Contents	3

PART I

ITEM 1.	BUSINESS

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

Table of Contents	4

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
(2)    Mark Twain and Lakeside Iowa also have 8 and 47 RV spaces, respectively.
(3)    In 2012, Lakeside Iowa expanded from 60 to 150 hotel rooms.
(4)    Golden Mardi Gras Casino, Golden Gulch Casino and Golden Gate Casino were built or remodeled in 2000, 2003 and 1992, respectively.

Table of Contents	5

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

Table of Contents	6

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

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

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

The Nevada Act requires any person who acquires more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, that beneficially owns more than 10%, but not more than 11%, of a registered corporation's voting securities as a result of a stock repurchase by the registered corporation may not be required to file such an application. Further, an institutional investor that acquires more than 10%, but not more than 25%, of a registered corporation's voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of a registered corporation's voting securities and maintain its waiver if the additional ownership results from a stock repurchase by the registered corporation. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

Table of Contents	13

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

Table of Contents	14

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

Table of Contents	15

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

In January 2013, the Class A and Class B licenses for Affinity Gaming, HGI-St Jo and HGI-Mark Twain were renewed for four-year terms by the Missouri Gaming Commission, which continues to require, among other things:

•	suitability investigations into an applicant's character, financial responsibility, experience and qualifications;

•	suitability investigations into each designated key person or affiliated business entity's character, financial responsibility, experience and qualifications;

•	disclosure of required financial (see above) and other personal information on each key person or designated affiliated business entity;

Table of Contents	16

•	disclosure of detailed information about the applicant's history, business, affiliations, officers, directors and owners;

•	an affirmative action plan for the (a) hiring and training of minorities and women, and (b) purchase of goods and services from businesses owned by minorities and women; and

•	an economic development or impact report.

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

Missouri statutes and administrative rules contain detailed requirements and conditions concerning the operation of a licensed excursion gambling boat facility, including but not limited to the following:

•	a charge of two dollars per gaming customer per excursion that licensees must either collect from each customer or pay itself to the Missouri Gaming Commission;

•	minimum payouts;

•	the payment of a 21% tax on adjusted gross receipts;

•	prohibitions against providing credit to gaming customers;

•	the use of credit cards and cashing of checks by customers;

Table of Contents	17

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

Table of Contents	18

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

The Iowa Gaming Commission may revoke a gaming license if the licensee:

•	has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction;

Table of Contents	19

•	has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise;

•	is not the true owner of the enterprise;

•	has failed to disclose ownership of other persons in the enterprise;

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

Table of Contents	20

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

•	An institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

Table of Contents	21

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

Table of Contents	22

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

Table of Contents	23

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

Table of Contents	24

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

•	Provided incremental gaming and hotel revenue to the property

•	Added Pilot Truck Center and outdoor amphitheater

Rampart Consulting Contract

•	Signed a four-year contract in May 2011 to provide consulting services to Hotspur, the operator of the JW Marriott Resort’s Rampart Casino in Las Vegas

•	Annual consulting fee based on the greater of $2.0 million or 7% of EBITDA of the Rampart Casino

MARGIN-ENHANCEMENT PROGRAMS

Payroll and Related

•	Full time employees are being closely monitored across the enterprise, all unnecessary positions are being eliminated, selected positions are being consolidated and over-time pay is being decreased

•	Management incentive program revamped to include both cash and equity compensation, which ensures alignment of shareholder and management goals

Table of Contents	25

Player Club Reinvestment Savings

•	Improve and implement business intelligence to enhance segment analysis

•	Re-evaluation of direct reinvestments into the player loyalty club to focus promotional spend on areas with the highest returns

Key Cost Controls

•	Cost of sales reduction

•	Energy efficiency projects implemented across the portfolio to reduce energy costs

•	Outsourcing restaurants to strategically branded third parties

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

Table of Contents	26

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

Table of Contents	27

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

Table of Contents	28

ITEM 1A.	RISK FACTORS

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

Table of Contents	29

•	the lenders under our New Credit Facilities could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

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

Table of Contents	30

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

Table of Contents	31

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

Table of Contents	32

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

Table of Contents	33

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

Table of Contents	34

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

Table of Contents	35

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

Table of Contents	36

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

Table of Contents	37

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

Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability. Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity’s securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

•	pays that person any dividend or interest upon the securities;

•	allows that person to exercise, directly or indirectly, any voting ownership right conferred through securities held by that person;

Table of Contents	38

•	pays remuneration in any form to that person for services rendered or otherwise; or

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

Table of Contents	39

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

Table of Contents	40

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

Table of Contents	41

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A, “Controls and Procedures,” below, our management identified a material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a registrant will not prevent or detect a material misstatement in its annual or interim financial statements on a timely basis. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 based on criteria set forth in Internal Control - Integrated Framework by the Committee of Sponsoring Organization of the Treadway Commission, or COSO. We have developed a remediation plan designed to address the material weakness. If the action we take to remediate do not sufficiently address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results again, which could lead to substantial additional costs. In addition, even if we successfully strengthen our controls and procedures, in the future those controls and procedures may not be adequate to prevent or detect irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to

Table of Contents	42

achieve and maintain adequate internal controls over financial reporting in accordance with applicable standards, we may be unable to conclude on an ongoing basis that such internal controls over financial reporting operate effectively.

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

Table of Contents	43

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

Table of Contents	44

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	45

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Plan category	Restricted Stock Shares Awarded and Outstanding	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under 2011 LTIP
Approved by security holders	257,625	530,803	$10.06	211,572
Not approved by security holders	—	—	$—	—

As of December 31, 2012, 283,060 options and 155,493 restricted shares had vested.

Table of Contents	46

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

The following tables set forth a summary of our selected consolidated historical financial data from continuing operations as of and for the periods presented (in thousands). We derived the summary historical financial consolidated balance sheet data as of December 31, 2012 and 2011 for the Successor, and the summary historical consolidated data for results of operations for the years ended December 31, 2012 and 2011 (Successor) and December 31, 2010 (Predecessor), from the audited consolidated financial statements included elsewhere in this 2012 Form 10-K/A. We derived the summary historical consolidated financial and other data as of December 31, 2010 (Successor), 2009 (Predecessor) and 2008 (Predecessor), and for Predecessor’s years ended December 31, 2009 and 2008, from audited consolidated financial statements not included in this 2012 Form 10-K/A.

You should read this information together with the information included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes included elsewhere in this 2012 Form 10-K/A. For a discussion of matters affecting comparability of our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability of Results.”

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

RESTATEMENT AND REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

As described in the section entitled “EXPLANATORY NOTE”, we restated our consolidated statement of cash flows for the year ended December 31, 2012, contained in the Annual Report on Form 10-K which we originally filed with the Securities

Table of Contents	47

and Exchange Commission on April 1, 2013 (the “Original Filing”), by presenting the $23.9 million of excess cash from discontinued operations in the investing activities section rather than the operating activities section.  Although the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations. Management assessed the materiality of the classification error; which did not affect any consolidated balance sheet, consolidated statements of operations, or consolidated statements of owners' equity (deficit) for any period; and concluded that it was material to the financial statements included in the Original Filing.

We have also revised certain amounts for the years ended December 31, 2011 and 2010 from the amounts previously reported in our 2011 Annual Report on Form 10-K. We corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The correction reduced previously reported casino revenue by $5.4 million in 2011 and $5.8 million in 2010, and it reduced previously reported promotional allowances by an equal amount in the respective years. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements, and we have revised all affected periods. The errors did not affect net revenues, operating income or cash flows for any period. The details of the restatement, revisions and other amendments are discussed in Note 19 to the accompanying financial statements as restated.

The following discussion and analysis is based on the restated and revised financial results for the years ended December 31, 2012, 2011 and 2010.

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

Table of Contents	48

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

Table of Contents	49

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

Table of Contents	50

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

Table of Contents	51

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

Table of Contents	52

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

Table of Contents	53

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

Nevada Segment EBITDA increased $1 million, or 3.1%. Lodging EBITDA increased $3.4 million, or 50.6%, attributable to increased occupancy and ADR. Fuel and retail EBITDA increased $1.3 million, or 14.8%, attributable to the increase in the retail price of fuel.  The EBITDA from casino operations decreased $2.2 million, or 3.7%, which is attributable to the highly-competitive promotional market in Nevada.  Competition for local customers, seen through marketing and promotional offers, has been intense. Food and beverage EBITDA decreased $0.8 million, or 68%, directly related to the operation of the buffet at Primm Valley.  Other EBITDA decreased $0.6 million, or 12.5%, attributable to the transition of golf operations to a third-party operator.  General and administrative expense was comparable to prior year, and we have maintained general and administrative expense reduction plans, including payroll efficiencies and related benefit expense reductions resulting from consolidation of positions and natural attrition that we implemented throughout the Nevada region.

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

Table of Contents	54

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

Table of Contents	55

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Successor		Predecessor
	Year Ended December 31,			Percent Change
	2012	2011	2010	Current Year	Prior Year
Total revenue
Gaming	$285,169	265,810	276,837	7%	(4)%
Food and beverage	45,784	41,710	43,733	10%	(5)%
Lodging	29,227	25,222	23,588	16%	7%
Fuel and retail	74,971	76,241	65,830	(2)%	16%
Other	21,210	18,629	19,527	14%	(5)%
Total revenue	456,361	427,612	429,515	7%	—%
Promotional allowances	(53,185)	(49,025)	(49,123)	8%	—%
Net revenue	$403,176	$378,587	$380,392	6%	—%

Departmental cost and expense
Gaming	$110,267	$101,399	$103,697	9%	(2)%
Food and beverage	46,395	41,806	43,278	11%	(3)%
Lodging	18,006	17,518	17,199	3%	2%
Fuel and retail	64,707	67,291	56,952	(4)%	18%
Other	9,649	12,546	14,188	(23)%	(12)%
General and administrative	72,830	69,011	72,518	6%	(5)%
Corporate	12,726	12,201	11,936	4%	2%
Write downs, reserves and recoveries	(785)	(6,388)	—	(88)%	—%
Departmental cost and expense	$333,795	$315,384	$319,768	6%	(1)%

Departmental EBITDA Margins
Gaming	61%	62%	63%
Food and beverage	(1)%	—%	1%
Lodging	38%	31%	27%
Fuel and retail	14%	12%	13%
Other	55%	33%	27%

Table of Contents	56

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010
Total revenue
Gaming	62%	62%	64%
Food and beverage	10%	10%	10%
Lodging	6%	6%	5%
Fuel and retail	16%	18%	15%
Other	5%	4%	5%
Total revenue	100%	100%	100%
Promotional allowances	(12)%	(11)%	(11)%
Net revenue	88%	89%	89%
Departmental cost and expense
Gaming	24%	24%	24%
Food and beverage	10%	10%	10%
Lodging	4%	4%	4%
Fuel and retail	14%	16%	13%
Other	2%	3%	3%
General and administrative	16%	16%	17%
Corporate	3%	3%	3%
Write downs, reserves and recoveries	—%	(1)%	—%
Departmental cost and expense	73%	74%	74%

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

Table of Contents	57

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  On the Emergence Date, we entered into a credit agreement with Wilmington Trust Company, as administrative agent, and the lender parties from time to time thereto for $350 million in aggregate principal amount of senior secured loans (“Senior Secured Loans”).  On May 9, 2012, we repaid all of the $342.1 million debt outstanding under the Senior Secured Loans we incurred to acquire substantially all of the assets of Predecessor, incurring a prepayment penalty of 2% on the principal balance in the process.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% Senior Unsecured Notes due 2018 ("2018 Notes"), (ii) using a $200 million Senior Secured Credit Facility due 2017 ("Term Loan Facility") which, when aggregated with the 2018 Notes, provided us with an additional $38.6 million of cash after we repaid our former indebtedness, and (iii) the establishment of our $35 million Super Priority Revolving Credit Facility due 2017 ("Revolving Credit Facility"), which remained undrawn at close.  The New Credit Facilities permit us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provides an accordion feature, whereby we may borrow an additional $80 million of debt subject to certain terms and conditions including compliance with a maximum leverage ratio (as defined in the New Credit Facilities).  We cannot

Table of Contents	58

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

Table of Contents	59

Cash Flows from Operating Activities

Operating activities provided $38.5 million during the twelve months ended December 31, 2012 compared to $20.5 million for the twelve months ended December 31, 2011. The $18.0 million increase consists primarily of positive changes in working capital items.

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

Cash Flows from Investing Activities

Investing activities provided $4.9 million during the twelve months ended December 31, 2012 compared to using $31.2 million for the twelve months ended December 31, 2011.  Net cash provided by investing activities is primarily comprised of capital expenditures totaling approximately $26.4 million and $4.3 million in cash paid for the acquisition of the Black Hawk Casinos, offset by proceeds of $3 million from our insurance carriers related to property damage from the St Jo flood, the reduction in restricted cash of $8.6 million and our retention of $23.9 million of excess cash upon the completion of the sale of the slot route. Capital expenditures during 2012 included $7.8 million for the construction of the new hotel at our Lakeside Iowa property, $3.2 million for the new travel center at Primm (including environmental remediation costs incurred), and $6.6 million for slot machine purchases at our properties. The restricted cash reduction primarily related to settled litigation claims. The reduction also includes a refund of a $1.5 million escrow deposit returned upon close of the Golden transactions.

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

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Table of Contents	60

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

In relation to the Truckee Disposition, we recorded a $13.6 million impairment to fixed assets during the year ended December 31, 2012. See Note 3 in the Notes to Consolidated Financial Statements included elsewhere in this 2012 Form 10-K/A for further discussion of the impairment charge related to our fixed assets. Our testing revealed no impairments during 2011 or 2010.

Table of Contents	61

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

In relation to the Truckee Disposition, we recorded a $0.9 million goodwill impairment. During our regular annual testing in 2012 and 2011 (excluding the testing related to the Truckee Disposition), the estimated fair values of our reporting units with associated goodwill substantially exceeded their carrying values for all our reporting units, so we did not record further impairment charges. See Note 3 in the Notes to Consolidated Financial Statements included elsewhere in this 2012 Form 10-K/A for further discussion of the impairment charge related to our goodwill.

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

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this 2012 Form 10-K/A for a discussion regarding recently issued accounting pronouncements that may affect us.

Table of Contents	62

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We have included the required financial statements and schedules in this 2012 Form 10-K/A beginning on page F-1.

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

Our management authorized D&T to respond fully to the inquiries of the new independent registered public accounting firm regarding all matters.

Table of Contents	63

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

When we filed our Annual Report on Form 10-K for the year ended December 31, 2012, our principal executive officer and principal financial officer, after participating in the evaluation of our disclosure controls and procedures, concluded that such disclosure controls and procedures were effective as of the end of the period covered by that report. Subsequent to that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 as a result of identifying the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness described below, management, based upon the substantial work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

a)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Table of Contents	64

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a registrant will not prevent or detect a material misstatement in its annual or interim financial statements on a timely basis. As a result of the error which occurred when we misclassified excess cash from discontinued operations by reporting it as an operating activity rather than an investing activity, management determined that a control deficiency existed, related to the preparation and review of our consolidated statement of cash flows, which constituted a material weakness. Specifically, we did not maintain effective controls over the classification of excess cash from discontinued operations, which resulted in the restatement of our consolidated financial statements for the year ended December 31, 2012, and for the quarterly periods ended September 30, 2012, June 30, 2012, and March 31, 2012. Further, if we do not remediate the control deficiency described, another material misstatement of our consolidated statement of cash flows could appear in our annual or interim financial statements without being prevented or detected in a timely manner.

In our original Annual Report on Form 10-K for the year ended December 31, 2012, our management, including our principal executive officer and principal financial officer, concluded in “Management's Report on Internal Control Over Financial Reporting” that we maintained effective internal control over financial reporting as of December 31, 2012. As a result of determining that the material weakness described above existed as of December 31, 2012, and based upon the criteria in Internal Control- Integrated Framework issued by the COSO, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. Accordingly, management has restated its report on internal control over financial reporting.

REMEDIATION PLAN

Our remediation will consist of adding an additional level of review over the presentation of the consolidated statement of cash flows. Management believes the foregoing action will effectively remediate the material weakness in our internal control over financial reporting. As we continue to evaluate and improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We made no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON CONTROLS

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process which involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting may also be circumvented by collusion or improper management override. The inherent limitations pose a risk that internal control over financial reporting may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the risk that the degree of compliance with the policies or procedures may deteriorate. Because inherent limitations are known features of the financial reporting process, it is possible to design the process with safeguards which reduce, though not eliminate, the risk posed by inherent limitations.

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents	65

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information set forth in our proxy statement for our 2013 annual stockholders’ meeting ("2013 Proxy Statement") which we we filed with the SEC on April 18, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information set forth in our 2013 Proxy Statement which we we we filed with the SEC on April 18, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information set forth in our 2013 Proxy Statement which we we we filed with the SEC on April 18, 2013. We have included information relating to Securities Authorized for Issuance Under Equity Compensation Plans in Item 5 of Part II hereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information set forth in our 2013 Proxy Statement which we we we filed with the SEC on April 18, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information set forth in our 2013 Proxy Statement which we we we filed with the SEC on April 18, 2013.

Table of Contents	66

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2012 Form 10-K/A:

Consolidated Financial Statements

In Part II, Item 8, we have included our consolidated financial statements, as restated, the notes thereto and the report of the Independent Registered Public Accounting Firm.

Financial Statement Schedules

We have omitted schedules required by applicable SEC accounting regulations because they are either not required under the related instructions, are inapplicable, or we present the required information in the financial statements or notes thereto.

Exhibits

We hereby file as part of this 2012 Form 10-K/A the Exhibits listed on the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549, at prescribed rates, or on the SEC website at www.sec.gov.

Table of Contents	67

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
10.32
Duty of Loyalty Agreement, dated as of October 28, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Ferenc B. Szony (incorporated by reference from Exhibit 10.3 to Affinity Gaming's Current Report on Form 8-K (File No. 000-54085) dated November 2, 2011) †

10.33
Duty of Loyalty Agreement, dated as of January 11, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Donna Lehmann (incorporated by reference from Exhibit 10.6 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

10.34
Duty of Loyalty Agreement, dated as of February 4, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Marc H. Rubinstein (incorporated by reference from Exhibit 10.29 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †

10.35
Duty of Loyalty Agreement, dated as of January 21, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Chris Krabiel (incorporated by reference from Exhibit 10.3 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011) †

10.36
Amendment to Letter Agreement regarding offer of employment, dated as of May 6, 2011, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.4 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011) †

10.37
Amendment to Letter Agreement regarding offer of employment, dated as of December 27, 2012, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann † (incorporated by reference from Exhibit 10.37 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)

10.38
Amendment to Executive Severance Agreement, dated as of December 27, 2012, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann † (incorporated by reference from Exhibit 10.38 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)

10.39
Amendment to Duty of Loyalty Agreement, dated as of December 27, 2012, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann † (incorporated by reference from Exhibit 10.39 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)

10.40
Asset Purchase Agreement, dated September 7, 2012, by and among The Sands Regent, LLC, Truckee Gaming, LLC, Affinity Gaming (formerly Affinity Gaming, LLC), Dayton Gaming, LLC and California Prospectors, Ltd. (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated September 10, 2012)

10.41
Agreement for Consulting Services, dated November 11, 2012, by and between Affinity Gaming (formerly Affinity Gaming, LLC) and Ferenc B. Szony † (incorporated by reference from Exhibit 10.41 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)

10.42
Consulting Agreement, dated as of May 1, 2011, by and between Affinity Gaming (formerly Herbst Gaming, LLC) and Hotspur Casinos Nevada, Inc. (incorporated by reference from Exhibit 10.5 to Affinity Gaming's Quarterly Report on Form 10-Q (File No. 000-54085) dated August 12, 2011)

10.43	Herbst Gaming, LLC 2011 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †
10.44	Affinity Gaming 2011 Long-Term Incentive Plan † (incorporated by reference from Exhibit 10.44 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)
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

Exhibit Number	Description
16.1
Letter to Securities and Exchange Commission from Deloitte & Touche LLP, dated April 3, 2012 (incorporated by reference from Exhibit 16.1 to Registrant’s Current Report on Form 8-K (File No. 000-54085) dated April 5, 2012)

21.1	List of subsidiaries (incorporated by reference from Exhibit 21.1 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)
23.1	Consent of Deloitte & Touche LLP*
23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated by reference from Exhibit 99.1 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
99.2	Compensation Committee Charter (incorporated by reference from Exhibit 99.2 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
99.3	Board Governance and Nominating Committee Charter (incorporated by reference from Exhibit 99.3 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

AFFINITY GAMING
(Registrant)

Date:	August 2, 2013	By:	/s/ David D. Ross
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

Name	Title	Date

/s/ David D. Ross
David D. Ross	CEO and Director (principal executive officer)	August 2, 2013

/s/ Donna Lehmann
Donna Lehmann	SVP, CFO and Treasurer (principal financial and accounting officer)	August 2, 2013

/s/ Richard S. Parisi
Richard S. Parisi	Director, Chairman	August 2, 2013

/s/ Don R. Kornstein
Don R. Kornstein	Director	August 2, 2013

/s/ Thomas M. Benninger
Thomas M. Benninger	Director	August 2, 2013

/s/ Matthew A. Doheny
Matthew A. Doheny	Director	August 2, 2013

/s/ Randall A. Fine
Randall A. Fine	Director	August 2, 2013

/s/ Eric V. Tanjeloff
Eric V. Tanjeloff	Director	August 2, 2013

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

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

As discussed in Note 19 to the consolidated financial statements, the Company has restated its consolidated statement of cash flows for the year ended December 31, 2012 for the correction of an error.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
April 1, 2013, except for the condensed consolidated guarantor data described in Note 21, as to which the date is April 17, 2013, and the effects of the restatement described in Note 19, as to which the date is August 2, 2013

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

AFFINITY GAMING
Consolidated Statements of Owners’ Equity (Deficit)
(in thousands)

	Common Stock
	Number of Shares	Amount	Members’ Capital	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance January 1, 2010 (Predecessor)	—	$—	$2,368	$1,631	$(392,244)	$(388,245)
Net income	—	—	—	—	388,245	388,245
Cancellation of predecessor equity	—	—	(2,368)	(1,631)	—	(3,999)
Elimination of predecessor deficit	—	—	—	—	3,999	3,999
Issuance of member units in connection with the emergence from Chapter 11 restructuring after fresh-start accounting	—	—	198,033	—	—	198,033
Balance December 31, 2010 (Successor)	—	—	198,033	—	—	198,033
Paid-in capital	—	—	—	1,680	—	1,680
Net income	—	—	—	—	6,522	6,522
Balance December 31, 2011	—	—	198,033	1,680	6,522	206,235
Paid-in capital	—	—	—	2,075	—	2,075
Net loss	—	—	—	—	(1,180)	(1,180)
Conversion from LLC to Corporation	20,257,625	20	(198,033)	203,355	(5,342)	—
Balance December 31, 2012	20,257,625	$20	$—	$207,110	$—	$207,130
See notes to consolidated financial statements

Table of Contents	F - 6	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31,
	2012 (Restated)	2011	2010
Cash flows from operating activities:

Net income (loss)	$(1,180)	$6,522	$388,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	9,085	1,877	30,940
Depreciation and amortization	23,266	21,169	32,294
Amortization of debt issuance costs	1,306	324	—
Debt discount amortization	216	—	—
(Gain) loss on sale of property and equipment	(18)	108	—
Fresh-start accounting adjustment	—	—	160,316
Loss on impairment of assets	—	—	75,746
Reorganization of debt	—	—	(633,659)
Unamortized loan fees related to debt extinguishment	1,250	—	—
Insurance proceeds St Jo flood	1,005	—	—
Share-based compensation	2,075	1,680	—
Deferred income taxes	(1,301)	3,499	—
Decrease (increase) in operating assets:
Accounts receivable	(446)	(4,438)	(2,260)
Prepaid expense	(720)	2,150	(307)
Inventory	19	325	(170)
Due from related parties	—	—	702
Other assets	883	591	(670)
Increase (decrease) in operating liabilities:
Accounts payable	315	525	(587)
Liabilities subject to compromise	—	—	(1,869)
Accrued interest	2,484	97	—
Accrued expense	(21)	(13,818)	7,376
Income tax payable	332	184	—
Other liabilities	(52)	(248)	(97)
Reorganization items	—	—	(5,889)
Net cash provided by operating activities	$38,498	$20,547	$50,111
Cash flows from investing activities:
Collection on notes and loans receivable	—	—	33
Restricted cash	8,629	(1,500)	(7,076)
Cash paid for business acquisition	(4,305)	—	—
Excess cash from discontinued operations	23,892	—	—
Insurance proceeds St Jo flood	3,045	—	—
Proceeds from sale of property and equipment	66	1,078	40
Purchases of property and equipment	(26,425)	(30,728)	(21,153)
Net cash used in investing activities	$4,902	$(31,150)	$(28,156)
Cash flows from financing activities:
Payment on long-term debt	(349,900)	(1,600)	—
Proceeds from long term debt	398,000	—	—
Loan origination fees	(10,583)	(1,622)	—
Reorganization items	—	—	(38,258)
Net cash provided by (used in) financing activities	37,517	(3,222)	(38,258)
Net increase (decrease) in cash and cash equivalents	80,917	(13,825)	(16,303)
Cash and cash equivalents:
Beginning of year	45,956	59,781	76,084
End of year	$126,873	$45,956	$59,781

Cash flows from discontinued operations:
Cash flows from operating activities	$(1,493)	$22,299	$9,829
Cash flows from investing activities	(1,300)	(7,005)	(6,528)
Cash flows from discontinued operations	$(2,793)	$15,294	$3,301

Supplemental cash flow information:
Cash paid during the period for interest	$29,171	$35,313	$—
Cash paid for reorganization items	—	—	9,731
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$3,781	$2,085	$251
Non-cash disposition of assets	29,993	—	—
Non-cash purchase of Colorado assets	67,078	—	—
Non-cash loan origination fees	62	—	—
Change in estimated values of acquired assets and liabilities (Note 3)
Prepaid assets	$—	$(459)	$—
Property and equipment	—	422	—
Goodwill	—	1,376	—
Accrued expense	—	(1,319)	—
See notes to consolidated financial statements.

Table of Contents	F - 7	Financial Statement Index

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

In this 2012 Form 10-K/A, when we use the terms “we”, “us”, or “our” in relation to the period commencing after the Emergence Date, we are referring to Successor, and when we use those terms in relation to the period prior to the Emergence Date, we are referring to Predecessor. These references include the subsidiaries of Successor or Predecessor, unless otherwise indicated or unless the context requires otherwise.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

As discussed in Note 19, we have restated our consolidated statement of cash flows for the year ended December 31, 2012, and revised certain amounts in the accompanying consolidated financial statements for 2011 and 2010 from the amounts previously reported to correct certain errors, report certain operations as discontinued operations and make certain other reclassifications. As discussed in Note 17, we have also changed the composition of our reportable segments.

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

On May 9, 2012, we repaid all of the $342.1 million debt outstanding under the Senior Secured Loans we issued to acquire substantially all of the assets of Predecessor, incurring a prepayment penalty of 2% on the principal balance in the process.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% Senior Unsecured Notes due 2018 (the "2018 Notes"), (ii) using a $200 million Senior Secured Credit Facility due 2017 ("Senior Secured Credit Facility") which, when aggregated with the 2018 Notes, provided us with an additional $38.6 million of cash after we repaid our former indebtedness, and (iii) the establishment of a $35 million Super Priority Revolving Credit Facility due 2017 ("Super Priority Revolving Credit Facility"), which remained undrawn at close.

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

Under the terms of the Senior Secured Credit Facility and Super Priority Revolving Credit Facility, a change of control would occur in certain circumstances, including (i) when any person or group acquires 40% or more on a fully diluted basis of our voting equity interests, (ii) when there is a change of control under the 2018 Notes Indenture as described below, or (iii) when there is a change in the majority of continuing directors. A continuing director, as defined in the Senior Secured Credit Facility is a director on the date of borrowing or a director nominated by a majority of directors that existed on the date of borrowing.  A change of control would constitute an event of default under the Senior Secured Credit Facility and Super Priority Revolving Credit Facility and permit the acceleration by the lenders of all outstanding borrowings thereunder.

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

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010
Segment EBITDA
Nevada	$32,784	$31,812	$33,086
Midwest	40,898	40,463	39,300
Colorado	7,718	—	—
Total segment EBITDA	81,400	72,275	72,386
Corporate and other expense	(10,651)	(10,521)	(11,762)
Depreciation and amortization
Nevada	14,150	14,100	24,036
Midwest	6,663	6,542	8,103
Colorado	2,042	—	—
Corporate and other	411	527	155
Total depreciation and amortization	23,266	21,169	32,294
Share-based compensation	2,075	1,680	—
Corporate write-downs, reserves and recoveries	(707)	(3,129)	—
Pre-opening expense	421	—	—
Operating income from continuing operations	45,694	42,034	28,330
Other income (expense)
Interest expense, net	(29,731)	(28,364)	55
Reorganization costs	—	—	(6,797)
Fresh-start adjustments	—	—	(160,316)
Reorganization of debt	—	—	633,659
Impairment charges	—	—	(75,746)
Loss on extinguishment (or modification) of debt	(8,842)	—	—
Other costs	—	(1,576)	—
Total other income (expense), net	(38,573)	(29,940)	390,855
Income (loss) from continuing operations before income tax	$7,121	$12,094	$419,185

Table of Contents	F - 34	Financial Statement Index

The following table presents total assets by reportable segment (in thousands):

	December 31,
	2012	2011
Total assets by reportable segment
Nevada	$228,980	$231,687
Midwest	212,868	220,496
Colorado	78,455	—
Reportable segment total assets	520,303	452,183
Corporate and other	131,619	151,557
Total assets	$651,922	$603,740

Total assets in the Corporate and other line consist primarily of cash at the corporate entity and held-for-sale assets.

The following table presents capital expenditures by reportable segment (in thousands):

	Successor		Predecessor
	Year Ended December 31,
	2012	2011	2010
Capital expenditures by reportable segment
Nevada	$14,043	$20,157	$15,886
Midwest	11,731	11,136	5,518
Colorado	1,565	—	—
Reportable segment capital expenditures	27,339	31,293	21,404
Corporate	2,867	1,520	—
Total capital expenditures	$30,206	$32,813	$21,404

Table of Contents	F - 35	Financial Statement Index

18.	SELECTED QUARTERLY FINANCIAL INFORMATION

UNAUDITED
(in thousands)

Year Ended	Mar 31	Jun 30	Sep 30	Dec 31	Total
December 31, 2012
Net revenue	$101,705	$103,045	$100,710	$97,716	$403,176
Operating income	14,423	13,152	10,075	8,044	45,694
Income (loss) from continuing operations	4,614	(2,089)	1,646	463	4,634
December 31, 2011
Net revenue	$96,062	$100,074	$89,014	$93,437	$378,587
Operating income	11,289	10,468	7,136	13,141	42,034
Income (loss) from continuing operations	4,298	(234)	(640)	4,448	7,872

We have corrected a calculation error, related to the allocation of interest expense between continuing and discontinued operations, by revising income (loss) from continuing operations by quarter (the year-to-date total was accurate) for the year ended December 31, 2011 from the amounts previously reported in our Annual Report on Form 10-K for 2012 as filed with the SEC on April 1, 2013. The following table dislcoses the impact on each of the quarterly periods:

Year Ended	Mar 31	Jun 30	Sep 30	Dec 31	Total
December 31, 2011
Income (loss) from continuing operations, as previously reported	$2,521	$(575)	$(2,276)	$8,202	$7,872
Adjustment	1,777	341	1,636	(3,754)	—
Income (loss) from continuing operations, as revised	$4,298	$(234)	$(640)	$4,448	$7,872

19.	RESTATEMENT AND REVISION OF PRIOR FINANCIAL STATEMENTS

Restatement Related to Classification Error

On June 17, 2013, management, in consultation with our Board of Directors, concluded that our consolidated statement of cash flows for the fiscal year ended December 31, 2012, and the unaudited condensed consolidated statements of cash flows for the respective three-, six- and nine-month periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should be restated because excess cash from discontinued operations had been misclassified by reporting it as an operating activity rather than an investing activity.  We retained a certain amount of excess cash upon the completion of the previously-announced sale of all of our slot machine route operations, as well as our three casinos in Pahrump and Searchlight, Nevada. Management assessed the materiality of the classification error and concluded that it was material to our previously-issued financial statements included in our periodic reports during the periods mentioned. The classification error we describe in this paragraph did not affect any consolidated balance sheet, consolidated statements of operations, or consolidated statements of owners' equity (deficit) for any period.

To correct the classification error, we have restated our statements of cash flows for the year ended December 31, 2012 by presenting the $23.9 million of excess cash from discontinued operations in the investing activities section rather than in the operating activities section. Though the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased

Table of Contents	F - 36	Financial Statement Index

by the amount of the excess cash from discontinued operations. The restatement affects both the consolidated statements of cash flows as well as the condensed information related to the required guarantor subsidiary financial statement disclosures appearing in Note 21.

See Note 22 for restatements related to the unaudited financial statements for the quarters ended September 30, 2012, and June 30, 2012.

To disclose the impact on previously reported amounts of the restatement described above, the following tables present the affected portions of the consolidated statements of cash flows for the noted periods as originally reported and as restated (in thousands):

	Year Ended December 31, 2012
	As Previously Reported	Error Correction	As Restated
Cash flows from operating activities:
Excess cash from discontinued operations	$23,892	$(23,892)	$—
Net cash provided by operating activities	$62,390	$(23,892)	$38,498

Cash flows from investing activities:
Excess cash from discontinued operations	$—	$23,892	$23,892
Net cash provided by (used in) investing activities	$(18,990)	$23,892	$4,902

To disclose the impact on previously reported amounts of the restatement described above, the following table presents the affected portions of the condensed statement of cash flows for the year ended December 31, 2012 related to the required guarantor subsidiary financial statement disclosures appearing in Note 21, as originally reported on our Form 8-K filed with the SEC on April 17, 2013, and as restated (in thousands):

	As Previously Reported		Error Corrections		As Restated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by operating activities	$61,184	$23,892	$—	$(23,892)	$61,184	$—

Cash flows from investing activities:
Excess cash from discontinued operations	$—	$—	$—	$23,892	$—	$23,892
Net cash provided by (used in) investing activities	$(20,598)	$—	$—	$23,892	(20,598)	23,892

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$—	$(1,447)	$(46)	$(1,447)	$(46)
Cash flows from investing activities	—	—	(1,317)	17	(1,317)	17
Cash flows from discontinued operations	$—	$—	$(2,764)	$(29)	$(2,764)	$(29)

In addition to the above changes for the year ended December 31, 2012, we have added a section for cash flows from discontinued operations to each of the condensed statements of cash flows for the years ended December 31, 2011 and 2010 appearing in Note 21.

Table of Contents	F - 37	Financial Statement Index

Revisions

As we noted in our 2012 10-K which we originally filed on April 1, 2013, we have revised certain immaterial amounts in the accompanying consolidated financial statements for the years ended December 31, 2011 and 2010 from the amounts previously reported in our 2011 Annual Report on Form 10-K for the following:

•
We corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The correction reduced previously reported casino revenue and previously reported promotional allowances by an equal amount in the respective years. The errors did not affect previously reported net revenues, operating income or cash flows for any period. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements, and we have revised all affected periods.

•	As discussed in Note 3, we have retrospectively adjusted prior period amounts to report the operations of properties sold, or under contract to be sold, as discontinued operations.

•	We have reclassified certain management fees which we were recording in other revenue in corporate into corporate expense, consistent with our presentation of other management fees.

Table of Contents	F - 38	Financial Statement Index

To disclose the impact on previously reported amounts of the revisions described above, the following table presents our revenues as originally reported in our Annual Report on Form 10-K for 2011, and as revised (in thousands):

			Reclassifications
	As Previously Reported	Error Correction	For Discontinued Operations	For Management Fees	As Revised and Reclassified
Year ended December 31, 2011 (Successor)
Casino	$297,518	$(5,364)	$(26,344)	$—	$265,810
Food and beverage	49,136	—	(7,426)	—	41,710
Lodging	33,042	—	(7,820)	—	25,222
Fuel and retail	91,684	—	(15,443)	—	76,241
Other	20,152	—	(890)	(633)	18,629
Total revenue	491,532	(5,364)	(57,923)	(633)	427,612
Promotional allowances	(59,632)	5,364	5,243	—	(49,025)
Net revenue	$431,900	$—	$(52,680)	$(633)	$378,587
Year ended December 31, 2010 (Predecessor)
Casino	$308,410	$(5,798)	$(25,775)	$—	$276,837
Food and beverage	51,344	—	(7,611)	—	43,733
Lodging	31,778	—	(8,190)	—	23,588
Fuel and retail	80,838	—	(15,008)	—	65,830
Other	20,269	—	(742)	—	19,527
Total revenue	492,639	(5,798)	(57,326)	—	429,515
Promotional allowances	(60,766)	5,798	5,845	—	(49,123)
Net revenue	$431,873	$—	$(51,481)	$—	$380,392

We also reclassified lease acquisition costs from its own line item to the Other assets, net line item as the amount was no longer material.

20.	SUBSEQUENT EVENTS

On February 1, 2013, we closed the sale contemplated by the Truckee Disposition. See Note 3 for more details.

21.	CONDENSED CONSOLIDATED GUARANTOR DATA

On May 9, 2012, Affinity Gaming and our wholly-owned subsidiary, Affinity Gaming Finance Corp., as co-issuers (together, the “Issuers”), completed the offering and sale of $200.0 million aggregate principal amount of 9% Senior Notes due in 2018 in a private placement pursuant to an indenture, dated May 9, 2012 ("2018 Notes Indenture"), among the Issuers, the guarantors named therein, U.S. Bank, National Association as trustee, and Deutsche Bank Trust Company Americas as paying agent, registrar, transfer agent and authenticating agent. We used the net proceeds from the sale of the 2018 Notes, together with borrowings under the Senior Secured Credit Facility, to terminate and repay in full all outstanding indebtedness under the existing Senior Secured Loans, plus related fees and expense.

Table of Contents	F - 39	Financial Statement Index

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

Table of Contents	F - 40	Financial Statement Index

Affinity Gaming and Subsidiaries
Condensed Consolidating Balance Sheet (Successor)
December 31, 2012
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$89,063	$—	$37,810	$—	$—	$126,873
Restricted cash	469	—	139	—	—	608
Accounts receivable, net	775	—	4,334	—	—	5,109
Prepaid expense	1,060	—	7,508	—	—	8,568
Inventory	—	—	2,835	—	—	2,835
Deferred income tax asset	904	—	2,220	—	—	3,124
Total current assets	92,271	—	54,846	—	—	147,117
Property and equipment, net	3,866	—	264,082	—	—	267,948
Intercompany receivables	—	—	27,500	—	(27,500)	—
Investment in subsidiaries	338,535	—	—	—	(338,535)	—
Intercompany notes receivable	193,216	—	—	—	(193,216)	—
Other assets, net	11,820	—	3,131	—	—	14,951
Assets held for sale	—	—	21,443	—	—	21,443
Intangibles	—	—	131,947	—	—	131,947
Goodwill	—	—	68,516	—	—	68,516
Total assets	$639,708	$—	$571,465	$—	$(559,251)	$651,922

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,043	$—	$11,958	$—	$—	$14,001
Intercompany payables	27,500	—	—	—	(27,500)	—
Accrued interest	2,581	—	—	—	—	2,581
Accrued expense	2,802	—	18,295	—	—	21,097
Income tax payable	516	—	—	—	—	516
Intercompany notes payable	—	—	193,216	—	(193,216)	—
Current maturities of long-term debt	7,281	—	—	—	—	7,281
Total current liabilities	42,723	—	223,469	—	(220,716)	45,476
Long-term debt, less current portion	389,435	—	—	—	—	389,435
Other liabilities	283	—	724	—	—	1,007
Liabilities held for sale	—	—	3,552	—	—	3,552
Deferred income tax liability	137	—	5,185	—	—	5,322
Total liabilities	432,578	—	232,930	—	(220,716)	444,792

Common stock	20	—	—	—	—	20
Other equity	207,110	—	338,535	—	(338,535)	207,110
Total owners’ equity	207,130	—	338,535	—	(338,535)	207,130
Total liabilities and owners’ equity	$639,708	$—	$571,465	$—	$(559,251)	$651,922

Table of Contents	F - 41	Financial Statement Index

Affinity Gaming and Subsidiaries
Condensed Consolidating Balance Sheet (Successor)
December 31, 2011
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$5,065	$40,891	$—	$—	$45,956
Restricted cash	9,105	132	—	—	9,237
Intercompany receivables	19,132	—	—	(19,132)	—
Receivable, St Jo flood	—	4,068	—	—	4,068
Accounts receivable, net	429	3,233	—	—	3,662
Deferred income tax asset	1,410	—	—	(1,410)	—
Prepaid expense	644	7,264	—	—	7,908
Inventory	—	2,854	—	—	2,854
Total current assets	35,785	58,442	—	(20,542)	73,685
Property and equipment, net	1,978	216,616	—	—	218,594
Investment in subsidiaries	329,596	—	—	(329,596)	—
Intercompany notes receivable	193,216	—	—	(193,216)	—
Other assets, net	4,304	3,293	—	—	7,597
Assets held for sale	—	38,854	91,179	—	130,033
Deferred income tax asset	1,818	—	242	(2,060)	—
Intangibles	—	125,544	—	—	125,544
Goodwill	—	48,287	—	—	48,287
Total assets	$566,697	$491,036	$91,421	$(545,414)	$603,740

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,278	$9,670	$—	$—	$11,948
Intercompany payables	—	19,132	—	(19,132)	—
Accrued interest	97	—	—	—	97
Accrued expense	9,286	14,433	—	—	23,719
Income tax payable	66	—	118	—	184
Deferred income tax liability	—	2,021	124	(1,410)	735
Intercompany notes payable	—	193,216	—	(193,216)	—
Current maturities of long-term debt	1,325	—	—	—	1,325
Total current liabilities	13,052	238,472	242	(213,758)	38,008
Long-term debt, less current portion	347,075	—	—	—	347,075
Other liabilities	335	679	—	—	1,014
Liabilities held for sale	—	3,756	4,888	—	8,644
Deferred income tax liability	—	4,824	—	(2,060)	2,764
Total liabilities	360,462	247,731	5,130	(215,818)	397,505

Other equity	206,235	243,305	86,291	(329,596)	206,235
Total owners’ equity	206,235	243,305	86,291	(329,596)	206,235
Total liabilities and owners’ equity	$566,697	$491,036	$91,421	$(545,414)	$603,740

Table of Contents	F - 42	Financial Statement Index

Affinity Gaming and Subsidiaries
Condensed Consolidating Statement of Operations (Successor)
Year ended December 31, 2012
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$285,169	$—	$—	$285,169
Food and beverage	—	—	45,784	—	—	45,784
Lodging	—	—	29,227	—	—	29,227
Fuel and retail	—	—	74,971	—	—	74,971
Other	—	—	21,210	—	—	21,210
Total revenue	—	—	456,361	—	—	456,361
Promotional allowances	—	—	(53,185)	—	—	(53,185)
Net revenue	—	—	403,176	—	—	403,176
EXPENSE
Casino	—	—	110,267	—	—	110,267
Food and beverage	—	—	46,395	—	—	46,395
Lodging	—	—	18,006	—	—	18,006
Fuel and retail	—	—	64,707	—	—	64,707
Other	—	—	9,649	—	—	9,649
General and administrative	—	—	72,830	—	—	72,830
Corporate	12,726	—	—	—	—	12,726
Depreciation and amortization	411	—	22,855	—	—	23,266
Pre-opening expense	421	—	—	—	—	421
Write downs, reserves and recoveries	(707)	—	(78)	—	—	(785)
Total expense	12,851	—	344,631	—	—	357,482
Operating income (loss) from continuing operations	(12,851)	—	58,545	—	—	45,694
Other income (expense)
Interest expense, net	(32,753)	—	—	—	3,022	(29,731)
Intercompany interest income	29,848	—	—	—	(29,848)	—
Intercompany interest expense	—	—	(29,848)	—	29,848	—
Loss on extinguishment (or modification) of debt	(8,842)	—	—	—	—	(8,842)
Income from equity investments in subsidiaries	15,884	—	—	—	(15,884)	—
Total other income (expense), net	4,137	—	(29,848)	—	(12,862)	(38,573)
Income (loss) from continuing operations before income tax	(8,714)	—	28,697	—	(12,862)	7,121
Benefit from (provision for) income taxes	7,534	—	(10,021)	—	—	(2,487)
Income (loss) from continuing operations	$(1,180)	$—	$18,676	$—	$(12,862)	$4,634

Discontinued operations
Income (loss) from discontinued operations before income tax	—	—	(14,205)	5,120	—	(9,085)
Benefit from (provision for) income taxes	—	—	5,114	(1,843)	—	3,271
Loss from discontinued operations	$—	$—	$(9,091)	$3,277	$—	$(5,814)
Net income (loss)	$(1,180)	$—	$9,585	$3,277	$(12,862)	$(1,180)

Table of Contents	F - 43	Financial Statement Index

Affinity Gaming and Subsidiaries
Condensed Consolidating Statement of Operations (Successor)
Year ended December 31, 2011
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$265,810	$—	$—	$265,810
Food and beverage	—	41,710	—	—	41,710
Lodging	—	25,222	—	—	25,222
Fuel and retail	—	76,241	—	—	76,241
Other	—	18,629	—	—	18,629
Total revenue	—	427,612	—	—	427,612
Promotional allowances	—	(49,025)	—	—	(49,025)
Net revenue	—	378,587	—	—	378,587
EXPENSE
Casino	—	101,399	—	—	101,399
Food and beverage	—	41,806	—	—	41,806
Lodging	—	17,518	—	—	17,518
Fuel and retail	—	67,291	—	—	67,291
Other	—	12,546	—	—	12,546
General and administrative	—	69,011	—	—	69,011
Corporate	12,201	—	—	—	12,201
Depreciation and amortization	527	20,642	—	—	21,169
Write downs, reserves and recoveries	(3,129)	(3,259)	—	—	(6,388)
Total expense	9,599	326,954	—	—	336,553
Operating income (loss) from continuing operations	(9,599)	51,633	—	—	42,034
Other income (expense)
Interest expense, net	(35,591)	—	—	7,227	(28,364)
Intercompany interest income	28,398	—	—	(28,398)	—
Intercompany interest expense	—	(28,398)	—	28,398	—
Other costs	(1,576)	—	—	—	(1,576)
Income from equity investments in subsidiaries	21,001	—	—	(21,001)	—
Total other income (expense), net	12,232	(28,398)	—	(13,774)	(29,940)
Income from continuing operations before income tax	2,633	23,235	—	(13,774)	12,094
Benefit from (provision for) income taxes	3,889	(8,111)	—	—	(4,222)
Income from continuing operations	$6,522	$15,124	$—	$(13,774)	$7,872

Discontinued operations
Loss from discontinued operations before tax	—	(456)	(1,421)	—	(1,877)
Benefit for income taxes	—	128	399	—	527
Loss from discontinued operations	$—	$(328)	$(1,022)	$—	$(1,350)
Net income (loss)	$6,522	$14,796	$(1,022)	$(13,774)	$6,522

Table of Contents	F - 44	Financial Statement Index

Affinity Gaming and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2010 (Predecessor)
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$276,837	$—	$—	$276,837
Food and beverage	—	43,733	—	—	43,733
Lodging	—	23,588	—	—	23,588
Fuel and retail	—	65,830	—	—	65,830
Other	—	19,527	—	—	19,527
Total revenue	—	429,515	—	—	429,515
Promotional allowances:	—	(49,123)	—	—	(49,123)
Net revenue	—	380,392	—	—	380,392
EXPENSE
Casino	—	103,697	—	—	103,697
Food and beverage	—	43,278	—	—	43,278
Lodging	—	17,199	—	—	17,199
Fuel and retail	—	56,952	—	—	56,952
Other	—	14,188	—	—	14,188
General and administrative	—	72,518	—	—	72,518
Corporate	11,936	—	—	—	11,936
Depreciation and amortization	—	32,294	—	—	32,294
Total expense	11,936	340,126	—	—	352,062
Operating income (loss) from continuing operations	(11,936)	40,266	—	—	28,330
Other income (expense)
Interest expense, net of capitalized interest	43	12	—	—	55
Reorganization costs	(6,797)	—	—	—	(6,797)
Fresh-start adjustments	—	(160,316)	—	—	(160,316)
Reorganization of debt	633,659	—	—	—	633,659
Impairment charges	—	(75,746)	—	—	(75,746)
Loss from equity investments in subsidiaries	(226,724)	—	—	226,724	—
Total other expense, net	400,181	(236,050)	—	226,724	390,855
Income (loss) from continuing operations before income tax	388,245	(195,784)	—	226,724	419,185
Provision for income taxes	—	—	—	—	—
Income (loss) from continuing operations	$388,245	$(195,784)	$—	$226,724	$419,185

Discontinued operations
Income (loss) from discontinued operations before tax	—	(33,451)	2,511	—	(30,940)
Provision for income taxes	—	—	—	—	—
Income (loss) from discontinued operations	$—	$(33,451)	$2,511	$—	$(30,940)
Net income (loss)	$388,245	$(229,235)	$2,511	$226,724	$388,245

Table of Contents	F - 45	Financial Statement Index

Affinity Gaming and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Successor)
Year ended December 31, 2012 (Restated)
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by operating activities	$(22,686)	$—	$61,184	$—	$—	$38,498

Cash flows from investing activities:
Restricted cash	8,636	—	(7)	—	—	8,629
Cash paid for business acquisition	(4,305)	—	—	—	—	(4,305)
Excess cash from discontinued operations	—	—	—	23,892	—	23,892
Insurance proceeds St Jo flood	—	—	3,045	—	—	3,045
Proceeds from sale of property and equipment	—	—	66	—	—	66
Purchases of property and equipment	(2,723)	—	(23,702)	—	—	(26,425)
Net cash provided by (used in) investing activities	$1,608	$—	$(20,598)	$23,892	$—	$4,902

Cash flows from financing activities:
Change in intercompany accounts	67,559	—	(43,667)	(23,892)	—	—
Payments on long-term debt	(349,900)	—	—	—	—	(349,900)
Proceeds from long-term debt	398,000	—	—	—	—	398,000
Loan origination fees	(10,583)	—	—	—	—	(10,583)
Net cash provided by financing activities	$105,076	$—	$(43,667)	$(23,892)	$—	$37,517

Net increase (decrease) in cash and cash equivalents	83,998	—	(3,081)	—	—	80,917

Cash and cash equivalents
Beginning of year	5,065	—	40,891	—	—	45,956
End of year	$89,063	$—	$37,810	$—	$—	$126,873

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$—	$(1,447)	$(46)	$—	$(1,493)
Cash flows from investing activities	—	—	(1,317)	17	—	(1,300)
Cash flows from discontinued operations	$—	$—	$(2,764)	$(29)	$—	$(2,793)

Table of Contents	F - 46	Financial Statement Index

Affinity Gaming and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Successor)
Year ended December 31, 2011
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operating activities	$(22,745)	$43,292	$—	$—	$20,547

Cash flows from investing activities:
Restricted cash	(1,500)	—	—	—	(1,500)
Proceeds from sale of property and equipment	925	153	—	—	1,078
Purchases of property and equipment	(1,502)	(29,226)	—	—	(30,728)
Net cash used in investing activities	$(2,077)	$(29,073)	$—	$—	$(31,150)

Cash flows from financing activities:
Change in intercompany accounts	12,164	(12,164)	—	—	—
Payment on long-term debt	(1,600)	—	—	—	(1,600)
Loan origination fees	(1,622)	—	—	—	(1,622)
Net cash used in financing activities	$8,942	$(12,164)	$—	$—	$(3,222)

Net increase (decrease) in cash and cash equivalents	(15,880)	2,055	—	—	(13,825)

Cash and cash equivalents
Beginning of year	20,945	38,836	—	—	59,781
End of year	$5,065	$40,891	$—	$—	$45,956

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$6,123	$16,176	$—	$22,299
Cash flows from investing activities	—	(3,304)	(3,701)	—	(7,005)
Cash flows from discontinued operations	$—	$2,819	$12,475	$—	$15,294

Table of Contents	F - 47	Financial Statement Index

Affinity Gaming and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Predecessor)
Year ended December 31, 2010
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operating activities	$(22,846)	$72,957	$—	$—	$50,111

Cash flows from investing activities:
Collection on notes and loans receivable	33	—	—	—	33
Restricted cash	(7,421)	345	—	—	(7,076)
Proceeds from sale of property and equipment	—	40	—	—	40
Purchases of property and equipment	—	(21,153)	—	—	(21,153)
Net cash provided by (used in) investing activities	$(7,388)	$(20,768)	$—	$—	$(28,156)

Cash flows from financing activities:
Change in intercompany accounts	57,018	(57,018)	—	—	—
Reorganization items	(38,258)	—	—	—	(38,258)
Net cash provided by (used in) financing activities	$18,760	$(57,018)	$—	$—	$(38,258)

Net increase (decrease) in cash and cash equivalents	(11,474)	(4,829)	—	—	(16,303)

Cash and cash equivalents
Beginning of year	32,419	43,665	—	—	76,084
End of year	$20,945	$38,836	$—	$—	$59,781

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$3,373	$6,456	$—	$9,829
Cash flows from investing activities	—	(2,968)	(3,560)	—	(6,528)
Cash flows from discontinued operations	$—	$405	$2,896	$—	$3,301

22.	RESTATEMENT AND REVISION OF UNAUDITED QUARTERLY FINANCIAL STATEMENTS

Restatement Related to Classification Error

To correct the classification error described at the beginning of Note 19, we have restated our unaudited statements of cash flows for the quarters ended September 30, 2012, and June 30, 2012 by presenting the $23.9 million of excess cash from discontinued operations in the investing activities section rather than in the operating activities section. Though the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations.

Table of Contents	F - 48	Financial Statement Index

The following table presents the affected portions of the unaudited consolidated statement of cash flows for the nine months ended September 30, 2012 as originally reported and as restated (in thousands):

	As Previously Reported	Error Correction	As Restated
Cash flows from operating activities:
Excess cash from discontinued operations	$23,892	$(23,892)	$—
Net cash provided by operating activities	$58,873	$(23,892)	$34,981

Cash flows from investing activities:
Excess cash from discontinued operations	$—	$23,892	$23,892
Net cash provided by (used in) investing activities	$(9,114)	$23,892	$14,778

The following table presents the affected portions of the unaudited consolidated statements of cash flows for the six months ended June 30, 2012 as originally reported and as restated and reclassified for discontinued operations as described in the Revisions section below (in thousands):

	As Previously Reported	Error Correction	Discontinued Operations	As Restated and Reclassified
Cash flows from operating activities:

Net income	$5,776	$—	$—	$5,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, before income taxes	(5,527)	—	447	(5,080)
Depreciation and amortization	12,338	—	(1,209)	11,129
Amortization of debt issuance costs	368	—	—	368
Debt discount amortization	48	—	—	48
(Gain) loss on sale of property and equipment	(14)	—	1	(13)
Unamortized loan fees related to debt extinguishment	1,250	—	—	1,250
Insurance proceeds St Jo flood	1,005	—	—	1,005
Share-based compensation	952	—	—	952
Excess cash from discontinued operations	23,892	(23,892)	—	—
Deferred income taxes	2,909	—	—	2,909
Decrease (increase) in operating assets:
Accounts receivable	(1,208)	—	30	(1,178)
Prepaid expense	(1,744)	—	(266)	(2,010)
Inventory	(80)	—	23	(57)
Other assets	792	—	—	792
Increase (decrease) in operating liabilities:
Accounts payable	189	—	(207)	(18)
Accrued interest	4,169	—	—	4,169
Accrued expense	(5,625)	—	1,404	(4,221)
Income tax payable	180	—	—	180
Other liabilities	(241)	—	—	(241)
Net cash provided by operating activities	$39,429	$(23,892)	$223	$15,760
Cash flows from investing activities:
Restricted cash	8,774	—	—	8,774
Cash paid for business acquisition	(4,305)	—	—	(4,305)
Excess cash from discontinued operations	—	23,892	—	23,892
Insurance proceeds St Jo flood	3,045	—	—	3,045
Proceeds from sale of property and equipment	55	—	(1)	54
Purchases of property and equipment	(11,782)	—	639	(11,143)
Net cash provided by (used in) investing activities	$(4,213)	$23,892	$638	$20,317
Cash flows from financing activities:
Payment on long-term debt	(348,900)	—	—	(348,900)
Proceeds from long term debt	398,000	—	—	398,000
Loan origination fees	(9,599)	—	—	(9,599)
Net cash provided by (used in) financing activities	39,501	—	—	39,501
Net increase (decrease) in cash and cash equivalents	74,717	—	861	75,578
Cash and cash equivalents:
Beginning of year	53,379	—	(7,423)	45,956
End of period	$128,096	$—	$(6,562)	$121,534

Cash flows from discontinued operations:
Cash flows from operating activities	$(453)	—	(223)	$(676)
Cash flows from investing activities	(17)	34	(638)	(621)
Cash flows from discontinued operations	$(470)	$34	$(861)	$(1,297)

Table of Contents	F - 49	Financial Statement Index

Revisions

We have revised certain amounts in our unaudited consolidated financial statements for the quarters ended September 30, 2012 and June 30, 2012, from the amounts previously reported in our Quarterly Reports on Form 10-Q for the following:

•
We corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The correction reduced previously reported casino revenue and previously reported promotional allowances by an equal amount in the respective periods. The errors did not affect previously reported net revenues, operating income or cash flows for any period. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements, and we have revised all affected periods.

•
We have retrospectively adjusted the consolidated financial statements for the quarter ended June 30, 2012 to report the operations of properties sold, or under contract to be sold, as discontinued operations.

To disclose the impact on previously reported amounts of the revisions described above, the following tables present the affected unaudited condensed consolidated statements of operations as originally reported in our respective Quarterly Reports on Form 10-Q for September 30, 2012 and June 30, 2012, and as revised (in thousands):

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	As Previously Reported	Error Correction	Discontinued Operations	As Revised and Reclassified	As Previously Reported	Error Correction	As Revised
REVENUE
Casino	$70,153	$(1,581)		$68,572	$216,507	$(4,225)	$212,282
Food and beverage	11,535	—	—	11,535	34,607	—	34,607
Lodging	7,407	—	—	7,407	22,654	—	22,654
Fuel and retail	20,071	—	—	20,071	58,024	—	58,024
Other	6,130	—	—	6,130	17,274	—	17,274
Total revenue	115,296	(1,581)	—	113,715	349,066	(4,225)	344,841
Promotional allowances	(14,586)	1,581	—	(13,005)	(43,606)	4,225	(39,381)
Net revenue	100,710	—	—	100,710	305,460	—	305,460

Income (loss) from continuing operations before income tax	2,578	—	—	2,578
Provision for income taxes	(1,093)	—	161	(932)
Income (loss) from continuing operations	$1,485	$—	$161	$1,646

Discontinued operations:
Loss from discontinued operations before income tax	(14,257)	—	—	(14,257)
Benefit from income taxes	5,294	—	(161)	5,133
Loss from discontinued operations	$(8,963)	$—	$(161)	$(9,124)
Net loss	$(7,478)	$—	$—	$(7,478)

Table of Contents	F - 50	Financial Statement Index

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	As Previously Reported	Error Correction	Discontinued Operations	As Restated and Reclassified	As Previously Reported	Error Correction	Discontinued Operations	As Restated and Reclassified
REVENUE
Casino	$79,067	$(1,409)	$(6,736)	$70,922	$159,120	$(2,644)	$(12,766)	$143,710
Food and beverage	13,497	—	(1,868)	11,629	26,480	—	(3,408)	23,072
Lodging	9,997	—	(1,990)	8,007	18,422	—	(3,175)	15,247
Fuel and retail	23,504	—	(3,863)	19,641	45,107	—	(7,154)	37,953
Other	6,581	—	(217)	6,364	11,541	—	(397)	11,144
Total revenue	132,646	(1,409)	(14,674)	116,563	260,670	(2,644)	(26,900)	231,126
Promotional allowances	(16,251)	1,409	1,324	(13,518)	(31,479)	2,644	2,459	(26,376)
Net revenue	116,395	—	(13,350)	103,045	229,191	—	(24,441)	204,750
EXPENSE
Casino	30,213	—	(2,642)	27,571	60,456	—	(5,217)	55,239
Food and beverage	13,595	—	(1,811)	11,784	26,817	—	(3,445)	23,372
Lodging	5,830	—	(1,072)	4,758	11,052	—	(1,948)	9,104
Fuel and retail	20,382	—	(3,613)	16,769	39,531	—	(6,680)	32,851
Other	2,689	—	—	2,689	5,236	—	—	5,236
General and administrative	20,942	—	(2,634)	18,308	40,564	—	(5,257)	35,307
Depreciation and amortization	6,447	—	(586)	5,861	12,338	—	(1,209)	11,129
Pre-opening expense	122	—	—	122	142	—	—	142
Corporate	2,738	—	—	2,738	5,580	—	—	5,580
Write downs, reserves and recoveries	(707)	—	—	(707)	(785)	—	—	(785)
Total expense	102,251	—	(12,358)	89,893	200,931	—	(23,756)	177,175
Operating income from continuing operations	14,144	—	(992)	13,152	28,260	—	(685)	27,575
Other income (expense)
Interest income	29	—	—	29	43	—	(2)	41
Interest expense	(8,074)	—	572	(7,502)	(16,011)	—	1,134	(14,877)
Loss on extinguishment (or modification) of debt	(8,842)	—	—	(8,842)	(8,842)	—	—	(8,842)
Other costs	—	—	—	—	—	—	—	—
Total other expense, net	(16,887)	—	572	(16,315)	(24,810)	—	1,132	(23,678)
Income (loss) from continuing operations before income tax	(2,743)	—	(420)	(3,163)	3,450	—	447	3,897
Provision for income taxes	922	—	152	1,074	(1,211)	—	(161)	(1,372)
Income (loss) from continuing operations	$(1,821)	$—	$(268)	$(2,089)	$2,239	$—	$286	$2,525

Discontinued operations:
Income from discontinued operations before income tax	—	—	420	420	5,527	—	(447)	5,080
Provision for income taxes	—	—	(152)	(152)	(1,990)	—	161	(1,829)
Loss from discontinued operations	$—	$—	$268	$268	$3,537	$—	$(286)	$3,251
Net income (loss)	$(1,821)	$—	$—	$(1,821)	$5,776	$—	$—	$5,776

Table of Contents	F - 51	Financial Statement Index