Form 10-Q/A
period 2013-03-31
Affinity Gaming
filed 2013-08-05
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amended Filing”) as Amendment No. 1 to our Quarterly Report on Form 10-Q which we originally filed with the Securities and Exchange Commission on May 13, 2013 (the “Original Filing”).  The Amended Filing amends and restates our unaudited condensed consolidated statement of cash flows and related disclosures for the quarter ended March 31, 2012, and also amends certain other Items in the Original Filing as listed below, as a result of the same error. You can find details of the restatement and other amendments below and in Note 15 to the accompanying condensed consolidated financial statements as restated.

Background

On June 17, 2013, management, in consultation with our Board of Directors, concluded that our unaudited condensed consolidated statement of cash flows for the quarter ended March 31, 2012 should be restated because excess cash from discontinued operations had been misclassified by reporting it as an operating activity rather than an investing activity.  We retained $25.0 million of excess cash as of March 31, 2012 upon the completion of the previously-announced sale of all of our slot machine route operations, as well as our three casinos in Pahrump and Searchlight, Nevada. Management assessed the materiality of the classification error we describe in this paragraph; which did not affect the unaudited condensed consolidated balance sheet or the unaudited condensed consolidated statement of operations, and concluded that it was material to the financial statements included in the Original Filing.

To correct the classification error, we have restated our unaudited condensed consolidated statement of cash flows for the quarter ended March 31, 2012 by presenting the $25.0 million of excess cash from discontinued operations in the investing activities section rather than in the operating activities section. Although the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations. The restatement affects both the condensed consolidated statement of cash flows as well as the condensed information related to the required guarantor subsidiary financial statement disclosures appearing in Note 16. We have also included disclosure of cash flows from discontinued operations on the statement of cash flows.

As a result of the identified classification error, our management, including our principal executive officer and principal financial officer, has determined that a control deficiency existed in our internal control over financial reporting that constituted a material weakness. For a discussion of management’s consideration of our internal control over financial reporting and our disclosure controls and procedures after the identification of the material weakness, see Part I, Item 4 in this Amended Filing.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the entire Original Filing as modified and superseded, where necessary, to reflect the restatement.  We amended the following items:

•	Part I, Item 1. Financial Statements and Supplementary Data

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

We have included currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as exhibits to this Amended Filing.

We have not updated items in this Amended filing to reflect events which occurred subsequent to the Original Filing date, other than those associated with the restatement.

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

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements, by their nature, relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that we cannot easily predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines at our casino properties; (v) our continued viability, our operations and results of operations; or (vi) expectations related to integration of newly-acquired casino properties.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to complete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws could have a material adverse effect on our financial condition,

•	severe weather conditions and other natural disasters that affect visitation to our casinos,

•	environmental contamination and remediation costs,

•	the recession and, in particular, the economic downturn in Nevada and California,

•	changes in income and payroll tax laws,

•	additional gaming licenses being granted in limited license jurisdictions where we operate,

•	changes in the smoking laws, and

•	other factors as described in “Part I. Item 1A. — Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K/A”).

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

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Quarter Ended March 31,
	2013	2012 (Restated)
Cash flows from operating activities:
Net income	$1,980	$7,597
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, before income taxes	369	(4,660)
Depreciation and amortization	6,871	5,268
Amortization of debt costs and discounts	537	81
(Gain) loss on sale of property and equipment	(10)	4
Insurance proceeds St Jo flood	—	1,005
Share-based compensation	333	476
Deferred income taxes	1,265	3,264
Receivable from related party (Truckee Gaming, LLC)	(582)	—
Decrease (increase) in operating assets:
Accounts receivable	809	(3,691)
Prepaid expense	(1,019)	(1,329)
Inventory	137	(61)
Other assets	197	379
Increase (decrease) in operating liabilities:
Accounts payable	1,488	305
Accrued interest	4,589	94
Accrued expense	1,607	(4,940)
Income tax payable/receivable	(772)	747
Other liabilities	(44)	(274)
Equity compensation deferred tax adjustment	—	23
Net cash provided by operating activities	17,755	4,288
Cash flows from investing activities:
Restricted cash	(17,419)	1,638
Proceeds from sale to Truckee Gaming, LLC	17,447	—
Cash paid for business acquisition	—	(4,305)
Excess cash from discontinued operations	—	24,964
Insurance proceeds St Jo flood	—	3,045
Proceeds from sale of property and equipment	10	32
Purchases of property and equipment	(6,658)	(4,542)
Net cash provided by (used in) investing activities	(6,620)	20,832
Cash flows from financing activities:
Payment on long-term debt	(500)	(6,325)
Loan origination fees	(62)	—
Net cash used in financing activities	(562)	(6,325)
Net increase in cash and cash equivalents	10,573	18,795
Cash and cash equivalents:
Beginning of year	126,873	45,956
End of period	$137,446	$64,751

Cash flows from discontinued operations:
Cash provided by (used in) operating activities	36	(232)
Cash used in investing activities	(4,695)	(126)
Cash used in discontinued operations	(4,659)	(358)

Supplemental cash flow information:
Cash paid during the period for interest	$2,683	$8,765
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$670	$683
Non-cash disposition of assets	—	29,993
Non-cash purchase of Colorado assets	—	67,078
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

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

As discussed in Note 15, we have restated our consolidated statement of cash flows for the quarter ended March 31, 2012, and revised certain amounts in the accompanying unaudited condensed consolidated financial statements for the quarter ended March 31, 2012 from the amounts previously reported to correct certain errors, report certain operations as discontinued operations and make certain other reclassifications. As discussed in Note 14, we have also changed the composition of our reportable segments.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes to Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2012 Form 10-K/A.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

net of selling expenses, of $21,000 during the quarter. Including the impairment losses we recognized in 2012 related to this transaction, we recognized an overall loss, net of selling expenses, of $14.8 million on the Truckee Disposition. The operating results for the casinos subject to the Truckee Disposition have been recorded in discontinued operations of the accompanying condensed consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as held-for-sale for the year ended December 31, 2012.

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

Table of Contents	17	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

14.	SEGMENT INFORMATION

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

Restatement Related to Classification Error

On June 17, 2013, management, in consultation with our Board of Directors, concluded that our unaudited condensed consolidated statement of cash flows for the quarter ended March 31, 2012 should be restated because excess cash from discontinued operations had been misclassified by reporting it as an operating activity rather than an investing activity.  We retained a certain amount of excess cash upon the completion of the previously-announced sale of all of our slot machine route operations, as well as our three casinos in Pahrump and Searchlight, Nevada. Management assessed the materiality of the classification error we describe in this paragraph; which did not affect any consolidated balance sheet, consolidated statements of operations, or consolidated statements of owners' equity (deficit) for any period; and concluded that it was material to our previously-issued financial statements included in the periodic report during the period mentioned.

To correct the classification error, we have restated our condensed consolidated statement of cash flows for the quarter ended March 31, 2012, by presenting the $25.0 million of excess cash from discontinued operations in the investing activities section rather than in the operating activities section. Though the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations. The restatement affects both the condensed consolidated statement of cash flows as well as the condensed version related to the required guarantor subsidiary financial statement disclosures appearing in Note 16.

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

To disclose the impact on previously reported amounts of the restatement described above, the following table presents the affected portions of the condensed consolidated statements of cash flows for the quarter ended March 31, 2012 as originally reported and as restated (in thousands):

	As Previously Reported	Error Correction	As Restated
Cash flows from operating activities:
Excess cash from discontinued operations	$24,964	$(24,964)	$—
Net cash provided by operating activities	$29,252	$(24,964)	$4,288

Cash flows from investing activities:
Excess cash from discontinued operations	$—	$24,964	$24,964
Net cash provided by (used in) investing activities	$(4,132)	$24,964	$20,832

To disclose the impact on previously reported amounts of the restatement described above, the following table presents the affected portions of the condensed statement of cash flows for the quarter ended March 31, 2012 related to the required guarantor subsidiary financial statement disclosures appearing in Note 16, as originally reported and as restated (in thousands):

	As Previously Reported		Error Corrections		As Restated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by operating activities	$12,653	$30,368	$—	$(24,964)	$12,653	$5,404

Cash flows from investing activities:
Excess cash from discontinued operations	$—	$—	$—	$24,964	$—	$24,964
Net cash provided by (used in) investing activities	$(5,675)	$—	$—	$24,964	$(5,675)	$24,964

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$—	$221	$(453)	$221	$(453)
Cash flows from investing activities	—	—	(143)	17	(143)	17
Cash flows from discontinued operations	$—	$—	$78	$(436)	$78	$(436)

In addition to the above changes for the quarter ended March 31, 2012, we have added a section for cash flows from discontinued operations to each of the condensed consolidated statements of cash flows and the condensed statement of cash flows for the quarter ended March 31, 2013 appearing in Note 21.

Revisions

In addition to the restatement noted above, we have revised certain immaterial amounts in the accompanying consolidated financial statements for the three months ended March 31, 2012, from the amounts we previously reported in that period’s Quarterly Report on Form 10-Q for the following:

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Quarter ended March 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by (used in) operating activities	$(5,546)	$—	$23,301	$—	$17,755

Cash flows from investing activities:
Restricted cash	(17,419)	—		—	(17,419)
Proceeds from sale to Truckee Gaming, LLC	17,447	—	—	—	17,447
Proceeds from sale of property and equipment	—	—	10	—	10
Purchases of property and equipment	(142)	—	(6,516)	—	(6,658)
Net cash used in investing activities	$(114)	$—	$(6,506)	$—	$(6,620)

Cash flows from financing activities:
Change in intercompany accounts	12,623	—	(12,623)	—	—
Payments on long-term debt	(500)	—	—	—	(500)
Loan origination fees	(62)	—	—	—	(62)
Net cash provided by (used in) financing activities	$12,061	$—	$(12,623)	$—	$(562)

Net increase in cash and cash equivalents	6,401	—	4,172	—	10,573

Cash and cash equivalents
Beginning of year	89,063	—	37,810	—	126,873
End of period	$95,464	$—	$41,982	$—	$137,446

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$—	$36	$—	$36
Cash flows from investing activities	—	—	(4,695)	—	(4,695)
Cash flows from discontinued operations	$—	$—	$(4,659)	$—	$(4,659)

Table of Contents	27	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Quarter ended March 31, 2012 (Restated)
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by (used in) operating activities	$(13,769)	$12,653	$5,404	$4,288

Cash flows from investing activities:
Restricted cash	1,645	(7)	—	1,638
Excess cash from discontinued operations	—	—	24,964	24,964
Cash paid for business acquisition	—	(4,305)	—	(4,305)
Insurance proceeds St Jo flood	—	3,045	—	3,045
Proceeds from sale of property and equipment	—	32	—	32
Purchases of property and equipment	(102)	(4,440)	—	(4,542)
Net cash provided by (used in) investing activities	$1,543	$(5,675)	$24,964	$20,832

Cash flows from financing activities:
Change in intercompany accounts	38,418	(8,050)	(30,368)	—
Payment on long-term debt	(6,325)	—	—	(6,325)
Net cash provided by (used in) financing activities	$32,093	$(8,050)	$(30,368)	$(6,325)

Net increase (decrease) in cash and cash equivalents	19,867	(1,072)	—	18,795

Cash and cash equivalents
Beginning of year	5,065	40,891	—	45,956
End of period	$24,932	$39,819	$—	$64,751

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$221	$(453)	$(232)
Cash flows from investing activities	—	(143)	17	(126)
Cash flows from discontinued operations	$—	$78	$(436)	$(358)

Table of Contents	28	Financial Statement Index

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT AND REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

As described in the section entitled “EXPLANATORY NOTE”, we restated our unaudited condensed consolidated statement of cash flows for the quarter ended March 31, 2012, contained in the Quarterly Report on Form 10-Q which we originally filed with the Securities and Exchange Commission on May 13, 2013 (the “Original Filing”), by presenting the $25.0 million of excess cash from discontinued operations in the investing activities section rather than in the operating activities section.  Though the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations. Management assessed the materiality of the classification error; which did not affect the unaudited condensed consolidated balance sheet or the unaudited condensed consolidated statement of operations, and concluded that it was material to the financial statements included in the Original Filing.

We have revised certain immaterial amounts for the three months ended March 31, 2012 from the amounts we previously reported in that period’s Quarterly Report on Form 10-Q. We corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The correction reduced previously reported casino revenue by $1.2 million in the three months ended March 31, 2012, and it reduced previously reported promotional allowances by an equal amount in the same period. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements, and we have revised the affected period. The errors did not affect net revenues, operating income or cash flows for the three months ended March 31, 2012. Refer to Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further details. The following discussion and analysis is based on the financial results for the three months ended March 31, 2013, and the revised financial results for the three months ended March 31, 2012.

Table of Contents	29	Financial Statement Index

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

Table of Contents	30

Debt and Interest Expense. During the quarter ended March 31, 2012, we were still operating with the $350 million of senior secured loans (“Senior Secured Loans”) we entered into upon emergence from bankruptcy. On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the Senior Secured Loans.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% senior unsecured notes due 2018 ("2018 Notes"), (ii) using a $200 million senior secured credit facility due 2017 ("Term Loan Facility"), and (iii) the establishment of our $35 million Super Priority Revolving Credit Facility due 2017 ("Revolving Credit Facility" and, together with the 2018 Notes and the Term Loan Facility, the “New Credit Facilities”), which remained undrawn at close. The interest rates we were paying under the Senior Secured Loans were higher than the rates we were paying during the quarter ended March 31, 2013 under the New Credit Facilities.

All of our current and future domestic subsidiaries that guarantee the $200 million Senior Secured Credit Facility due 2017 also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis. All of the guarantees are joint and several.

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

Table of Contents	31

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

Table of Contents	32

The following table presents financial information by reportable segment (in thousands):

	Quarter Ended March 31,
	2013	2012	Percent Change
Gross revenue
Nevada	$68,517	$77,614	(12)%
Midwest[1]	34,549	35,864	(4)%
Colorado	11,360	1,085	947%
Gross revenue from segments	114,426	114,563	—%
Other	—	—	—%
Total gross revenue	$114,426	$114,563	—%
Segment EBITDA
Nevada	$8,668	$10,293	(16)%
Midwest	10,414	11,175	(7)%
Colorado	2,320	1,085	114%
Segment EBITDA Total	21,402	22,553	(5)%
Corporate expense	(3,590)	(2,842)	26%
Share-based compensation	333	476	(30)%
Total Adjusted EBITDA	$18,145	$20,187	(10)%

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

Table of Contents	33

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

Table of Contents	34

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Quarter Ended March 31,
	2013	2012	Percent Change
Total revenue
Gaming	$78,088	72,788	7%
Food and beverage	11,401	11,443	—%
Lodging	6,609	7,240	(9)%
Fuel and retail	15,079	18,312	(18)%
Other	3,249	4,780	(32)%
Total revenue	114,426	114,563	—%
Promotional allowances	(13,380)	(12,858)	4%
Net revenue	$101,046	$101,705	(1)%

Departmental cost and expense
Gaming	$30,403	$27,668	10%
Food and beverage	11,622	11,588	—%
Lodging	4,422	4,346	2%
Fuel and retail	13,092	16,082	(19)%
Other	1,933	2,547	(24)%
General and administrative	18,172	16,999	7%
Corporate	3,590	2,842	26%
Write downs, reserves and recoveries	—	(78)	(100)%
Departmental cost and expense	$83,234	$81,994	2%

Departmental EBITDA Margins
Gaming	61%	62%
Food and beverage	(2)%	(1)%
Lodging	33%	40%
Fuel and retail	13%	12%
Other	41%	47%

Table of Contents	35

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Quarter Ended March 31,
	2013	2012
Total revenue
Gaming	68%	64%
Food and beverage	10%	10%
Lodging	6%	6%
Fuel and retail	13%	16%
Other	3%	4%
Total revenue	100%	100%
Promotional allowances	(12)%	(11)%
Net revenue	88%	89%
Departmental cost and expense
Gaming	27%	24%
Food and beverage	10%	10%
Lodging	4%	4%
Fuel and retail	11%	14%
Other	2%	2%
General and administrative	16%	15%
Corporate	3%	2%
Write downs, reserves and recoveries	—%	—%
Departmental cost and expense	73%	72%

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

Table of Contents	36

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

Table of Contents	37

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

Cash Flows from Operating Activities

Operating activities provided $17.8 million during the three months ended March 31, 2013, compared to $4.3 million for the three months ended March 31, 2012. The increase in cash provided by operating activities was driven by positive changes in net working capital, primarily accrued expense and accrued interest, which we now pay quarterly and semi-annually under our New Credit Facilities versus monthly under the Senior Secured Loans.

Cash Flows from Investing Activities

Investing activities used $6.6 million during the three months ended March 31, 2013 compared to providing $20.8 million for the three months ended March 31, 2012.  During the quarter ended March 31, 2012, we retained excess cash of $25.0 million from the JETT and Golden Gaming Transactions. The proceeds we received from the Truckee Disposition were deposited into a restricted cash account and, overall, did not impact cash flows from investing activities. Net cash used in investing activities is primarily comprised of capital expenditures which were $6.7 million and $4.5 million for the quarters ended March 31, 2013 and 2012, respectively. Net cash used in investing activities for the quarter ended March 31, 2012 also

Table of Contents	38

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

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on April 1, 2013 ("2012 Form 10-K/A").

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

Table of Contents	39

When we filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our principal executive officer and principal financial officer, after participating in the evaluation of our disclosure controls and procedures, concluded that such disclosure controls and procedures were effective as of the end of the period covered by that report. Subsequent to that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2013 as a result of identifying the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness described below, management, based upon the substantial work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Material Weakness in Internal Controls over Financial Reporting

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

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2013, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	40	Financial Statement Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our previously reported legal proceedings, refer to “Part I.  Item 3. — Legal Proceedings” in our 2012 Form 10-K/A, as updated in Note 13 to the accompanying unaudited condensed consolidated financial statements.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

We have not identified any material changes to the risk factors described in our 2012 Form 10-K/A. Risks other than those described in our 2012 Form 10-K/A may materially adversely affect our business, financial condition or future results, including risks and uncertainties not currently known to us or those that we currently believe are immaterial.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM5.	OTHER INFORMATION

None.

Table of Contents	41

ITEM 6.	EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table of Contents	42	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	August 2, 2013	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated:	August 2, 2013	By:	/s/ Donna Lehmann
Name: Donna Lehmann
Title: Senior Vice President, Chief Financial Officer and Treasurer