Form 10-Q
period 2013-06-30
Affinity Gaming
filed 2013-08-14
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☑

No established public trading market for our common stock currently exists. As of August 14, 2013, 20,276,602 of the registrant's shares of common stock were outstanding.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) the adequacy of cash flows from operations and available cash, and (ii) the effects on our business as a result of the reorganization proceedings of our predecessor, Herbst Gaming, Inc. and its wholly-owned subsidiaries under title 11 of the United States Code, 11 U.S.C. §§ 101, et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Nevada, Northern Division.

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements, by their nature, relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that we cannot easily predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the potential adverse impact of the Chapter 11 filing on our operations, management and employees; (ii) customer response to the Chapter 11 filing; (iii) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (iv) expectations regarding the operation of slot machines at our casino properties; or (v) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to complete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws,

•	severe weather conditions and other natural disasters that affect visitation to our casinos,

•	environmental contamination and remediation costs,

•	pending and potential litigation,

•	the recession and, in particular, the economic downturn in Nevada and California,

•	changes in income and payroll tax laws,

•	additional gaming licenses being granted in limited license jurisdictions where we operate,

•	our material weakness in internal control over financial reporting,

•	changes in the smoking laws, and

•	other factors as described in “Part I. Item 1A. — Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2012 (“2012 Form 10-K/A”).

Table of Contents	ii

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

Table of Contents	iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$133,689	$126,873
Restricted cash	11,369	608
Accounts receivable, net of reserve of $228 and $184, respectively	4,237	5,109
Income tax receivable	464	—
Prepaid expense	9,426	8,568
Inventory	2,710	2,835
Deferred tax asset	3,516	3,124
Total current assets	165,411	147,117
Property and equipment, net	271,116	267,948
Other assets, net	13,535	14,951
Assets held for sale (Note 4)	—	21,443
Intangibles, net	130,295	131,947
Goodwill	68,516	68,516
Total assets	$648,873	$651,922
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	14,450	14,001
Accrued interest	2,389	2,581
Accrued expense	21,681	21,097
Income tax payable	—	516
Current maturities of long-term debt	2,000	7,281
Other current liabilities	305	—
Total current liabilities	40,825	45,476
Long-term debt	388,599	389,435
Other liabilities	982	1,007
Liabilities held for sale (Note 4)	—	3,552
Deferred income taxes	7,489	5,322
Total liabilities	437,895	444,792

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,284,865 and 20,257,625 shares issued and outstanding, respectively	20	20
Additional paid-in-capital	207,854	207,110
Retained earnings	3,104	—
Total owners’ equity	210,978	207,130
Total liabilities and owners’ equity	$648,873	$651,922
See notes to consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended June 30,		Year to Date as of June 30,
	2013	2012	2013	2012
REVENUE
Casino	$77,634	$70,922	$155,722	$143,710
Food and beverage	11,487	11,629	22,888	23,072
Lodging	7,038	8,007	13,647	15,247
Fuel and retail	14,393	19,641	29,472	37,953
Other	3,917	6,364	7,166	11,144
Total revenue	114,469	116,563	228,895	231,126
Promotional allowances	(14,157)	(13,518)	(27,537)	(26,376)
Net revenue	100,312	103,045	201,358	204,750
EXPENSE
Casino	29,877	27,571	60,280	55,239
Food and beverage	11,269	11,784	22,891	23,372
Lodging	4,699	4,758	9,121	9,104
Fuel and retail	12,021	16,769	25,113	32,851
Other	2,028	2,689	3,961	5,236
General and administrative	18,656	18,308	36,828	35,307
Depreciation and amortization	6,647	5,861	13,518	11,129
Pre-opening expense	—	122	—	142
Corporate	4,400	2,738	7,990	5,580
Write downs, reserves and recoveries	1,641	(707)	1,641	(785)
Total expense	91,238	89,893	181,343	177,175
Operating income from continuing operations	9,074	13,152	20,015	27,575
Other income (expense)
Interest expense, net	(7,374)	(7,473)	(14,903)	(14,836)
Loss on extinguishment (or modification) of debt	—	(8,842)	—	(8,842)
Total other income (expense), net	(7,374)	(16,315)	(14,903)	(23,678)
Income from continuing operations before income tax	1,700	(3,163)	5,112	3,897
Provision for income taxes	(576)	1,074	(1,772)	(1,372)
Income from continuing operations	$1,124	$(2,089)	$3,340	$2,525

Discontinued operations (Note 4):
Income (loss) from discontinued operations before income tax	—	420	(369)	5,080
Benefit from (provision for) income taxes	—	(152)	133	(1,829)
Income (loss) from discontinued operations	$—	$268	$(236)	$3,251
Net income	$1,124	$(1,821)	$3,104	$5,776
See notes to consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2013	2012 (Restated)
Cash flows from operating activities:
Net income	$3,104	$5,776
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, before income taxes	369	(5,080)
Depreciation and amortization	13,518	11,129
Amortization of debt costs and discounts	1,084	416
Gain on sale of property and equipment	(46)	(13)
Unamortized loan fees related to extinguishment (or modification) of debt	—	1,250
Insurance proceeds St Jo flood	—	1,005
Share-based compensation	744	952
Deferred income taxes	1,775	2,909
Changes in operating assets and liabilities:
Accounts receivable	872	(1,178)
Prepaid expense	(820)	(2,010)
Inventory	125	(57)
Other assets	689	792
Accounts payable	2,485	(18)
Accrued interest	(192)	4,169
Accrued expense	659	(4,221)
Income tax payable/receivable	(980)	180
Other liabilities	(49)	(241)
Net cash provided by operating activities	23,337	15,760
Cash flows from investing activities:
Restricted cash	(10,761)	8,774
Excess cash from discontinued operations	—	23,892
Proceeds from sale to Truckee Gaming, LLC	17,447	—
Cash paid for business acquisition	—	(4,305)
Insurance proceeds St Jo flood	—	3,045
Proceeds from sale of property and equipment	70	54
Purchases of property and equipment	(16,685)	(11,143)
Net cash provided by (used in) investing activities	(9,929)	20,317
Cash flows from financing activities:
Payment on long-term debt	(6,339)	(348,900)
Proceeds from long term debt	—	398,000
Loan origination fees	(253)	(9,599)
Net cash used in financing activities	(6,592)	39,501
Net increase in cash and cash equivalents	6,816	75,578
Cash and cash equivalents:
Beginning of year	126,873	45,956
End of period	$133,689	$121,534

Cash flows from discontinued operations:
Cash flows from operating activities	36	(676)
Cash flows from investing activities	(4,695)	(621)
Cash flows from discontinued operations	$(4,659)	$(1,297)

Supplemental cash flow information:
Cash paid during the period for interest	$14,441	$12,595
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$1,669	$1,848
Non-cash disposition of assets	—	29,993
Non-cash purchase of Colorado assets	—	67,078
Non-cash loan origination fees	17	1,045
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

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

In relation to the litigation they initiated, which we describe in Note 13, Z Capital Partners, L.L.C. and certain of its affiliates filed a motion on April 9, 2013 for preliminary injunction which would enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity and its Board of Directors from enforcing the Rights Agreement, while denying the remainder of the motion. The defendants filed an appeal of the District Court's decision to the Nevada Supreme Court, which appeal is pending. Despite the District Court's ruling on the preliminary injunction motion, we can neither evaluate the likelihood of an unfavorable outcome nor estimate the potential loss or range of loss because discovery just began and plaintiffs have not articulated their theory of the case with respect to monetary damages.

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

On February 27, 2012, we sold our casino in Searchlight, Nevada and the portion of our slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC (“JETT”), a Las Vegas based slot route operator (the “JETT Transactions”). On February 29, 2012, we sold the remainder of our slot route operations, as well as our two Pahrump, Nevada casinos, to Golden Gaming, LLC, f/k/a Golden Gaming, Inc. (“Golden Gaming”), a Las Vegas-based casino, tavern and slot route operator (the “Golden Gaming Disposition”). In addition, as part of the transaction with Golden Gaming, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino (together, the “Black Hawk Casinos”)—all located in Black Hawk, Colorado (the “Golden Gaming Acquisition” and together with the Golden Gaming Disposition and the JETT Transactions, the “Golden Gaming Transactions”). We had leased the Black Hawk Casinos back to Golden Gaming through October 31, 2012, earning lease revenue while we waited for approval of our Colorado gaming licenses. We began operating the Black Hawk Casinos on November 1, 2012, after obtaining our Colorado gaming licenses.

On February 1, 2013, we completed the sale to Truckee Gaming, LLC (“Truckee Gaming”) the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada (“Truckee Disposition”).

Consolidation and Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenue and expense during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include the fair values of assets and liabilities related to depreciation and amortization, the estimated allowance for doubtful accounts receivable and the estimated cash flows we use in assessing the recoverability of long-lived assets, as well as the estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments.

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2013, with the audited Consolidated Balance Sheet amounts as of December 31, 2012 presented for comparative purposes, and the related unaudited condensed consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Table of Contents	6	Financial Statement Index

As discussed in Note 14, we have changed the composition of our reportable segments.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheet as of June 30, 2013, our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2012 Form 10-K/A.

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

Our restricted cash balance at June 30, 2013 consists primarily of the proceeds we received from Truckee Gaming in connection with the sale of assets. As more fully described in Note 10, we are required to deposit cash we receive from non-core asset sales, such as the Truckee Disposition, in an account governed by an account control agreement. The balance in the control account must be used to repay amounts due under the Credit Agreement if not withdrawn within 365 days for permitted uses outlined in the Credit Agreement. As of June 30, 2013, the balance in the control account was $10.8 million. Restricted cash balances as of June 30, 2013 and December 31, 2012 also include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation policies.

4.	ASSETS HELD FOR SALE

On September 7, 2012, we entered into an Asset Purchase Agreement (“Agreement”) with Truckee Gaming regarding the Truckee Disposition. The transaction closed on February 1, 2013. Truckee Gaming paid a base purchase price of $19.2 million less a $1.7 million credit for deferred maintenance capital plus an adjustment related to EBITDA through the closing date of the transaction of $1.4 million. Truckee Gaming received $2.9 million in cash as part of the assets transferred, which consisted of $2.5 million in cage cash and $0.4 million transferred as a purchase price adjustment. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Based on the preliminary working capital balances and purchase price adjustments, we received proceeds of $17.5 million from Truckee Gaming which we deposited into an account subject to a control agreement (as discussed further in Note 3 and Note 10). During the quarter ended March 31, 2013, we recorded the final adjustments related to the purchase price, including final working capital adjustments, and recorded a gain, net of selling expenses, of $21,000 during the quarter. Including the impairment losses we recognized in the second half of 2012 related to this transaction, we recognized an overall loss, net of selling expenses, of $14.8 million on the Truckee Disposition. We have presented the operating results for the casinos subject to the Truckee Disposition in discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as held-for-sale for the year ended December 31, 2012.

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

Pursuant to the Asset Purchase Agreement with an affiliate of Golden Gaming known as Golden Mardi Gras, Inc, upon the terms and subject to the conditions thereof, we agreed to purchase the assets and assume certain liabilities of the Black Hawk Casinos. We acquired the land and buildings of the Black Hawk Casinos which we leased back to Golden Gaming until we obtained our Colorado gaming licenses on October 18, 2012.  We recorded lease revenue of $2.3 million and $3.4 million from Golden Gaming during the three and six months ended June 30, 2012. On November 1, 2012, we began operating the Black Hawk Casinos.

The agreements with Golden Gaming required us to pay a contractual purchase price adjustment based on the estimated values at closing of the Pahrump Casinos and Slot Route, on the one hand, and the Black Hawk Casinos on the other hand. For purposes of the purchase price adjustment, we determined the estimated values of the Pahrump Casinos and Slot Route and the Black Hawk casinos based on multiples of their trailing-twelve-month EBITDA as of their respective closing dates in February. We paid the purchase price adjustment of $4.3 million in cash.

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

For each of the properties we sold or that we have contracted to sell, we classified their results of operations as discontinued operations for all periods presented in the accompanying consolidated statements of operations. We have retrospectively adjusted the amounts reported for the quarter ended June 30, 2012 in the following table to give effect to such reporting of discontinued operations. Discontinued operations for the quarter ended June 30, 2012 reflect the operating results of the properties we sold in the Truckee Disposition. Discontinued operations for the six months ended June 30, 2013 reflect one month of operating results of the properties we sold in the Truckee Disposition, while discontinued operations for the six months ended June 30, 2012 reflect the operating results of the properties we sold in the Truckee Disposition plus two months of operating results of the properties we sold to JETT and Golden Gaming.

The following table summarizes operating results for discontinued operations (in thousands):

	Quarter Ended June 30,		Year to Date as of June 30,
	2013	2012	2013	2012
Net revenue	$—	$13,350	$3,289	$56,892
Pretax income (loss) from discontinued operations	$—	$420	$(369)	$5,080
Discontinued operations, net of tax	$—	$268	$(236)	$3,251

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table details our assets held for sale and liabilities related to assets held for sale (in thousands), all of which were previously reported in our Nevada segment:

December 31, 2012
Cash and cash equivalents	$4,659
Receivables, net	448
Prepayments and other	1,433
Inventory	695
Property and equipment, net	9,381
Intangibles	483
Other assets, net	119
Goodwill	4,225
Total assets held for sale	$21,443

Accounts payable	$831
Accrued expense	2,721
Total current liabilities related to assets held for sale	$3,552

The amounts at December 31, 2012 represent the balance of assets and liabilities related to the properties we sold in the Truckee Disposition, not necessarily the amounts that transferred to the buyer upon the closing of the transaction. The assets sold to Truckee Gaming included $2.9 million in cash, while we retained the $1.8 million excess.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents supplemental pro forma financial information (in thousands) for the three and six months ended June 30, 2012 as if we acquired the Black Hawk Casinos as of January 1, 2011. We prepared the supplemental pro forma information for comparative purposes; it does not necessarily indicate what the actual results for the three and six months ended June 30, 2012 would have been had we acquired the Black Hawk Casinos on January 1, 2011, nor is it indicative of any future results.

	Quarter to Date as of June 30, 2012	Year to Date as of June 30, 2012
Net revenue	$111,058	$222,827
Operating income	14,334	30,656
Income from continuing operations, net of tax	(1,332)	4,497

6.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated Life (Years)	June 30, 2013	December 31, 2012
Building	40	$164,785	$163,662
Gaming equipment	5	45,904	43,261
Furniture, fixtures, and equipment	5 - 10	35,301	33,261
Leasehold improvements	1 - 20	206	206
Land	—	40,013	40,013
Barge	10	15,019	15,019
Construction-in-progress		22,286	13,343
Total property and equipment		323,514	308,765
Less accumulated depreciation		(52,398)	(40,817)
Total property and equipment, net		$271,116	$267,948

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

We determine the fair value of the indefinite-lived intangible assets other than goodwill using the discounted cash flows method, a form of the income approach.  In determining the fair values, we make significant assumptions relating to variables based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecast earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates in perpetuity to estimated terminal values.

Table of Contents	10	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes intangible assets by category (dollars in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer loyalty programs	$12,164	$(3,579)	$8,585	$12,164	$(2,346)	$9,818
Trademarks	2,982	(1,149)	1,833	2,982	(730)	2,252
Total amortizing intangible assets	$15,146	$(4,728)	$10,418	$15,146	$(3,076)	$12,070

Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
Total non-amortizing intangible assets	$119,877		$119,877	$119,877		$119,877
Total	$135,023		$130,295	$135,023		$131,947

We made no changes to goodwill by reportable segment during the quarter ended June 30, 2013.

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

8.	OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Capitalized loan fees, net	$8,735	$9,446
Long-term deposits	3,855	4,309
Other assets	945	1,196
Total	$13,535	$14,951

Table of Contents	11	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

9.	ACCRUED EXPENSE

Accrued expense consists of the following (dollars in thousands):

	June 30, 2013	December 31, 2012
Progressive jackpot liabilities	$3,132	$2,766
Accrued payroll and related	7,284	7,492
Slot club point liability	3,592	3,947
Litigation reserves	3,100	—
Disputed bankruptcy estate expense	—	1,517
Other accrued expense	4,573	5,375
Total	$21,681	$21,097

10.	LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	June 30, 2013	December 31, 2012
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized discount	(1,620)	(1,784)
9% Senior Unsecured Notes due 2018, net	198,380	198,216
Senior Secured Credit Facility due 2017	192,219	198,500
Less: current maturities	(2,000)	(7,281)
Total long-term debt	$388,599	$389,435

During the quarter ended March 31, 2012, we were still operating with the $350 million of senior secured loans ("Senior Secured Loans") we entered into upon emergence from bankruptcy. On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the Senior Secured Loans.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% Senior Unsecured Notes due 2018 (the “2018 Notes”), (ii) using a $200 million Senior Secured Credit Facility due 2017 (“Senior Secured Credit Facility”) which, when aggregated with the 2018 Notes, provided us with an additional $38.6 million of cash after we repaid our former indebtedness, and (iii) the establishment of a $35 million Super Priority Revolving Credit Facility due 2017 (“Super Priority Revolving Credit Facility”), which remained undrawn at close.

Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The Senior Secured Credit Facility provides an accordion feature, whereby we may borrow an additional $80 million of debt subject to certain customary terms and conditions including pro forma compliance with a maximum senior secured leverage ratio (as defined in the senior secured credit facility). We incurred approximately $13.6 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of June 30, 2013 totaled $8.7 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements.

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

The Credit Agreement contains customary covenants including maximum total leverage ratio, maximum secured leverage ratio, minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Senior Secured Credit Facility is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the net leverage ratio is greater than or equal to 4.00 to 1.00 and equal to 25% of excess cash flow when the net leverage ratio is greater than or equal to 3.00, but less than 4.00.  At June 30, 2013, we were in compliance with all financial covenants related to our debt agreements; the Leverage Ratio on that date was 5.26 to 1.00 and the Interest Coverage Ratio was 2.30 to 1.00.

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

We based the estimated fair value of the 2018 Notes and the Senior Secured Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at June 30, 2013 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$198,380	$207,307
Senior Secured Credit Facility	192,219	193,661
Total	$390,599	$400,968

11.	INCOME TAXES

For the three months ended June 30, 2013 and 2012, our overall effective income tax rates were 33.9% and 33.6%, respectively. For the six months ended June 30, 2013 and 2012, our overall effective income tax rates were 34.6% and 35.7%, respectively. The 2013 and 2012 year-to-date percentages consisted of rates of 34.7% and 35.1%, respectively, for continuing operations and a rate of 36.0% for discontinued operations.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock units for the period ended June 30, 2013:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Balance, December 31, 2012	530,803	$10.06	247,743	$5.67	102,132	$10.40
Granted	—	—	—	—	31,374	12.75
Vested	—	—	(95,098)	5.74	(10,332)	12.10
Canceled	(107,270)	10.10	—	—	—	—
Forfeited	(41,794)	10.17	(41,794)	5.78	(4,133)	12.10
Balance, June 30, 2013	381,739	$10.04	110,851	$5.57	119,041	$10.82

As of June 30, 2013, awards representing 658,341 shares or potential shares of our common stock remained outstanding; therefore, awards representing 341,659 shares or potential shares of our common stock remained available for issuance under our 2011 LTIP.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

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

Z Capital filed a motion on April 9, 2013 for a preliminary injunction which would enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity and its Board of Directors from enforcing the Rights Agreement, while denying the remainder of the motion. The defendants filed an appeal of the District Court's decision to the Nevada Supreme Court, which appeal is pending. Despite the District Court's ruling on the preliminary injunction motion, we can neither evaluate the likelihood of an unfavorable outcome nor estimate the potential loss or range of loss because discovery just began and plaintiffs have not articulated their theory of the case with respect to monetary damages.

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Resort & Casino (“Lakeside Iowa”) in Osceola, Iowa, filed an action in Iowa state court against Affinity Gaming and Lakeside Iowa, seeking a declaratory judgment that the management contract between CCDC and Lakeside Iowa is non-assignable. We removed the case to federal court and contested CCDC's position even though we have no plans to assign the agreement. CCDC also named Lakeside Iowa, Affinity Gaming and the Iowa Racing & Gaming Commission (“IRGC”)  in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved the Predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside Iowa, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent.  On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice.  CCDC’s dismissal of the state court petition and attempt to dismiss the federal court action is based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  The mediation resulted in a written memorandum of understanding (“MOU”) pursuant to which the state court petition and federal court action were to be dismissed upon Lakeside Iowa’s payments of $600,000 to CCDC and $2.5 million to an account controlled by the Clarke County Reservoir Commission; Lakeside Iowa was to incrementally reduce to zero over a period of ten years a 0.5% capital improvement set-off against the 2.5% of adjusted gross revenue (“AGR”) the casino pays to CCDC and its local government affiliates; and, for a period of five years, CCDC would not unreasonably withhold its consent to the assignment of the management agreement to a third party, provided the assignee agrees to immediately eliminate the capital improvement set-off and to pay the greater of 3% or the state maximum percentage of AGR.  However, subsequent to the mediation, when the parties exchanged drafts of the formal written settlement agreement contemplated by the MOU, it became apparent that a meeting of the minds regarding settlement had not occurred, as CCDC took the position that any assignee of the management agreement would have to increase its percentage of AGR payment by 1.5%, rather than the 0.5% to which we believed we had agreed.  We intend to oppose the motion to dismiss the federal lawsuit without prejudice (and without payment of our fees and expenses incurred in defending the action) and vigorously defend against the lawsuit to enforce the alleged settlement agreement.  Because CCDC has just filed its action to enforce the alleged settlement agreement, an evaluation of the likelihood of an unfavorable outcome cannot be made; however, we estimate the potential loss to be the $3.1 million in payments set forth in the MOU.

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

We recently completed construction on a new travel center in Primm, Nevada. In connection with the construction, we encountered, on multiple occasions, contaminated soil requiring remediation. Much of the contamination resulted from a gas station operated more than 30 years ago, and from abandoned underground fuel lines. Through June 30, 2013, we have spent approximately $3.5 million on remediation work, and we estimate that such amount could increase to approximately $4 million. The amounts spent on remediation are incremental to our planned expenditures on the project. In April 2013, we received $1

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

million from our insurance carrier as partial reimbursement for environmental remediation costs we have paid in relation to the construction at the travel centers at our Primm, Nevada properties.

On June 25, 2012, the Nevada Tax Commission adopted a regulation requiring gaming companies to pay sales tax on customer complimentary meals and employee meals. The adoption of this regulation stems from a February 15, 2012 Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to use tax at the cost of the meal. The other gaming company filed in District Court a petition for judicial review of the Nevada Tax Commission decision, and as a result we began accruing the applicable sales and use tax from the date of the most recent Nevada Department of Taxation ruling. In June 2013, substantially all the gaming companies in Nevada, including certain of our subsidiaries, entered into a settlement agreement with the Nevada Tax Commission which effectively provided, among other things, that the complimentary meals furnished to customers and employees would neither be subject to sales and use tax retroactively nor prospectively. As a result, we reversed the $1 million we had recorded and presented in accrued expense, $0.6 million of which we had accrued during the second half of 2012.

We are party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions we filed. We believe that our defenses are substantial in each of these matters and that we can successfully defend our legal position without material adverse effect on our consolidated financial statements.

Asset Retirement Obligation

We continue to accrete an asset retirement obligation in association with a lease for real property at our Primm, Nevada location. The Predecessor recorded a liability of $0.5 million in 2007, using a 6.7% discount rate and a 3.0% inflation rate, related to costs it expected to incur to return the leased land to its original state at the end of the lease agreement. The following table reconciles the value of the asset retirement obligation for the periods presented.

	June 30, 2013	December 31, 2012
Balance at beginning of period	$724	$679
Accretion expense	24	45
Balance at end of period	$748	$724

14.	SEGMENT INFORMATION

Through June 30, 2012, we had presented the following reportable segments: Northern Nevada, Southern Nevada and Midwest. As discussed in Note 4, we completed the acquisition of the Black Hawk Casinos during 2012, which we present as the new Colorado reportable segment. As a result of the sale of most of our Northern Nevada properties, we evaluated the remaining Northern Nevada property with the Southern Nevada properties for possible aggregation as one segment. During our evaluation, we determined that the remaining Northern Nevada property did not meet any of the thresholds for separate disclosure as an operating segment, and we do not project that it will meet any of the thresholds in the foreseeable future. As a result, we aggregate the remaining Northern Nevada property with our other Nevada properties as they have similar economic characteristics and meet the segment reporting aggregation criteria. The amounts reported for the quarter ended June 30, 2012 in the following tables have been retrospectively adjusted from the amounts previously reported to give effect to this change in the composition of reportable segments.

Table of Contents	17	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross revenue
Nevada	$69,611	$78,955	138,128	156,569
Midwest	34,853	35,323	69,402	71,187
Colorado	10,005	2,285	21,365	3,370
Total gross revenue	114,469	116,563	228,895	231,126
Promotional allowances
Nevada	(9,833)	(10,381)	(18,447)	(20,320)
Midwest	(3,032)	(3,137)	(5,860)	(6,056)
Colorado	(1,292)	—	(3,230)	—
Total promotional allowances	(14,157)	(13,518)	(27,537)	(26,376)
Net revenue
Nevada	59,778	68,574	119,681	136,249
Midwest	31,821	32,186	63,542	65,131
Colorado	8,713	2,285	18,135	3,370
Total net revenue	$100,312	$103,045	$201,358	$204,750

Table of Contents	18	Financial Statement Index

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

	Quarter Ended June 30,		Year to Date as of June 30,
	2013	2012	2013	2012
Segment EBITDA
Nevada	$9,650	$8,772	18,318	19,065
Midwest	10,119	10,109	20,533	21,206
Colorado	1,993	2,285	4,313	3,370
Total segment EBITDA	21,762	21,166	43,164	43,641
Corporate and other expense	(3,989)	(2,262)	(7,246)	(4,628)
Depreciation and amortization
Nevada	3,581	3,486	7,171	7,110
Midwest	1,719	1,635	3,476	3,222
Colorado	1,091	679	2,398	679
Corporate and other	256	61	473	118
Total depreciation and amortization	6,647	5,861	13,518	11,129
Share-based compensation	411	476	744	952
Write-downs, reserves and recoveries	1,641	(707)	1,641	(785)
Pre-opening expense	—	122	—	142
Operating income from continuing operations	9,074	13,152	20,015	27,575
Other income (expense)
Interest expense, net	(7,374)	(7,473)	(14,903)	(14,836)
Loss on extinguishment (or modification) of debt	—	(8,842)	—	(8,842)
Total other income (expense), net	(7,374)	(16,315)	(14,903)	(23,678)
Income from continuing operations before income tax	$1,700	$(3,163)	$5,112	$3,897

Table of Contents	19	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents total assets by reportable segment (in thousands):

	June 30, 2013	December 31, 2012
Total assets by reportable segment
Nevada	$227,449	$228,980
Midwest	211,333	212,868
Colorado	80,146	78,455
Reportable segment total assets	518,928	520,303
Corporate and other	129,945	131,619
Total assets	$648,873	$651,922

Total assets in the Corporate and other line consist primarily of cash at the corporate entity and, at December 31, 2012, held-for-sale assets.

The following table presents capital expenditures by reportable segment (in thousands):

	Quarter Ended June 30,		Year to Date as of June 30,
	2013	2012	2013	2012
Capital expenditures by reportable segment
Nevada	$3,757	$2,155	$6,316	$3,444
Midwest	1,448	4,742	2,025	6,641
Colorado	4,681	—	6,087	—
Reportable segment capital expenditures	9,886	6,897	14,428	10,085
Corporate	309	638	313	774
Total capital expenditures	$10,195	$7,535	$14,741	$10,859

15.	WRITE DOWNS, RESERVES AND RECOVERIES

Our operating results include various pretax charges to record contingent liability reserves, recoveries of previously recorded reserves and other non-routine transactions. The following table presents the components of Write downs, reserves and recoveries for continuing operations (in thousands):

	Quarter Ended June 30,		Year to Date as of June 30,
	2013	2012	2013	2012
Litigation reserve	$3,100	$—	$3,100	$—
Abated tax penalties and interest related to bankruptcy estate	(1,459)	—	(1,459)	—
Litigation reserve settlement, net	—	(707)	—	(707)
Settlement with insurance carriers	—	—	—	(78)
Write downs, reserves and recoveries	$1,641	$(707)	$1,641	$(785)

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

16.	CONDENSED CONSOLIDATED GUARANTOR DATA

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$98,507	$—	$35,182	$—	$—	$133,689
Restricted cash	11,230	—	139	—	—	11,369
Accounts receivable, net	594	—	3,643	—	—	4,237
Income tax receivable	464	—	—	—	—	464
Prepaid expense	931	—	8,495	—	—	9,426
Inventory	—	—	2,710	—	—	2,710
Deferred income tax asset	348	—	3,168	—	—	3,516
Total current assets	112,074	—	53,337	—	—	165,411
Property and equipment, net	3,596	—	267,520	—	—	271,116
Intercompany receivables	—	—	36,852	—	(36,852)	—
Investment in subsidiaries	325,069	—	—	—	(325,069)	—
Intercompany notes receivable	193,216	—	—	—	(193,216)	—
Other assets, net	11,105	—	2,430	—	—	13,535
Intangibles	—	—	130,295	—	—	130,295
Goodwill	—	—	68,516	—	—	68,516
Total assets	$645,060	$—	$558,950	$—	$(555,137)	$648,873

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,756	$—	$11,694	$—	$—	$14,450
Intercompany payables	36,852	—	—	—	(36,852)	—
Accrued interest	2,389	—	—	—	—	2,389
Accrued expense	1,166	—	20,515	—	—	21,681
Intercompany notes payable	—	—	193,216	—	(193,216)	—
Current maturities of long-term debt	2,000	—	—	—	—	2,000
Other current liabilities	—	—	305	—	—	305
Total current liabilities	45,163	—	225,730	—	(230,068)	40,825
Long-term debt, less current portion	388,599	—	—	—	—	388,599
Other liabilities	234	—	748	—	—	982
Deferred income tax liability	86	—	7,403	—	—	7,489
Total liabilities	434,082	—	233,881	—	(230,068)	437,895

Common stock	20	—	—	—	—	20
Other equity	210,958	—	325,069	—	(325,069)	210,958
Total owners’ equity	210,978	—	325,069	—	(325,069)	210,978
Total liabilities and owners’ equity	$645,060	$—	$558,950	$—	$(555,137)	$648,873

Table of Contents	22	Financial Statement Index

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Statement of Operations
Quarter ended June 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$77,634	$—	$—	$77,634
Food and beverage	—	—	11,487	—	—	11,487
Lodging	—	—	7,038	—	—	7,038
Fuel and retail	—	—	14,393	—	—	14,393
Other	—	—	3,917	—	—	3,917
Total revenue	—	—	114,469	—	—	114,469
Promotional allowances	—	—	(14,157)	—	—	(14,157)
Net revenue	—	—	100,312	—	—	100,312
EXPENSE
Casino	—	—	29,877	—	—	29,877
Food and beverage	—	—	11,269	—	—	11,269
Lodging	—	—	4,699	—	—	4,699
Fuel and retail	—	—	12,021	—	—	12,021
Other	—	—	2,028	—	—	2,028
General and administrative	—	—	18,656	—	—	18,656
Corporate	4,400	—	—	—	—	4,400
Depreciation and amortization	256	—	6,391	—	—	6,647
Write downs, reserves and recoveries	(1,459)	—	3,100	—	—	1,641
Total expense	3,197	—	88,041	—	—	91,238
Operating income (loss) from continuing operations	(3,197)	—	12,271	—	—	9,074
Other income (expense)
Interest expense, net	(7,374)	—	—	—	—	(7,374)
Intercompany interest income	7,414	—	—	—	(7,414)	—
Intercompany interest expense	—	—	(7,414)	—	7,414	—
Income from equity investments in subsidiaries	3,201	—	—	—	(3,201)	—
Total other income (expense), net	3,241	—	(7,414)	—	(3,201)	(7,374)
Income (loss) from continuing operations before income tax	44	—	4,857	—	(3,201)	1,700
Benefit from (provision for) income taxes	1,080	—	(1,656)	—	—	(576)
Income (loss) from continuing operations	$1,124	$—	$3,201	$—	$(3,201)	$1,124

Discontinued operations
Income (loss) from discontinued operations before income tax	—	—	—	—	—	—
Benefit from (provision for) income taxes	—	—	—	—	—	—
Loss from discontinued operations	$—	$—	$—	$—	$—	$—
Net income (loss)	$1,124	$—	$3,201	$—	$(3,201)	$1,124

Table of Contents	24	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Statement of Operations
Quarter ended June 30, 2012
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$70,922	$—	$—	$70,922
Food and beverage	—	11,629	—	—	11,629
Lodging	—	8,007	—	—	8,007
Fuel and retail	—	19,641	—	—	19,641
Other	—	6,364	—	—	6,364
Total revenue	—	116,563	—	—	116,563
Promotional allowances	—	(13,518)	—	—	(13,518)
Net revenue	—	103,045	—	—	103,045
EXPENSE
Casino	—	27,571	—	—	27,571
Food and beverage	—	11,784	—	—	11,784
Lodging	—	4,758	—	—	4,758
Fuel and retail	—	16,769	—	—	16,769
Other	—	2,689	—	—	2,689
General and administrative	—	18,308	—	—	18,308
Corporate	2,738	—	—	—	2,738
Depreciation and amortization	62	5,799	—	—	5,861
Pre-opening expense	122	—	—	—	122
Write downs, reserves and recoveries	(707)	—	—	—	(707)
Total expense	2,215	87,678	—	—	89,893
Operating income (loss) from continuing operations	(2,215)	15,367	—	—	13,152
Other income (expense)
Interest expense, net	(8,045)	—	—	572	(7,473)
Intercompany interest income	7,494	—	—	(7,494)	—
Intercompany interest expense	—	(7,494)	—	7,494	—
Loss on extinguishment (or modification) of debt	(8,842)	—	—	—	(8,842)
Income from equity investments in subsidiaries	5,903	—	—	(5,903)	—
Total other income (expense), net	(3,490)	(7,494)	—	(5,331)	(16,315)
Income from continuing operations before income tax	(5,705)	7,873	—	(5,331)	(3,163)
Benefit from (provision for) income taxes	3,884	(2,810)	—	—	1,074
Income from continuing operations	$(1,821)	$5,063	$—	$(5,331)	$(2,089)

Discontinued operations
Loss from discontinued operations before tax	—	420	—	—	420
Benefit for income taxes	—	(152)	—	—	(152)
Loss from discontinued operations	$—	$268	$—	$—	$268
Net income (loss)	$(1,821)	$5,331	$—	$(5,331)	$(1,821)

Table of Contents	25	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Statement of Operations
Year to Date as of June 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$155,722	$—	$—	$155,722
Food and beverage	—	—	22,888	—	—	22,888
Lodging	—	—	13,647	—	—	13,647
Fuel and retail	—	—	29,472	—	—	29,472
Other	—	—	7,166	—	—	7,166
Total revenue	—	—	228,895	—	—	228,895
Promotional allowances	—	—	(27,537)	—	—	(27,537)
Net revenue	—	—	201,358	—	—	201,358
EXPENSE
Casino	—	—	60,280	—	—	60,280
Food and beverage	—	—	22,891	—	—	22,891
Lodging	—	—	9,121	—	—	9,121
Fuel and retail	—	—	25,113	—	—	25,113
Other	—	—	3,961	—	—	3,961
General and administrative	—	—	36,828	—	—	36,828
Corporate	7,990	—	—	—	—	7,990
Depreciation and amortization	473	—	13,045	—	—	13,518
Write downs, reserves and recoveries	(1,459)	—	3,100	—	—	1,641
Total expense	7,004	—	174,339	—	—	181,343
Operating income (loss) from continuing operations	(7,004)	—	27,019	—	—	20,015
Other income (expense)
Interest expense, net	(15,064)	—	—	—	161	(14,903)
Intercompany interest income	14,983	—	—	—	(14,983)	—
Intercompany interest expense	—	—	(14,983)	—	14,983	—
Income from equity investments in subsidiaries	7,789	—	—	—	(7,789)	—
Total other income (expense), net	7,708	—	(14,983)	—	(7,628)	(14,903)
Income (loss) from continuing operations before income tax	704	—	12,036	—	(7,628)	5,112
Benefit from (provision for) income taxes	2,400	—	(4,172)	—	—	(1,772)
Income (loss) from continuing operations	$3,104	$—	$7,864	$—	$(7,628)	$3,340

Discontinued operations
Income (loss) from discontinued operations before income tax	—	—	(369)	—	—	(369)
Benefit from (provision for) income taxes	—	—	133	—	—	133
Loss from discontinued operations	$—	$—	$(236)	$—	$—	$(236)
Net income (loss)	$3,104	$—	$7,628	$—	$(7,628)	$3,104

Table of Contents	26	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Statement of Operations
Year to Date as of June 30, 2012
(000s)

	Affinity Gaming	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$143,710	$—	$—	$143,710
Food and beverage	—	23,072	—	—	23,072
Lodging	—	15,247	—	—	15,247
Fuel and retail	—	37,953	—	—	37,953
Other	—	11,144	—	—	11,144
Total revenue	—	231,126	—	—	231,126
Promotional allowances	—	(26,376)	—	—	(26,376)
Net revenue	—	204,750	—	—	204,750
EXPENSE
Casino	—	55,239	—	—	55,239
Food and beverage	—	23,372	—	—	23,372
Lodging	—	9,104	—	—	9,104
Fuel and retail	—	32,851	—	—	32,851
Other	—	5,236	—	—	5,236
General and administrative	—	35,307	—	—	35,307
Corporate	5,580	—	—	—	5,580
Depreciation and amortization	118	11,011	—	—	11,129
Pre-opening expense	142	—	—	—	142
Write downs, reserves and recoveries	(707)	(78)	—	—	(785)
Total expense	5,133	172,042	—	—	177,175
Operating income (loss) from continuing operations	(5,133)	32,708	—	—	27,575
Other income (expense)
Interest expense, net	(16,801)	—	—	1,965	(14,836)
Intercompany interest income	14,861	—	—	(14,861)	—
Intercompany interest expense	—	(14,861)	—	14,861	—
Loss on extinguishment (or modification) of debt	(8,842)	—	—	—	(8,842)
Income from equity investments in subsidiaries	16,797	—	—	(16,797)	—
Total other income (expense), net	6,015	(14,861)	—	(14,832)	(23,678)
Income from continuing operations before income tax	882	17,847	—	(14,832)	3,897
Benefit from (provision for) income taxes	4,894	(6,266)	—	—	(1,372)
Income from continuing operations	$5,776	$11,581	$—	$(14,832)	$2,525

Discontinued operations
Loss from discontinued operations before tax	—	(447)	5,527	—	5,080
Benefit for income taxes	—	160	(1,989)	—	(1,829)
Loss from discontinued operations	$—	$(287)	$3,538	$—	$3,251
Net income (loss)	$5,776	$11,294	$3,538	$(14,832)	$5,776

Table of Contents	27	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by (used in) operating activities	$(14,687)	$—	$38,024	$—	$23,337

Cash flows from investing activities:
Restricted cash	(10,761)	—		—	(10,761)
Proceeds from sale to Truckee Gaming, LLC	17,447	—	—	—	17,447
Proceeds from sale of property and equipment	20	—	50	—	70
Purchases of property and equipment	(411)	—	(16,274)	—	(16,685)
Net cash provided by (used in) investing activities	$6,295	$—	$(16,224)	$—	$(9,929)

Cash flows from financing activities:
Change in intercompany accounts	24,370	—	(24,370)	—	—
Payments on long-term debt	(6,281)	—	(58)	—	(6,339)
Loan origination fees	(253)	—	—	—	(253)
Net cash provided by (used in) financing activities	$17,836	$—	$(24,428)	$—	$(6,592)

Net increase in cash and cash equivalents	9,444	—	(2,628)	—	6,816

Cash and cash equivalents
Beginning of year	89,063	—	37,810	—	126,873
End of period	$98,507	$—	$35,182	$—	$133,689

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$—	$36	$—	$36
Cash flows from investing activities	—	—	(4,695)	—	(4,695)
Cash flows from discontinued operations	$—	$—	$(4,659)	$—	$(4,659)

Table of Contents	28	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2012
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by (used in) operating activities	$(4,191)	$—	$19,951	$—	$15,760

Cash flows from investing activities:
Restricted cash	8,781	—	(7)	—	8,774
Excess cash from discontinued operations	—	—	—	23,892	23,892
Cash paid for business acquisition	—	—	(4,305)	—	(4,305)
Insurance proceeds St Jo flood	—	—	3,045	—	3,045
Proceeds from sale of property and equipment	—	—	54	—	54
Purchases of property and equipment	(743)	—	(10,400)	—	(11,143)
Net cash provided by (used in) investing activities	$8,038	$—	$(11,613)	$23,892	$20,317

Cash flows from financing activities:
Change in intercompany accounts	37,981	—	(14,089)	(23,892)	—
Payment on long-term debt	(348,900)	—	—	—	(348,900)
Proceeds from long term debt	398,000	—	—	—	398,000
Loan origination fees	(9,599)	—	—	—	(9,599)
Net cash provided by (used in) financing activities	$77,482	$—	$(14,089)	$(23,892)	$39,501

Net increase (decrease) in cash and cash equivalents	81,329	—	(5,751)	—	75,578

Cash and cash equivalents
Beginning of year	5,065	—	40,891	—	45,956
End of period	$86,394	$—	$35,140	$—	$121,534

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$—	(223)	(453)	$(676)
Cash flows from investing activities	—	—	$(638)	$17	(621)
Cash flows from discontinued operations	$—	$—	$(861)	$(436)	$(1,297)

17.	RESTATEMENT AND REVISION OF PRIOR FINANCIAL STATEMENTS

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

Table of Contents	29	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

statements included in our periodic reports during the periods mentioned. The classification error we describe in this paragraph did not affect any consolidated balance sheet, consolidated statements of operations, or consolidated statements of owners' equity (deficit) for any period.

To correct the classification error, we restated our statements of cash flows for the quarter ended June 30, 2012 by presenting the $23.9 million of excess cash from discontinued operations in the investing activities section rather than in the operating activities section. Though the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations.

The following table presents the affected portions of the unaudited consolidated statements of cash flows for the six months ended June 30, 2012 as originally reported and as restated and reclassified for discontinued operations as described in the Revisions section below (in thousands):

	As Previously Reported	Error Correction	Discontinued Operations	As Restated and Reclassified
Cash flows from operating activities:

Net income	$5,776	$—	$—	$5,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, before income taxes	(5,527)	—	447	(5,080)
Depreciation and amortization	12,338	—	(1,209)	11,129
Amortization of debt issuance costs	368	—	—	368
Debt discount amortization	48	—	—	48
(Gain) loss on sale of property and equipment	(14)	—	1	(13)
Unamortized loan fees related to debt extinguishment	1,250	—	—	1,250
Insurance proceeds St Jo flood	1,005	—	—	1,005
Share-based compensation	952	—	—	952
Excess cash from discontinued operations	23,892	(23,892)	—	—
Deferred income taxes	2,909	—	—	2,909
Decrease (increase) in operating assets:
Accounts receivable	(1,208)	—	30	(1,178)
Prepaid expense	(1,744)	—	(266)	(2,010)
Inventory	(80)	—	23	(57)
Other assets	792	—	—	792
Increase (decrease) in operating liabilities:
Accounts payable	189	—	(207)	(18)
Accrued interest	4,169	—	—	4,169
Accrued expense	(5,625)	—	1,404	(4,221)
Income tax payable	180	—	—	180
Other liabilities	(241)	—	—	(241)
Net cash provided by operating activities	$39,429	$(23,892)	$223	$15,760
Cash flows from investing activities:
Restricted cash	8,774	—	—	8,774
Cash paid for business acquisition	(4,305)	—	—	(4,305)
Excess cash from discontinued operations	—	23,892	—	23,892
Insurance proceeds St Jo flood	3,045	—	—	3,045
Proceeds from sale of property and equipment	55	—	(1)	54
Purchases of property and equipment	(11,782)	—	639	(11,143)
Net cash provided by (used in) investing activities	$(4,213)	$23,892	$638	$20,317
Cash flows from financing activities:
Payment on long-term debt	(348,900)	—	—	(348,900)
Proceeds from long term debt	398,000	—	—	398,000
Loan origination fees	(9,599)	—	—	(9,599)
Net cash provided by (used in) financing activities	39,501	—	—	39,501
Net increase (decrease) in cash and cash equivalents	74,717	—	861	75,578
Cash and cash equivalents:
Beginning of year	53,379	—	(7,423)	45,956
End of period	$128,096	$—	$(6,562)	$121,534

Cash flows from discontinued operations:
Cash flows from operating activities	$(453)	—	(223)	$(676)
Cash flows from investing activities	(17)	34	(638)	(621)
Cash flows from discontinued operations	$(470)	$34	$(861)	$(1,297)

Table of Contents	30	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Revisions

We have revised certain amounts in our unaudited consolidated financial statements for the quarter ended June 30, 2012, from the amounts previously reported in our Quarterly Report on Form 10-Q for the following:

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

•	We have retrospectively adjusted the consolidated financial statements for the quarter ended June 30, 2012 to report the operations of properties sold as discontinued operations.

To disclose the impact on previously reported amounts of the revisions described above, the following tables present the affected unaudited condensed consolidated statements of operations as originally reported in our respective Quarterly Report on Form 10-Q for June 30, 2012, and as revised (in thousands):

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	As Previously Reported	Error Correction	Discontinued Operations	As Restated and Reclassified	As Previously Reported	Error Correction	Discontinued Operations	As Restated and Reclassified
REVENUE
Casino	$79,067	$(1,409)	$(6,736)	$70,922	$159,120	$(2,644)	$(12,766)	$143,710
Food and beverage	13,497	—	(1,868)	11,629	26,480	—	(3,408)	23,072
Lodging	9,997	—	(1,990)	8,007	18,422	—	(3,175)	15,247
Fuel and retail	23,504	—	(3,863)	19,641	45,107	—	(7,154)	37,953
Other	6,581	—	(217)	6,364	11,541	—	(397)	11,144
Total revenue	132,646	(1,409)	(14,674)	116,563	260,670	(2,644)	(26,900)	231,126
Promotional allowances	(16,251)	1,409	1,324	(13,518)	(31,479)	2,644	2,459	(26,376)
Net revenue	116,395	—	(13,350)	103,045	229,191	—	(24,441)	204,750
EXPENSE
Casino	30,213	—	(2,642)	27,571	60,456	—	(5,217)	55,239
Food and beverage	13,595	—	(1,811)	11,784	26,817	—	(3,445)	23,372
Lodging	5,830	—	(1,072)	4,758	11,052	—	(1,948)	9,104
Fuel and retail	20,382	—	(3,613)	16,769	39,531	—	(6,680)	32,851
Other	2,689	—	—	2,689	5,236	—	—	5,236
General and administrative	20,942	—	(2,634)	18,308	40,564	—	(5,257)	35,307
Depreciation and amortization	6,447	—	(586)	5,861	12,338	—	(1,209)	11,129
Pre-opening expense	122	—	—	122	142	—	—	142
Corporate	2,738	—	—	2,738	5,580	—	—	5,580
Write downs, reserves and recoveries	(707)	—	—	(707)	(785)	—	—	(785)
Total expense	102,251	—	(12,358)	89,893	200,931	—	(23,756)	177,175
Operating income from continuing operations	14,144	—	(992)	13,152	28,260	—	(685)	27,575
Other income (expense)
Interest income	29	—	—	29	43	—	(2)	41
Interest expense	(8,074)	—	572	(7,502)	(16,011)	—	1,134	(14,877)
Loss on extinguishment (or modification) of debt	(8,842)	—	—	(8,842)	(8,842)	—	—	(8,842)
Other costs	—	—	—	—	—	—	—	—
Total other expense, net	(16,887)	—	572	(16,315)	(24,810)	—	1,132	(23,678)
Income (loss) from continuing operations before income tax	(2,743)	—	(420)	(3,163)	3,450	—	447	3,897
Provision for income taxes	922	—	152	1,074	(1,211)	—	(161)	(1,372)
Income (loss) from continuing operations	$(1,821)	$—	$(268)	$(2,089)	$2,239	$—	$286	$2,525

Discontinued operations:
Income from discontinued operations before income tax	—	—	420	420	5,527	—	(447)	5,080
Provision for income taxes	—	—	(152)	(152)	(1,990)	—	161	(1,829)
Loss from discontinued operations	$—	$—	$268	$268	$3,537	$—	$(286)	$3,251
Net income (loss)	$(1,821)	$—	$—	$(1,821)	$5,776	$—	$—	$5,776

Table of Contents	31	Financial Statement Index

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT AND REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In the Form 10-K/A we filed with the SEC on August 5, 2013, we restated our unaudited condensed consolidated statement of cash flows for the three months and six months ended June 30, 2012, contained in the Quarterly Report on Form 10-Q which we originally filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Filing”), by presenting the $23.9 million of excess cash from discontinued operations in the investing activities section rather than the operating activities section. Although the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations. See Note 17 in the Notes to Unaudited Condensed Consolidated financial Statements for more details.

We also revised certain amounts for the three months and six months ended June 30, 2012 from the amounts we previously reported in the Original Filing. Specifically, we corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The corrections reduced previously reported casino revenue by $1.4 million and $2.6 million in the three-month and six-month periods ended June 30, 2012, respectively, and reduced previously reported promotional allowances by an equal amount in the same periods. The following discussion and analysis is based on the financial results for the three and six months ended June 30, 2013, and the revised financial results for the three and six months ended June 30, 2012.

Table of Contents	32	Financial Statement Index

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, we are a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, and Iowa and Colorado. Our casino operations included the following wholly-owned casinos (by segment):

Nevada
Silver Sevens Hotel & Casino (f/k/a Terrible’s Hotel & Casino)	Las Vegas, NV	(“Silver Sevens”)
Henderson Casino & Bowl (f/k/a Terrible’s Town Casino & Bowl)	Henderson, NV	(“Henderson Casino”)
Primm Valley Casino, Resort & Spa	Primm, NV	(“Primm Valley”)
Buffalo Bill’s Resort & Casino	Primm, NV	(“Buffalo Bill’s”)
Whiskey Pete’s Hotel & Casino	Primm, NV	(“Whiskey Pete’s”)
Rail City Casino	Sparks, NV	(“Rail City”)

Midwest
St Jo Frontier Casino	St. Joseph, MO	(“St Jo”)
Mark Twain Casino	La Grange, MO	(“Mark Twain”)
Lakeside Casino Resort	Osceola, IA	(“Lakeside Iowa”)

Colorado
Golden Mardi Gras Casino	Black Hawk, CO	(“Golden Mardi Gras”)
Golden Gulch Casino	Black Hawk, CO	(“Golden Gulch”)
Golden Gate Casino	Black Hawk, CO	(“Golden Gate”)

As of June 30, 2013, our casino operations collectively offered approximately 287,000 square feet of gaming space with 7,586 slot machines and 142 table games, while our hotel operations offered 3,124 hotel rooms.

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

Table of Contents	33

Seasonality

We do not believe that our business reflects seasonal trends to any significant degree.  However, our casinos in the Midwest, Colorado and in Northern Nevada do experience some business interruption during the winter months.  Additionally, our casinos in Missouri are subject to disruption and damage from flooding depending on the water levels of the Missouri and Mississippi Rivers.

Matters Affecting Comparability of Results

Several significant factors or events have had a material impact on our results of operations for the periods discussed below and affect the comparability of our results of operations from period to period.

Debt and Interest Expense. During the quarter ended March 31, 2012, we were still operating with the $350 million of senior secured loans (“Senior Secured Loans”) we entered into upon emergence from bankruptcy. On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the Senior Secured Loans.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% senior unsecured notes due 2018 ("2018 Notes"), (ii) using a $200 million senior secured credit facility due 2017 ("Term Loan Facility"), and (iii) the establishment of our $35 million Super Priority Revolving Credit Facility due 2017 ("Revolving Credit Facility" and, together with the 2018 Notes and the Term Loan Facility, the “New Credit Facilities”), which remained undrawn at close. The interest rates we were paying under the Senior Secured Loans were higher than the rates we were paying during the six months ended June 30, 2013 under the New Credit Facilities.

All of our current and future domestic subsidiaries that guarantee the $200 million Senior Secured Credit Facility due 2017 also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis. All of the guarantees are joint and several.

Assets held for sale. In February 2012, we completed the sale of our slot route, two Pahrump, Nevada casinos and our Searchlight, Nevada casino. The results of the slot route and three casinos are presented as discontinued operations for the two months ended February 29, 2012. In September 2012, we entered into an Agreement to sell our Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada to Truckee Gaming (the “Truckee Disposition”). We have included the results of operations for the Reno, Verdi and Dayton casinos in discontinued operations, and we have reclassified their assets and liabilities as held for sale, for the year ended December 31, 2012.

Acquisition of assets. On February 29, 2012, we acquired the land and buildings of three casinos in Black Hawk, Colorado which we leased to the previous owners until we obtained our Colorado gaming licenses. On November 1, 2012, we began operating the casinos in Black Hawk. Assets and liabilities acquired on February 29, 2012 and October 31, 2012 have been included in our consolidated financial statements based on the date acquired. We recorded rental income in our consolidated results of operations beginning March 1, 2012 pursuant to the terms of the lease agreement until such time as we obtained gaming approval and began operating the casinos on November 1, 2012.

Key Performance Indicators

We assess a variety of financial and operational performance indicators to manage our business, but the key performance indicators that we use include gross gaming revenue, promotional allowances and marketing expense, net revenue and controllable operating costs.

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

Table of Contents	34

operations include revenue from gas stations and convenience stores that we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

When analyzing and discussing our results with the investment community, we use certain measures such as EBITDA and Adjusted EBITDA, which do not conform to generally accepted accounting principles in the United States (“GAAP”). You should not consider this information as an alternative to any measure of performance as promulgated under GAAP, such as operating income and net income. Our calculation of these measures may be different from the calculations used by other companies; therefore, comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measure, as well as our reasons for reporting these non-GAAP measures.

RESULTS OF OPERATIONS

Overall

The number of customers that visit our casino properties, as well as the amounts they spend while visiting, drive our financial results.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive-in traffic from feeder markets to provide visitation.  Generally, we believe that higher gas prices, changes in payroll taxes, persistently high unemployment and underemployment in our feeder markets, continued weakness in the housing market and other macroeconomic conditions which affect discretionary income have negatively impacted our gaming operations. Additionally, unusually inclement weather in the Midwest and Colorado impacted operations through the second quarter of 2013.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net revenue from continuing operations for the three months ended June 30, 2013 decreased $2.7 million, or 2.7%, when compared to the three months ended June 30, 2012. Net revenue from Nevada operations declined $8.8 million, led by a decline of $5.3 million in fuel and retail revenue which resulted from the temporary closure of our fuel operations at Whiskey Pete’s as we completed construction on the new travel center which concluded in July 2013, revealing a new facility with amenities such as a convenience store and quick-serve restaurants. Collectively, net revenues at our Midwest casinos declined $0.4 million, consistent with the market declines. The revenue declines in Nevada and the Midwest were partially offset by the addition of the Colorado casinos, which we did not operate fully in 2012. Net revenue from Colorado was $8.7 million for the three months ended June 30, 2013, compared to $2.3 million in net revenue, representing lease income from the prior owners, recorded in the three months ended June 30, 2012.

Adjusted EBITDA from continuing operations decreased $1.1 million, or 6.0%. Before corporate expenses, EBITDA from operations improved by $0.6 million, or 2.8%, during the quarter, driven by our Nevada operations, which improved $0.9 million, or 10%, for the quarter ended June 30, 2013 when compared to the quarter ended June 30, 2012. Midwest operations remained relatively unchanged from the second quarter of 2012, while Colorado EBITDA declined $0.3 million, or 12.8%, due to the ongoing renovations at the properties. Corporate expenses increased $1.7 million primarily as of a result of increased legal and professional fees for activities which we do not consider ongoing operating activities. Such activities include those related to executing strategic initiatives, including the recent asset acquisitions and dispositions, and expenses incurred in connection with the recent shareholder litigation and related proxy filings.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenue from continuing operations for the six months ended June 30, 2013 decreased $3.4 million, or 1.7%, when compared to the six months ended June 30, 2012. A net revenue decline of $16.6 million in Nevada, lead by a fuel and retail revenue decline at Primm of $8.5 million, and a net revenue decline in the Midwest of $1.6 million, were partially offset by the addition of the Colorado casinos, which we did not operate fully in 2012. Net revenue from Colorado was $18.1 million for the six months ended June 30, 2013, compared to $3.4 million in net revenue, representing lease income from the prior owners, recorded in the six months ended June 30, 2012.

Adjusted EBITDA from continuing operations decreased $3.1 million, or 7.9%. Excluding corporate expenses, EBITDA from operations decreased $0.5 million, or 1.1%. Adjusted EBITDA decreased by $0.7 million and $0.7 million in Nevada and

Table of Contents	35

the Midwest, respectively, while Adjusted EBITDA from Colorado, which we did not operate fully in 2012, increased by $0.9 million. Corporate expense increased $2.4 million primarily as a result of ongoing non-operating activities related to executing strategic initiatives, including the recent asset acquisitions and dispositions, and expenses incurred in connection with the recent shareholder litigation and related proxy filings.

Reportable Segment Results

As discussed in Note 14 in Notes to Unaudited Condensed Consolidated Financial Statements, we had presented the following reportable segments through June 30, 2012: Northern Nevada, Southern Nevada and Midwest. As a result of the sale of most of our Northern Nevada properties, we aggregated the remaining Northern Nevada property with our other Nevada properties, as they have similar economic characteristics and meet the segment reporting aggregation criteria. The amounts reported for the quarter ended June 30, 2012 in the following table have been retrospectively adjusted from the amounts previously reported to give effect to this change in the composition of reportable segments.

The following table presents financial information by reportable segment (in thousands):

	Quarter Ended			Year to Date as of
	June 30,			June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
Gross revenue
Nevada	$69,611	$78,955	(12)%	$138,128	$156,569	(12)%
Midwest	34,853	35,323	(1)%	69,402	71,187	(3)%
Colorado	10,005	2,285	338%	21,365	3,370	534%
Gross revenue from segments	114,469	116,563	(2)%	228,895	231,126	(1)%
Other	—	—	—%	—	—	—%
Total gross revenue	$114,469	$116,563	(2)%	$228,895	$231,126	(1)%
Segment EBITDA
Nevada	$9,650	$8,772	10%	$18,318	$19,065	(4)%
Midwest	10,119	10,109	—%	20,533	21,206	(3)%
Colorado	1,993	2,285	(13)%	4,313	3,370	28%
Segment EBITDA Total	21,762	21,166	3%	43,164	43,641	(1)%
Corporate expense	(4,400)	(2,738)	61%	(7,990)	(5,580)	43%
Share-based compensation	411	476	(14)%	744	952	(22)%
Total Adjusted EBITDA	$17,773	$18,904	(6)%	$35,918	$39,013	(8)%

Table of Contents	36

The following table reconciles Adjusted EBITDA to income from continuing operations before income tax (in thousands):

	Quarter Ended		Year to Date as of
	June 30,		June 30,
	2013	2012	2013	2012
Total Adjusted EBITDA	$17,773	$18,904	$35,918	$39,013
Depreciation and amortization	(6,647)	(5,861)	(13,518)	(11,129)
Share-based compensation	(411)	(476)	(744)	(952)
Write-downs, reserves and recoveries	(1,641)	707	(1,641)	785
Pre-opening expense	—	(122)	—	(142)
Operating income from continuing operations	9,074	13,152	20,015	27,575
Interest expense, net	(7,374)	(7,473)	(14,903)	(14,836)
Loss on extinguishment (or modification) of debt	—	(8,842)	—	(8,842)
Total other income (expense), net	(7,374)	(16,315)	(14,903)	(23,678)
Income (loss) from continuing operations before income tax	$1,700	$(3,163)	$5,112	$3,897

Nevada. Nevada casino operations include Rail City, Silver Sevens, the Henderson Casino and our three Primm casinos. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for 61% and 68% of our gross revenue from continuing operations for the three months ended June 30, 2013 and 2012, respectively, and 60% and 68% of our gross revenue from continuing operations for the six months ended June 30, 2013 and 2012, respectively.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Gross revenue from our Nevada segment declined $9.3 million, or 11.8%, led by a decline of $5.3 million in fuel and retail revenue which resulted from the temporary closure of our fuel operations at Whiskey Pete’s as we completed construction on the new travel center described earlier. The closure accounted for 57% of the overall decline in gross revenue. Casino revenue decreased $1.8 million, or 4.5%, primarily due to decreases in unrated, or “transient”, slot revenue, at our Primm casinos. Visitation declined, which we attribute to macroeconomic factors that impact discretionary income and our customers’ gaming budgets, as well as continued intense competition in the locals market. Our Nevada casinos cater to drive-in traffic and Las Vegas visitors who typically visit our casinos for an experience which they consider a value in comparison to the Las Vegas Strip. During periods of intense promotion in the Las Vegas market, we experience declines in visitation at Primm and Silver Sevens as customers take advantage of values offered by higher-end properties with which we compete. Declines in occupancy at our Primm hotels drove a decrease in lodging revenue of $1.1 million, or 14.2%.  Food and beverage revenue also decreased $1.0 million, or 10.6%, as a result of the decreased visitation. Other revenue declined $0.3 million, or 8.2%, due to a change in the entertainment offerings at Primm.

Nevada Segment EBITDA increased $0.9 million, or 10.0%. The EBITDA contribution from casino operations remained relatively flat when compared to the prior year quarter. During the first quarter of 2013, we saw declines in the number of patron trips and in the spend per patron trip, which leveled off somewhat during the second quarter. Food and beverage EBITDA increased $0.3 million, or 207.0%, due to improved cost of goods, while EBITDA from other operations increased $0.3 million, or 26.5%, due to the change in entertainment offerings at Primm. Lodging EBITDA decreased $0.9 million, or 32.4%, primarily due to the loss of a significant group at Primm, coupled with the continued intense competition in the Las Vegas tourist market. Fuel and retail EBITDA also decreased during the second quarter, dropping $0.5 million, or 18.1%, due to the temporary closure of the Whiskey Pete's gas and diesel operation noted above. Continued maintenance of cost control initiatives, including payroll efficiencies, and the reversal of sales and use tax on complimentary food and beverage offered to guests and employees, resulted in general and administrative expense reductions of $1.6 million, or 13.1%, when compared to the same quarter in the prior year.

Table of Contents	37

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Gross revenue decreased $18.4 million, or 11.8%, led by a decline of $8.5 million, or 22.7%, in fuel and retail revenue which resulted from the temporary closure of our fuel operations at Whiskey Pete’s as we completed construction on the new travel center described earlier. Casino revenue decreased $5.6 million, or 7.0%, driven by the decrease in unrated, or “transient”, slot revenue, at our Primm casinos. We saw declines in visitation, which we attribute to the factors we discussed earlier which impact discretionary income. Our Nevada casinos cater to drive-in traffic and Las Vegas visitors that typically visit our casinos for an experience considered to be a value when compared to the Las Vegas strip. During periods of intense promotion in the Las Vegas market, we see declines in visitation at Primm and Silver Sevens as customers take advantage of values offered by higher-end properties with which we compete. We believe this, coupled with the decline in discretionary income in our primary feeder markets, caused the casino revenue declines. Most of the year-to-date casino revenue decline occurred during the first quarter of 2013 and leveled off somewhat during the second quarter. Declines in occupancy at our Primm hotels drove a decrease in lodging revenue of $1.8 million, or 12.5%.  Food and beverage revenue also decreased $1.6 million, or 9.0%, as a result of the decreased visitation. Other revenue declined $1.0 million, or 13.5%, due to the change in entertainment structure at Primm.

Nevada Segment EBITDA decreased $0.7 million, or 3.9%. The EBITDA contribution from casino operations decreased $1.2 million, or 3.9%, which is directly attributable to the decrease in revenue, notably in unrated play, which is generally the most profitable. All of the casino EBITDA decline occurred during the first quarter of 2013, with second quarter results showing a slight recovery in the number of patron trips and the spend per trip as we focused on rated play and reinvestment in those customers. Lodging EBITDA decreased $1.6 million, or 29.7%, primarily attributed to the loss of room nights from a large group at Primm coupled with the continued intense promotional environment in the local and Las Vegas tourist market. Fuel and retail EBITDA also decreased during the second quarter, dropping $0.7 million, or 15.0%, due to the closure of the service station at Primm during the construction of the new travel center. Food and beverage EBITDA increased $0.2 million, or 107.9%, primarily due to continued improvement in owned food outlets. The EBITDA from other operations increased $0.3 million, or 14.3%, due to the change in entertainment structure at Primm. We continued to maintain cost control initiatives, including payroll efficiencies, resulting in general and administrative expense reductions of $2.2 million, or 9.5%, when compared to the six months ended June 30, 2012. Decreased general and administrative expenses partially offset the EBITDA decline seen in the operating departments.

Midwest. Midwest operations include the St Jo Frontier Casino in Missouri, the Mark Twain Casino in Missouri and the Lakeside Casino Resort in Iowa. Midwest casino operations accounted for approximately 30% of our gross revenue from continuing operations during all periods presented.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Gross revenue for our Midwest casinos decreased $0.5 million, or 1.3%. Industry wide, regional gaming revenues from Midwest operations declined, driven by inclement weather and continued struggles with the general economic recovery. Casino revenue declines were driven by a decrease in the number of admissions at our facilities, offset by a slight increase in revenue from the addition of the new hotel wing at our Lakeside Iowa property. Overall, the Midwest was affected by tornadoes and flooding which resulted in periods of restricted access to our Mark Twain property in La Grange, Missouri.

Despite the revenue declines, Midwest Segment EBITDA remained consistent with the prior year as a result of cost savings.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Gross revenue for our Midwest casinos decreased $1.8 million, or 2.5%, almost entirely driven by declines in admissions and casino revenue.

Midwest Segment EBITDA decreased $0.7 million, or 3.2%, primarily in casino EBITDA contribution as a result of the decline in gross revenue described above. Effective management of promotional allowances and other direct casino marketing expenses mitigated the revenue declines and, as a result, EBITDA contribution from casino operations declined $0.9 million, or

Table of Contents	38

2.8%, when compared to the six months ended June 30, 2012. Food and beverage EBITDA improved by $0.3 million, or 50.9%, due to refinements in our promotional food offers. We revamped our food offers to ensure we offered the best pricing to casino customers based on level of play through our rewards program. Contributions to EBITDA from other operating areas remained consistent with the prior year.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado casino operations accounted for 9% of our gross revenue from continuing operations for the three months and six months ended June 30, 2013. We did not operate the Black Hawk casinos during the three months and six months ended June 30, 2012 while our gaming licenses were pending approval. Beginning March 1, 2012, we collected rent from the prior owner. During the second quarter, Segment EBITDA from Colorado was $2.0 million, compared to $2.3 million of lease revenue collected from the previous owners in the prior year quarter. Segment EBITDA for the six months ended June 30, 2013 was $4.3 million compared to $3.4 million of lease revenue collected in the prior year. Colorado EBITDA was most significantly affected by the renovations underway throughout the quarter, especially at the Golden Mardi Gras, our largest property, where access was restricted while the new front entrance was constructed. During the renovation period, we also operated fewer slot machines while the casino floor and food outlets were remodeled. Additionally, a disproportionate number of weekends were affected by inclement weather during the first six months of 2013 when compared to the same period in 2012.

Table of Contents	39

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Quarter Ended			Year to Date as of
	June 30,			June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
Total revenue
Gaming	$77,634	$70,922	9%	$155,722	$143,710	8%
Food and beverage	11,487	11,629	(1)%	22,888	23,072	(1)%
Lodging	7,038	8,007	(12)%	13,647	15,247	(10)%
Fuel and retail	14,393	19,641	(27)%	29,472	37,953	(22)%
Other	3,917	6,364	(38)%	7,166	11,144	(36)%
Total revenue	114,469	116,563	(2)%	228,895	231,126	(1)%
Promotional allowances	(14,157)	(13,518)	5%	(27,537)	(26,376)	4%
Net revenue	$100,312	$103,045	(3)%	$201,358	$204,750	(2)%

Departmental cost and expense
Gaming	$29,877	$27,571	8%	$60,280	$55,239	9%
Food and beverage	11,269	11,784	(4)%	22,891	23,372	(2)%
Lodging	4,699	4,758	(1)%	9,121	9,104	—%
Fuel and retail	12,021	16,769	(28)%	25,113	32,851	(24)%
Other	2,028	2,689	(25)%	3,961	5,236	(24)%
General and administrative	18,656	18,308	2%	36,828	35,307	4%
Corporate	4,400	2,738	61%	7,990	5,580	43%
Write downs, reserves and recoveries	1,641	(707)	(332)%	1,641	(785)	(309)%
Departmental cost and expense	$84,591	$83,910	1%	$167,825	$165,904	1%

Departmental EBITDA Margins
Gaming	62%	61%		61%	62%
Food and beverage	2%	(1)%		—%	(1)%
Lodging	33%	41%		33%	40%
Fuel and retail	16%	15%		15%	13%
Other	48%	58%		45%	53%

Table of Contents	40

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Quarter Ended		Year to Date as of
	June 30,		June 30,
	2013	2012	2013	2012
Total revenue
Gaming	68%	61%	68%	62%
Food and beverage	10%	10%	10%	10%
Lodging	6%	7%	6%	7%
Fuel and retail	13%	17%	13%	16%
Other	3%	5%	3%	5%
Total revenue	100%	100%	100%	100%
Promotional allowances	(12)%	(12)%	(12)%	(11)%
Net revenue	88%	88%	88%	89%
Departmental cost and expense
Gaming	26%	24%	26%	24%
Food and beverage	10%	10%	10%	10%
Lodging	4%	4%	4%	4%
Fuel and retail	11%	14%	11%	14%
Other	2%	2%	2%	2%
General and administrative	16%	16%	16%	15%
Corporate	4%	2%	3%	2%
Write downs, reserves and recoveries	1%	(1)%	1%	—%
Departmental cost and expense	74%	72%	73%	72%

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

Table of Contents	41

Depreciation and amortization expense during the three months ended June 30, 2013 increased $0.8 million, or 13.4%, when compared to the three months ended June 30, 2012 and increased $2.4 million, or 21.5%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to capital improvements and the acquisition of assets during the year ended December 31, 2012.

Corporate expense represents unallocated payroll, professional fees and other expense which we cannot directly attribute to our reportable segments. We present corporate expenses net of allocated management fees or expenses charged to our properties and cash fees earned under our management contract with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million in management fees for the quarters ended June 30, 2013 and 2012, and $1.0 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. Overall, corporate expenses during the quarter ended June 30, 2013 increased $1.7 million, or 60.7%, when compared to the quarter ended June 30, 2012, and increased $2.4 million, or 43.2%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The increase in corporate expense is directly related to legal and professional fees incurred for activities that we do not consider ongoing or related to our regular operations. Such activities include those related to executing strategic initiatives, including the recent asset acquisitions and dispositions, and expenses incurred in connection with the recent shareholder litigation and related proxy filings. Excluding the effect of expense incurred for these activities, corporate expense would have remained relatively flat when compared to the same quarter and six-month periods in the prior year.

Write downs, reserves and recoveries expense during the three and six month periods ended June 30, 2013 represented a net accrual of $1.6 million, as compared to recoveries of $0.7 million and $0.8 million, respectively, during the three and six month period ended June 30, 2012. During the second quarter of 2013, we accrued $3.1 million for our estimated exposure in relation to the litigation brought by CCDC (as described in Note 13), and we reversed a $1.5 million accrual for tax penalties and interest, originating from the bankruptcy estate, which the IRS abated in June 2013.

Net interest expense attributable to continuing operations during the three months and six months ended June 30, 2013 remained consistent with the prior year.

The income tax provision attributable to continuing operations for the three months and six months ended June 30, 2013 was $0.6 million and $1.8 million, respectively, while the income tax benefit attributable to discontinued operations for the six months ended June 30, 2013 was $0.1 million. The effective tax rate used in calculating the provision related to income from continuing operations was 34.6%.  The decrease in the year-to-date effective tax rate as of June 30, 2013 as compared to the year-to-date effective tax rate as of June 30, 2012 is primarily due to an abatement of penalties that survived the bankruptcy of the predecessor company. The IRS abated the penalties in June 2013. Income tax receivable as of June 30, 2013 consists primarily of federal alternative minimum tax included in the 2012 income tax estimates which we expect to be refunded.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  The New Credit Facilities described earlier permit us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provide an accordion feature, whereby we may borrow up to an additional $80 million of debt subject to certain terms and conditions, including compliance with a maximum leverage ratio (as defined in the New Credit Facilities).  We cannot assure you that, if required, we will be able to obtain the necessary approval for additional borrowing under our New Credit Facilities.

Both the Term Loan Facility and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25% and are subject to a LIBOR floor of 1.25%. The Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  We incurred approximately $13.6 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of June 30, 2013 were $8.7 million, inclusive of fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements. As of June 30, 2013, we had complied with all debt covenants.

Table of Contents	42

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of June 30, 2013, was $133.7 million, the $35 million Revolving Credit Facility, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $23.3 million during the six months ended June 30, 2013, compared to $15.8 million for the six months ended June 30, 2012. The increase in cash provided by operating activities was driven by positive changes in net working capital, primarily accounts receivable, accounts payable and accrued expense.

Table of Contents	43

Cash Flows from Investing Activities

Investing activities used $9.9 million during the six months ended June 30, 2013 compared to providing $20.3 million for the six months ended June 30, 2012.  During the six months ended June 30, 2012, we retained excess cash of $23.9 million from the sale of our slot route and the casinos in Pahrump and Searchlight, Nevada. We deposited the proceeds we received from the Truckee Disposition during 2013 into a restricted cash account and, overall, did not impact cash flows from investing activities. Net cash used in investing activities is primarily comprised of capital expenditures which were $16.7 million and $11.1 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used in investing activities for the six months ended June 30, 2012 also included cash paid for the acquisition of the Black Hawk Casinos and insurance proceeds we received related to the flooding at St Jo during 2011.

Cash Flows from Financing Activities

Financing activities used $6.6 million during the six months ended June 30, 2013, which represented repayments of long-term debt and loan origination fees. Financing activities during the six months ended June 30, 2012 provided $39.5 million, primarily representing the excess cash resulting from the refinancing of our debt in May 2012.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A, filed with the SEC on August 5, 2013 ("2012 Form 10-K/A").

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements that may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of June 30, 2013 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Term Loan Facility.  Both the Term Loan Facility and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  At June 30, 2013, the principal amount of the related borrowings under the Term Loan Facility was $198 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $2 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $401 million as of June 30, 2013.

Table of Contents	44

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that; because of the material weakness in our internal control over financial reporting related to the preparation and review of our consolidated statement of cash flows or, more specifically, the classification of excess cash from discontinued operations as described in our 2012 Form 10-K/A and in our Form 10-Q/A for the quarter ended March 31, 2013, both of which we filed on August 5, 2013; our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Notwithstanding the material weakness referred to above, management, based upon the substantial work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

In our 2012 Form 10-K/A and in our Form 10-Q/A for the quarter ended March 31, 2013, we disclosed that management had determined that a control deficiency existed, related to the preparation and review of our consolidated statement of cash flows, which constituted a material weakness. Specifically, we did not maintain effective controls over the classification of excess cash from discontinued operations, which resulted in the restatements. During the quarter ended June 30, 2013, we implemented an additional level of review over the presentation of the consolidated statement of cash flows. We believe that the additional level of review will strengthen our internal control over financial reporting and remediate the material weakness identified; however, at June 30, 2013, this measure had not been in operation long enough to effectively evaluate its operating effectiveness. We will continue to monitor the effectiveness of the remediation measure and will make any changes and take such other actions as we deem appropriate under the circumstances.

Except as noted above, we made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	45	Financial Statement Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In June 2013, we identified a material weakness in our internal control over financial reporting as described in Part I, Item 4 herein. In Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on Form 10-K/A on August 5, 2013, we added an additional disclosure regarding the risk that failure to correct the identified material weakness could lead to another material misstatement of our consolidated statement of cash flows in our annual or interim financial statements without being prevented or detected in a timely manner.

We have not identified any material changes to the risk factors described in our 2012 Form 10-K/A. Risks other than those described in our 2012 Form 10-K/A may materially adversely affect our business, financial condition or future results, including risks and uncertainties not currently known to us or those that we currently believe are immaterial.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM5.	OTHER INFORMATION

None.

Table of Contents	46

ITEM 6.	EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table of Contents	47	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	August 14, 2013	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated:	August 14, 2013	By:	/s/ Donna Lehmann
Name: Donna Lehmann
Title: Senior Vice President, Chief Financial Officer and Treasurer