Form 10-Q
period 2013-09-30
Affinity Gaming
filed 2013-11-19
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of November 19, 2013, 20,276,602 of the registrant's shares of common stock were outstanding.

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

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (ii) expectations regarding the operation of slot machines at our casino properties; or (iii) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

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

Table of Contents	ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$150,808	$126,873
Restricted cash	1,343	608
Accounts receivable, net of reserve of $270 and $184, respectively	4,243	5,109
Income tax receivable	738	—
Prepaid expense	8,215	8,568
Inventory	2,759	2,835
Deferred tax asset	4,161	3,124
Total current assets	172,267	147,117
Property and equipment, net	267,941	267,948
Other assets, net	13,039	14,951
Assets held for sale (Note 4)	—	21,443
Intangibles, net	129,669	131,947
Goodwill	68,516	68,516
Total assets	$651,432	$651,922
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$12,717	$14,001
Accrued interest	6,974	2,581
Accrued expense	23,113	21,097
Income tax payable	—	516
Current maturities of long-term debt	2,000	7,281
Other current liabilities	242	—
Total current liabilities	45,046	45,476
Long-term debt	388,196	389,435
Other liabilities	990	1,007
Liabilities held for sale (Note 4)	—	3,552
Deferred income taxes	7,361	5,322
Total liabilities	441,593	444,792

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,276,602 and 20,257,625 shares issued and outstanding, respectively	20	20
Additional paid-in-capital	207,921	207,110
Retained earnings	1,898	—
Total owners’ equity	209,839	207,130
Total liabilities and owners’ equity	$651,432	$651,922
See notes to consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Casino	$75,032	$68,572	$230,754	$212,282
Food and beverage	11,420	11,535	34,308	34,607
Lodging	6,661	7,407	20,308	22,654
Fuel and retail	16,093	20,071	45,565	58,024
Other	3,636	6,130	10,802	17,274
Total revenue	112,842	113,715	341,737	344,841
Promotional allowances	(13,719)	(13,005)	(41,256)	(39,381)
Net revenue	99,123	100,710	300,481	305,460
EXPENSE
Casino	29,713	26,292	89,993	81,531
Food and beverage	11,474	11,495	34,365	34,867
Lodging	4,406	4,615	13,527	13,719
Fuel and retail	13,066	17,167	38,179	50,018
Other	2,018	2,601	5,979	7,837
General and administrative	21,172	19,317	58,000	54,624
Depreciation and amortization	7,015	5,804	20,533	16,933
Pre-opening expense	—	265	—	407
Corporate	1,927	3,079	9,917	8,659
Write downs, reserves and recoveries	2,679	—	4,320	(785)
Total expense	93,470	90,635	274,813	267,810
Operating income from continuing operations	5,653	10,075	25,668	37,650
Other income (expense)
Interest expense, net	(7,899)	(7,497)	(22,802)	(22,333)
Loss on extinguishment (or modification) of debt	—	—	—	(8,842)
Total other income (expense), net	(7,899)	(7,497)	(22,802)	(31,175)
Income (loss) from continuing operations before income tax	(2,246)	2,578	2,866	6,475
Benefit from (provision for) income taxes	1,040	(932)	(732)	(2,304)
Income (loss) from continuing operations	$(1,206)	$1,646	$2,134	$4,171

Discontinued operations (Note 4):
Loss from discontinued operations before income tax	—	(14,257)	(369)	(9,177)
Benefit from income taxes	—	5,133	133	3,304
Loss from discontinued operations	$—	$(9,124)	$(236)	$(5,873)
Net income (loss)	$(1,206)	$(7,478)	$1,898	$(1,702)
See notes to consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income (loss)	$1,898	$(1,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	369	9,177
Depreciation and amortization	20,533	16,933
Amortization of debt costs and discounts	1,642	973
Gain on sale of property and equipment	(46)	(11)
Unamortized loan fees related to extinguishment (or modification) of debt	—	1,250
Insurance proceeds St Jo flood	—	1,005
Share-based compensation	1,129	1,428
Environmental remediation costs	3,185	—
Deferred income taxes	1,002	(1,573)
Changes in operating assets and liabilities:
Accounts receivable	866	(1,182)
Prepaid expense	391	(1,033)
Inventory	76	181
Other assets	704	1,008
Accounts payable	776	514
Accrued interest	4,393	8,766
Accrued expense	2,091	(1,068)
Income tax payable/receivable	(1,254)	461
Other liabilities	(53)	(146)
Net cash provided by operating activities	37,702	34,981
Cash flows from investing activities:
Restricted cash	(735)	8,630
Excess cash from discontinued operations	—	23,892
Proceeds from sale to Truckee Gaming, LLC	17,447	—
Cash paid for business acquisition	—	(4,305)
Insurance proceeds St Jo flood	—	3,045
Proceeds from sale of property and equipment	70	55
Purchases of property and equipment	(23,072)	(16,539)
Net cash (used in) provided by investing activities	(6,290)	14,778
Cash flows from financing activities:
Payment on long-term debt	(6,889)	(349,400)
Proceeds from long term debt	—	398,000
Loan origination fees	(270)	(10,392)
Repurchases of vested share-based awards	(318)	—
Net cash (used in) provided by financing activities	(7,477)	38,208
Net increase in cash and cash equivalents	23,935	87,967
Cash and cash equivalents:
Beginning of period	126,873	45,956
End of period	$150,808	$133,923

Cash flows from discontinued operations:
Cash flows from operating activities	$36	$(1,203)
Cash flows from investing activities	(4,695)	(1,204)
Cash flows from discontinued operations	$(4,659)	$(2,407)
Supplemental cash flow information:
Cash paid during the period for interest	$17,247	$15,447
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$1,707	$2,542
Non-cash disposition of assets	—	29,993
Non-cash purchase of Colorado assets	—	67,078
Non-cash loan origination fees	—	253
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization

We originally organized Affinity Gaming (formerly known as Affinity Gaming, LLC, and together with its subsidiaries, “Affinity”, “we” or “us”) as Herbst Gaming, LLC in Nevada on March 29, 2010. We subsequently changed our name to Affinity Gaming, LLC on May 20, 2011.

On December 20, 2012 (the “Effective Time”), we converted Affinity Gaming, LLC from a Nevada limited liability company into a Nevada corporation after adopting a Conversion Agreement (the “Conversion”) and filing Articles of Conversion with the Secretary of State of the State of Nevada. The resulting entity is now known as Affinity Gaming. Pursuant to the Conversion, at the Effective Time, among other things, (i) the membership interests of Affinity Gaming, LLC held by its members were converted into common shares of Affinity Gaming on a one-to-one basis and the members of Affinity Gaming, LLC became stockholders of Affinity Gaming, (ii) all property, subsidiaries, rights, privileges, powers and franchises of Affinity Gaming, LLC vested in Affinity Gaming, and all liabilities and obligations of Affinity Gaming, LLC became liabilities and obligations of Affinity Gaming, and (iii) the Articles of Organization and the Operating Agreement of Affinity Gaming, LLC, in each case as in effect immediately prior to the Effective Time, ceased to have any force or effect, and the Articles of Incorporation, together with the Addendum thereto, and the Bylaws of Affinity Gaming were adopted. Upon consummation of the Conversion, shares of our common stock were deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Affinity Gaming, LLC.

Also on December 20, 2012, we adopted a shareholders' rights plan, which is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding common stock, by entering into a Rights Agreement, dated December 21, 2012, with American Stock Transfer & Trust Company, LLC, as rights agent. The Board of Directors implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock held of record as of December 21, 2012, and directing the issuance of one Right with respect to each share of our common stock that shall become outstanding thereafter until the rights become exercisable or they expire as described below. Each right initially entitles holders of our common stock to buy from us one one-thousandth of a share of our Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”) at a price of $45.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights will generally become exercisable only following the tenth day after a person or group acquires or obtains the right to acquire or announces a tender or exchange offer that if consummated would result in such person or group acquiring beneficial ownership of 15% or more of our outstanding common stock (or, if such person or group already owns 15% or more of our outstanding common stock, upon such person or group acquiring one additional share of our common stock). Upon the occurrence of such a triggering event, the Rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock or stock of our successor on terms that would likely be economically dilutive to the acquirer. Our Board of Directors, however, has the power to amend the terms of the Rights without the consent of the holders of the Rights so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable.

In addition, if we are acquired in a merger or other business combination transaction, or sell 50% or more of our assets or earnings power then, in lieu of the right to purchase our Preferred Shares, each Right will thereafter generally entitle its holder to receive the number of shares of common stock of the acquiring company using the same formula as for our common stock. The Rights expire on December 21, 2015 unless extended or earlier redeemed or terminated. We believe these features will likely encourage an acquirer to negotiate with our Board of Directors and pay a control premium before purchasing a majority of our common stock in the open market, commencing a tender offer or conditioning a tender offer on the board taking action to prevent the rights from becoming exercisable, as the Rights may cause substantial dilution to a person or group that acquires or seeks to acquire 15% or more of our outstanding common stock.

In relation to the litigation they initiated, which we describe in Note 13, Z Capital Partners, L.L.C. and certain of its affiliates (collectively “Z Capital”) filed a motion for preliminary injunction to enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity and its Board of Directors from enforcing the Rights Agreement, while denying the remainder of the motion. The defendants filed an appeal of the District Court's decision to the Nevada Supreme Court, which appeal is pending. Despite the District Court's ruling on the preliminary injunction motion, we can neither evaluate the likelihood of an

Table of Contents	5	Financial Statement Index

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

On February 27, 2012, we sold our casino in Searchlight, Nevada and the portion of our slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC (“JETT”), a Las Vegas based slot route operator (the “JETT Transactions”). On February 29, 2012, we sold the remainder of our slot route operations, as well as our casinos in Pahrump, Nevada, to Golden Gaming, LLC, f/k/a Golden Gaming, Inc. (“Golden Gaming”), a Las Vegas-based casino, tavern and slot route operator (the “Golden Gaming Disposition”). In addition, as part of the transaction with Golden Gaming, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino (together, the “Black Hawk Casinos”)—all located in Black Hawk, Colorado (the “Golden Gaming Acquisition” and together with the Golden Gaming Disposition and the JETT Transactions, the “Golden Gaming Transactions”). We leased the Black Hawk Casinos back to Golden Gaming through October 31, 2012, earning lease revenue while we waited for approval of our Colorado gaming licenses. We began operating the Black Hawk Casinos on November 1, 2012, after obtaining our Colorado gaming licenses.

On February 1, 2013, we completed the sale to Truckee Gaming, LLC (“Truckee Gaming”) of the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada (“Truckee Disposition”).

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

Basis of Presentation

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2013, with the audited Consolidated Balance Sheet amounts as of December 31, 2012 presented for comparative purposes, and the related Unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Table of Contents	6	Financial Statement Index

We reclassified certain amounts in the 2012 financial statements to conform to the 2013 presentation. The reclassifications, which consisted of netting interest income against interest expense because interest income was not material, had no impact on our results of operations, cash flows or owners’ equity as previously reported.

On August 5, 2013, we filed a Form 10-K/A for our fiscal year ended December 31, 2012 in which we restated our unaudited condensed consolidated statement of cash flows for the quarter ended September 30, 2012, and revised certain amounts in the unaudited condensed consolidated financial statements for the quarter ended September 30, 2012 to correct certain errors as discussed in Note 17.

During the quarter and nine months ended September 30, 2013, we recorded a pre-tax correction of $2.7 million to expense certain previously-capitalized costs related to the environmental remediation work performed during the construction of our new travel center at Whiskey Pete’s Hotel & Casino. The correction decreased net income by $1.6 million in both the third quarter and the year-to-date period. We evaluated the correction in relation to the fiscal 2013 third quarter and the year-to-date periods, as well as to the fiscal 2011 and 2012 quarterly and annual periods to which these costs relate, and we concluded that the adjustment is not material to any of these periods.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our Condensed Consolidated Balance Sheet as of September 30, 2013, our Unaudited Condensed Consolidated Statements of Operations and our Unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2012 Form 10-K/A.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3. RESTRICTED CASH

Our restricted cash balance at September 30, 2013 consists primarily of the proceeds we received from Truckee Gaming in connection with the sale of assets. As more fully described in Note 10, we are required to deposit cash we receive from non-core asset sales, such as the Truckee Disposition, in an account governed by an account control agreement. The balance in the control account must be used to repay amounts due under the Credit Agreement if not withdrawn within 365 days for permitted uses outlined in the Credit Agreement. As of September 30, 2013, the balance in the control account was $0.7 million. Restricted cash balances at September 30, 2013 and at December 31, 2012 also include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation policies.

NOTE 4. ASSETS HELD FOR SALE

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

transaction of $1.4 million. Truckee Gaming received $2.9 million in cash as part of the assets transferred, which consisted of $2.5 million in cage cash and $0.4 million transferred as a purchase price adjustment. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Based on the preliminary working capital balances and purchase price adjustments, we received proceeds of $17.5 million from Truckee Gaming which we deposited into an account subject to a control agreement (as discussed further in Note 3 and Note 10). During the quarter ended March 31, 2013, we recorded the final adjustments related to the purchase price, including final working capital adjustments, and recorded a gain, net of selling expense, of $21,000. Including the impairment losses we recognized in the second half of 2012 related to this transaction, we recognized an overall loss, net of selling expense, of $14.8 million on the Truckee Disposition. We have presented the operating results for the casinos subject to the Truckee Disposition in discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as held-for-sale for the year ended December 31, 2012.

On February 27, 2012, we consummated the JETT Transactions. Pursuant to the Asset Purchase and Sale Agreement with JETT, upon the terms and subject to the conditions thereof, we agreed to sell the assets of our Searchlight Casino, in Searchlight, Nevada and our Terrible Herbst convenience store slot machine route operations (“Herbst Slot Route”) to JETT. We also agreed to terminate certain agreements with parties affiliated with both JETT and the former owners of Herbst Gaming, Inc. and its subsidiaries (collectively, the “Predecessor”).  In consideration for the Searchlight Casino and the Herbst Slot Route, JETT agreed to (i) assume certain liabilities related to the Searchlight Casino and the Herbst Slot Route, (ii) pay an amount in cash for certain equipment used in the Herbst Slot Route, and (iii) enter into an agreement not to compete with our other slot route operations and not to solicit any of our employees engaged in the operation of our other businesses for a period of time.

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

Pursuant to the Asset Purchase Agreement with an affiliate of Golden Gaming known as Golden Mardi Gras, Inc, upon the terms and subject to the conditions thereof, we agreed to purchase the assets and assume certain liabilities of the Black Hawk Casinos. We acquired the land and buildings of the Black Hawk Casinos which we leased back to Golden Gaming until we obtained our Colorado gaming licenses on October 18, 2012.  We recorded lease revenue of $2.4 million and $5.8 million from Golden Gaming during the three and nine months ended September 30, 2012. On November 1, 2012, we began operating the Black Hawk Casinos.

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

In connection with the Golden Gaming Transactions, we recorded a gain as further described below.  The fair value of the Searchlight Casino, the Pahrump Casinos and the Slot Route at the closing of the transactions was estimated to be $67.1 million, which we used in the calculation of the gain.

During the first quarter of 2012, we recorded a gain of $3.4 million on the properties sold to JETT and Golden Gaming, net of selling expense of approximately $2.8 million.  Selling expense primarily consisted of legal fees related to the purchase and sale agreements.

For each of the properties we sold or that we have contracted to sell, we classified their results of operations as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Discontinued operations for the quarter ended September 30, 2012 reflect the operating results of the properties we sold in the Truckee Disposition. Discontinued operations for the nine months ended September 30, 2013 reflect one month of operating results of the properties we sold in the Truckee Disposition, while discontinued operations for the year to date as of September 30, 2012 reflect the operating results of the properties we sold in the Truckee Disposition plus two months of operating results of the properties we sold to JETT and Golden Gaming.

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes operating results for discontinued operations (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$—	$14,303	$3,289	$71,195
Pretax income (loss) from discontinued operations	$—	$(14,257)	$(369)	$(9,177)
Discontinued operations, net of tax	$—	$(9,124)	$(236)	$(5,873)

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

NOTE 5. PURCHASE PRICE ALLOCATION

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

The following table presents supplemental pro forma financial information (in thousands) for the quarter-to-date and year-to-date periods ended September 30, 2012 as if we acquired the Black Hawk Casinos as of January 1, 2011. We prepared the supplemental pro forma information for comparative purposes; it does not necessarily indicate what the actual results for the

Table of Contents	9	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

quarter-to-date and year-to-date periods ended September 30, 2012 would have been had we acquired the Black Hawk Casinos on January 1, 2011, nor is it indicative of any future results.

	September 30, 2012
	Quarter to Date	Year to Date
Net revenue	$109,450	$332,277
Operating income	11,117	41,772
Income from continuing operations, net of tax	2,313	6,809

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated Life (Years)	September 30, 2013	December 31, 2012
Building and improvements	7 - 40	$178,885	$163,662
Gaming equipment	3 - 10	51,178	43,261
Furniture, fixtures, and equipment	3 - 10	38,827	33,261
Leasehold improvements	7	206	206
Land	—	40,013	40,013
Barge	30	15,019	15,019
Construction-in-progress		2,569	13,343
Total property and equipment		326,697	308,765
Less accumulated depreciation		(58,756)	(40,817)
Total property and equipment, net		$267,941	$267,948

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

We determine the fair value of the indefinite-lived intangible assets other than goodwill using the discounted cash flow method, a form of the income approach.  In determining the fair values, we make significant assumptions relating to variables based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecast earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates in perpetuity to estimated terminal values.

Table of Contents	10	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes intangible assets by category (dollars in thousands):

	September 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(4,080)	$8,084	$12,164	$(2,346)	$9,818
Trademarks	2,982	(1,274)	1,708	2,982	(730)	2,252
	$15,146	$(5,354)	$9,792	$15,146	$(3,076)	$12,070
Indefinite-lived intangible assets
Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
	$119,877		$119,877	$119,877		$119,877
Total intangible assets	$135,023		$129,669	$135,023		$131,947

We made no changes to goodwill by reportable segment during the quarter ended September 30, 2013.

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

NOTE 8. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Capitalized loan fees, net	$8,260	$9,446
Long-term deposits	3,855	4,309
Other assets	924	1,196
Total	$13,039	$14,951

Table of Contents	11	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Progressive jackpot liabilities	$2,976	$2,766
Accrued payroll and related	8,620	7,492
Slot club point liability	3,508	3,947
Litigation reserves	3,100	—
Disputed bankruptcy estate expense	—	1,517
Other accrued expense	4,909	5,375
Total	$23,113	$21,097

NOTE 10. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	September 30, 2013	December 31, 2012
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized discount	(1,536)	(1,784)
9% Senior Unsecured Notes due 2018, net	198,464	198,216
Senior Secured Credit Facility due 2017	191,732	198,500
Less: current maturities	(2,000)	(7,281)
Total long-term debt	$388,196	$389,435

On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the senior secured loans we borrowed in 2011.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% Senior Unsecured Notes due 2018 (the “2018 Notes”), (ii) using a $200 million Senior Secured Credit Facility due 2017 (“Senior Secured Credit Facility”) which, when aggregated with the 2018 Notes, provided us with an additional $38.6 million of cash after we repaid our former indebtedness, and (iii) the establishment of a $35 million Super Priority Revolving Credit Facility due 2017 (“Super Priority Revolving Credit Facility”), which remained undrawn at close.

Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  The Super Priority Revolving Credit Facility carries commitment fees equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The Senior Secured Credit Facility provides an accordion feature, whereby we may borrow an additional $80 million of debt subject to certain customary terms and conditions including pro forma compliance with a maximum senior secured leverage ratio (as defined in the senior secured credit facility). We incurred approximately $13.6 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of September 30, 2013 totaled $8.3 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Super Priority Revolving Credit Facility in an amount equal to the net cash proceeds from any asset sale within five business days after receipt of such proceeds.  However, we do not have to make such mandatory prepayment if (i) no event of default or specified default (each as defined in the Senior Secured Credit Facility and Super Priority Revolving Credit Facility) then exists and (ii) such net cash proceeds are used to purchase assets (other than working capital) used or useful in the business (x) within 365 days following receipt of the net cash proceeds or (y) if a legally binding commitment to purchase assets is entered into within such 365 day period, within 180 days after the end of such 365 day period.  In the case of non-core asset sales (as defined in the Senior Secured Credit Facility and Super Priority Revolving Credit Facility), any resulting net cash proceeds must be deposited into an account subject to an account control agreement.

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

The Credit Agreement contains customary covenants including maximum total leverage ratio, maximum secured leverage ratio, minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Senior Secured Credit Facility is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the net leverage ratio is greater than or equal to 4.00 to 1.00 and equal to 25% of excess cash flow when the net leverage ratio is greater than or equal to 3.00, but less than 4.00.  At September 30, 2013, we were in compliance with all financial covenants related to our debt agreements; the Leverage Ratio on that date was 5.50 to 1.00 and the Interest Coverage Ratio was 2.35 to 1.00.

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

If we experience certain kinds of changes in control, the Issuers must make an offer to purchase the 2018 Notes at a price equal to 101% of the aggregate principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase. A change of control, as defined in the 2018 Notes Indenture, occurs when we become aware of (i) any person or group becoming the beneficial owner of more than 50% of the total voting power of our voting stock, or (ii) the sale or other disposition of all or substantially all of our assets. In addition, the Issuers, under certain circumstances, must make an offer to repurchase 2018 Notes with the proceeds of certain asset sales that they do not use to purchase new assets or otherwise apply in accordance with the terms of the 2018 Notes Indenture.

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

We based the estimated fair value of the 2018 Notes and the Senior Secured Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at September 30, 2013 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$198,464	$214,341
Senior Secured Credit Facility	191,732	193,649
Total	$390,196	$407,990

NOTE 11. INCOME TAXES

For the quarters ended September 30, 2013 and 2012, our overall effective income tax rates were 46.3% and 36.0%, respectively. For the nine-month periods ended September 30, 2013 and 2012, our overall effective income tax rates were 24.0% and 37.0%, respectively. The 2013 and 2012 year-to-date percentages consisted of rates of 25.6% and 35.6%, respectively, for continuing operations and a rate of 36.0% for discontinued operations. The decrease in the year-to-date effective tax rate as of September 30, 2013 as compared to the same period of the prior year is primarily due to a reduction in permanent differences.

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

NOTE 12. SHARE-BASED COMPENSATION

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

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock units for the period ended September 30, 2013:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2012	530,803	$10.06	247,743	$5.67	102,132	$10.40
Granted	—	—	—	—	31,374	12.75
Vested	—	—	(95,098)	5.74	(10,332)	12.10
Canceled	(107,270)	10.10	—	—	—	—
Forfeited	(41,794)	10.17	(41,794)	5.78	(4,133)	12.10
September 30, 2013	381,739	$10.04	110,851	$5.57	119,041	$10.82

As of September 30, 2013, awards representing 658,341 shares or potential shares of our common stock remained outstanding; therefore, awards representing 341,659 shares or potential shares of our common stock remained available for issuance under our 2011 LTIP.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Litigation

On March 5, 2013, Z Capital, individually as well as derivatively on behalf of Affinity Gaming, filed a complaint (the “Complaint”) against us as a nominal party and our directors as defendants in the District Court, Clark County, Nevada (the “District Court”), seeking (A) a judgment, among other things: (i) declaring that the conversion of Affinity Gaming, LLC from a Nevada limited liability company into a Nevada corporation (the “Corporate Conversion”) was ineffective and void ab initio and that Affinity Gaming, LLC remains in existence as a Nevada limited liability company governed by its Operating Agreement dated as of December 31, 2010 (the “Operating Agreement”); or in the alternative (ii) striking and invalidating, and enjoining the recognition or enforcement of the agreements and governing documents purportedly entered into in connection with the Corporate Conversion, and reforming them to comply with the requirements of the Operating Agreement; (iii) enjoining defendants from taking any action inconsistent with the Operating Agreement and refusing to take any action required by the Operating Agreement; and (iv) declaring that the Rights Agreement, dated effective December 21, 2012, between Affinity Gaming and American Stock Transfer & Trust Company, LLC, as Rights Agent is void ab initio and unenforceable, as well as (B) related general, special, consequential and punitive damages. Based on our preliminary review of the complaint, we and our Board of Directors believe that the claims brought by Z Capital are without merit and we intend to defend against them vigorously.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Resort & Casino (“Lakeside Iowa”) in Osceola, Iowa, filed an action in Iowa state court against Affinity Gaming and Lakeside Iowa, seeking a declaratory judgment that the management contract between CCDC and Lakeside Iowa is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside Iowa, Affinity Gaming and the Iowa Racing & Gaming Commission (“IRGC”)  in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved the Predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside Iowa, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent.  On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action is based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  The mediation resulted in a written memorandum of understanding (“MOU”) pursuant to which the state court petition and federal court action were to be dismissed upon Lakeside Iowa’s payments of $600,000 to CCDC and $2.5 million to an account controlled by the Clarke County Reservoir Commission; Lakeside Iowa was to incrementally reduce to zero over a period of ten years a 0.5% capital improvement set-off against the 2.5% of adjusted gross revenue (“AGR”) the casino pays to CCDC and its local government affiliates; and, for a period of five years, CCDC would not unreasonably withhold its consent to the assignment of the management agreement to a third party, provided the assignee agrees to immediately eliminate the capital improvement set-off and to pay the greater of 3% or the state maximum percentage of AGR.  However, subsequent to the mediation, when the parties exchanged drafts of the formal written settlement agreement contemplated by the MOU, it became apparent that a meeting of the minds regarding settlement had not occurred, as CCDC took the position that any assignee of the management agreement would have to increase its percentage of AGR payment by 1.5%, rather than the 0.5% to which we believed we had agreed.  Because CCDC has only recently filed its action to enforce the alleged settlement agreement, an evaluation of the likelihood of an unfavorable outcome cannot be made; however, we estimate the potential loss to be the $3.1 million in payments set forth in the MOU.

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

Environmental Remediation

During the excavation phase at the site of our new travel center in Primm, Nevada, we encountered several contaminated sites on the property which required soil remediation and groundwater testing. Much of the contamination resulted from underground fuel storage tanks related to a gas station operated more than 30 years ago, as well as from abandoned underground fuel lines. We also began testing at the direction of the Nevada Division of Environmental Protection (the “NDEP”) to determine the extent to which the contamination has affected the groundwater, and we have agreed to continue monitoring the groundwater for a period of at least three years.

Through September 30, 2013, we have incurred approximately $3.7 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million, and we have recorded a receivable of $1 million related to a reimbursement check we received from our insurance carrier early in the fourth quarter of 2013. We have made a demand for further reimbursement from our insurer and are attempting to negotiate with them regarding such demand as well as future reimbursement requests; however, we cannot predict the likelihood or amount of future recovery.

Although we believe that incurring additional cost related to the testing and ongoing monitoring of groundwater for contamination is probable, we cannot reasonably estimate an amount to accrue at this time because the NDEP has not told us what additional work, if any, it will require us to perform. Additionally, we believe some or all of the ongoing monitoring costs will be reimbursed by insurance as part of our initial claim. The ultimate cost will depend on the extent of contamination found, if any, as a result of our ongoing testing, the amount of remediation we are required to perform, and the amount we are reimbursed. As we complete our ongoing monitoring obligation, we intend to analyze any cost incurred, and we will expense or capitalize it as necessary.

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

	September 30, 2013	December 31, 2012
Balance at beginning of period	$724	$679
Accretion expense	37	45
Balance at end of period	$761	$724

Table of Contents	17	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross revenue
Nevada	$68,503	$76,430	$206,631	$232,999
Midwest	32,715	34,883	102,117	106,070
Colorado	11,624	2,402	32,989	5,772
Total gross revenue	112,842	113,715	341,737	344,841
Promotional allowances
Nevada	(9,417)	(9,955)	(27,864)	(30,275)
Midwest	(2,881)	(3,050)	(8,741)	(9,106)
Colorado	(1,421)	—	(4,651)	—
Total promotional allowances	(13,719)	(13,005)	(41,256)	(39,381)
Net revenue
Nevada	59,086	66,475	178,767	202,724
Midwest	29,834	31,833	93,376	96,964
Colorado	10,203	2,402	28,338	5,772
Total net revenue	$99,123	$100,710	$300,481	$305,460

We use earnings before interest expense; income tax; depreciation and amortization; share-based compensation expense; pre-opening costs; write offs, reserves and recoveries; loss on extinguishment or modification of debt; loss on impairment of assets; gains or losses on the disposition of assets; and restructuring and reorganization costs ("Adjusted EBITDA") as a measure of profit and loss to manage the operational performance of our segments. We clarified our definition of Adjusted EBITDA to include, if material, share-based compensation expense, loss on extinguishment of debt, and gains or losses on the disposition of assets.

In our prior filings with the Securities and Exchange Commission, we reported both Segment EBITDA and Adjusted EBITDA as non-GAAP measures of profit and loss used to manage the operational performance of our segments. In this filing, we are clarifying that we intended Segment EBITDA to include write offs, reserves and recoveries, while we intended Adjusted EBITDA to exclude write offs, reserves and recoveries. Management has determined that Adjusted EBITDA, as defined in the previous paragraph, is the most appropriate measure of profit and loss to use while evaluating segment performance, and that two measures are no longer necessary.

Table of Contents	18	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA
Nevada	$5,959	$6,818	$24,277	$25,882
Midwest	8,761	10,003	29,294	31,210
Colorado	2,554	2,402	6,867	5,772
Corporate and other	(1,542)	(2,603)	(8,788)	(7,231)
Total Adjusted EBITDA	15,732	16,620	51,650	55,633

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended September 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	5,959	(3,709)	—	—	(2,679)	(429)
Midwest	8,761	(1,739)	—	—	—	7,022
Colorado	2,554	(1,312)	—	—	—	1,242
Corporate and other	(1,542)	(255)	(385)	—	—	(2,182)
Continuing operations	15,732	(7,015)	(385)	—	(2,679)	5,653

	Quarter Ended September 30, 2012
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	6,818	(3,452)	—	—	—	3,366
Midwest	10,003	(1,721)	—	—	—	8,282
Colorado	2,402	(509)	—	—	—	1,893
Corporate and other	(2,603)	(122)	(476)	(265)	—	(3,466)
Continuing operations	16,620	(5,804)	(476)	(265)	—	10,075

Table of Contents	19	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	24,277	(10,880)	—	—	(2,679)	10,718
Midwest	29,294	(5,215)	—	—	(3,100)	20,979
Colorado	6,867	(3,710)	—	—	—	3,157
Corporate and other	(8,788)	(728)	(1,129)	—	1,459	(9,186)
Continuing operations	51,650	(20,533)	(1,129)	—	(4,320)	25,668

	Nine Months Ended September 30, 2012
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	25,882	(10,562)	—	—	—	15,320
Midwest	31,210	(4,943)	—	—	78	26,345
Colorado	5,772	(1,188)	—	—	—	4,584
Corporate and other	(7,231)	(240)	(1,428)	(407)	707	(8,599)
Continuing operations	55,633	(16,933)	(1,428)	(407)	785	37,650

The following table presents total assets by reportable segment (in thousands):

	September 30, 2013	December 31, 2012
Total assets by reportable segment
Nevada	$227,399	$228,980
Midwest	211,982	212,868
Colorado	83,715	78,455
Reportable segment total assets	523,096	520,303
Corporate and other	128,336	131,619
Total assets	$651,432	$651,922

Total assets in the Corporate and other line consist primarily of cash at the corporate entity and, at December 31, 2012, held-for-sale assets.

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents capital expenditures by reportable segment (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital expenditures by reportable segment
Nevada	$2,271	$3,219	$8,254	$6,663
Midwest	2,015	2,538	4,040	9,179
Colorado	2,197	—	8,284	—
Reportable segment capital expenditures	6,483	5,757	20,578	15,842
Corporate	230	370	543	1,144
Total capital expenditures	$6,713	$6,127	$21,121	$16,986

NOTE 15. WRITE DOWNS, RESERVES AND RECOVERIES

Our operating results include various pretax charges to record contingent liability reserves, recoveries of previously recorded reserves and other non-routine transactions. The following table presents the components of write downs, reserves and recoveries for continuing operations (in thousands):

		Quarter Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
1.	CCDC litigation reserve	$—	$—	$3,100	$—
2.	Tax penalties and interest related to bankruptcy estate	—	—	(1,459)	—
3.	Write down of capitalized environmental remediation costs	2,679	—	2,679	—
4.	Employee litigation settlement	—	—	—	(707)
5.	Settlement with insurance carriers	—	—	—	(78)
	Write downs, reserves and recoveries	$2,679	$—	$4,320	$(785)

1.
As discussed in Note 13, we are party to ongoing litigation with our non-profit partner, CCDC, in Lakeside, Iowa. We have accrued this amount based upon the amount stipulated in the memorandum of understanding we discussed with CCDC in contemplation of settling this litigation. Although we did not ultimately agree to the settlement and the litigation remains open, the accrual represents our best estimate of anticipated expense to settle the litigation. We recorded the expense in our Midwest segment.

2.
In 2011, we accrued expense related to claims filed by the IRS in the Predecessor’s bankruptcy case. Although we disputed these claims, we accrued a liability for disputed bankruptcy estate expense, pending resolution. During 2013, we resolved the outstanding issues and reversed the accrual, recording write downs, reserves and recoveries income at the corporate level.

3.
During the quarter ended September 30, 2013, we recorded a correction in our Nevada segment which expensed previously-capitalized costs related to the environmental remediation work performed during the construction of our new travel center at Whiskey Pete’s Hotel & Casino.

4.
As discussed further in Note 13, we settled a litigation claim against the Predecessor filed on behalf of a former employee of the Predecessor. This amount represents the difference between the amount paid in settlement, amount collected from insurance and amount reserved, and we recorded it as income in the write downs, reserves, and recoveries at the corporate level.

5.	This amount represents the final payment we received from our insurance carriers in settlement of the St Jo flood claim. We recorded the income in our Midwest segment.

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16. CONDENSED CONSOLIDATED GUARANTOR DATA

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet
September 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$107,033	$—	$43,775	$—	$—	$150,808
Restricted cash	1,204	—	139	—	—	1,343
Accounts receivable, net	475	—	3,768	—	—	4,243
Income tax receivable	738	—	—	—	—	738
Prepaid expense	548	—	7,667	—	—	8,215
Inventory	—	—	2,759	—	—	2,759
Deferred income tax asset	407	—	3,754	—	—	4,161
Total current assets	110,405	—	61,862	—	—	172,267
Property and equipment, net	3,548	—	264,393	—	—	267,941
Intercompany receivables	—	—	41,724	—	(41,724)	—
Investment in subsidiaries	527,254	—	—	—	(527,254)	—
Other assets, net	10,629	—	2,410	—	—	13,039
Intangibles	—	—	129,669	—	—	129,669
Goodwill	—	—	68,516	—	—	68,516
Long-term deferred tax asset	38	—	—	—	(38)	—
Total assets	$651,874	$—	$568,574	$—	$(569,016)	$651,432

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,633	$—	$11,084	$—	$—	$12,717
Intercompany payables	41,724	—	—	—	(41,724)	—
Accrued interest	6,974	—	—	—	—	6,974
Accrued expense	1,279	—	21,834	—	—	23,113
Current maturities of long-term debt	2,000	—	—	—	—	2,000
Other current liabilities		—	242	—	—	242
Total current liabilities	53,610	—	33,160	—	(41,724)	45,046
Long-term debt, less current portion	388,196	—	—	—	—	388,196
Other liabilities	229	—	761	—	—	990
Deferred income tax liability	—	—	7,399	—	(38)	7,361
Total liabilities	442,035	—	41,320	—	(41,762)	441,593

Common stock	20	—	—	—	—	20
Other equity	209,819	—	527,254	—	(527,254)	209,819
Total owners’ equity	209,839	—	527,254	—	(527,254)	209,839
Total liabilities and owners’ equity	$651,874	$—	$568,574	$—	$(569,016)	$651,432

Table of Contents	23	Financial Statement Index

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended September 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$75,032	$—	$—	$75,032
Food and beverage	—	—	11,420	—	—	11,420
Lodging	—	—	6,661	—	—	6,661
Fuel and retail	—	—	16,093	—	—	16,093
Other	—	—	3,636	—	—	3,636
Total revenue	—	—	112,842	—	—	112,842
Promotional allowances	—	—	(13,719)	—	—	(13,719)
Net revenue	—	—	99,123	—	—	99,123
EXPENSE
Casino	—	—	29,713	—	—	29,713
Food and beverage	—	—	11,474	—	—	11,474
Lodging	—	—	4,406	—	—	4,406
Fuel and retail	—	—	13,066	—	—	13,066
Other	—	—	2,018	—	—	2,018
General and administrative	—	—	21,172	—	—	21,172
Depreciation and amortization	255	—	6,760	—	—	7,015
Corporate	1,927	—	—	—	—	1,927
Write downs, reserves and recoveries	—	—	2,679	—	—	2,679
Total expense	2,182	—	91,288	—	—	93,470
Operating income (loss) from continuing operations	(2,182)	—	7,835	—	—	5,653
Other income (expense)
Interest expense, net	(7,899)	—	—	—	—	(7,899)
Intercompany interest income	7,942	—	—	—	(7,942)	—
Intercompany interest expense	—	—	(7,942)	—	7,942	—
Income from equity investments in subsidiaries	1,017	—	—	—	(1,017)	—
Total other income (expense), net	1,060	—	(7,942)	—	(1,017)	(7,899)
Loss from continuing operations before income tax	(1,122)	—	(107)	—	(1,017)	(2,246)
Benefit from (provision for) income taxes	(84)	—	1,124	—	—	1,040
Income (loss) from continuing operations	$(1,206)	$—	$1,017	$—	$(1,017)	$(1,206)

Table of Contents	25	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended September 30, 2012
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$68,572	$—	$—	$68,572
Food and beverage	—	—	11,535	—	—	11,535
Lodging	—	—	7,407	—	—	7,407
Fuel and retail	—	—	20,071	—	—	20,071
Other	—	—	6,130	—	—	6,130
Total revenue	—	—	113,715	—	—	113,715
Promotional allowances	—	—	(13,005)	—	—	(13,005)
Net revenue	—	—	100,710	—	—	100,710
EXPENSE
Casino	—	—	26,292	—	—	26,292
Food and beverage	—	—	11,495	—	—	11,495
Lodging	—	—	4,615	—	—	4,615
Fuel and retail	—	—	17,167	—	—	17,167
Other	—	—	2,601	—	—	2,601
General and administrative	—	—	19,317	—	—	19,317
Depreciation and amortization	122	—	5,682	—	—	5,804
Pre-opening expense	265	—	—	—	—	265
Corporate	3,079	—	—	—	—	3,079
Total expense	3,466	—	87,169	—	—	90,635
Operating income (loss) from continuing operations	(3,466)	—	13,541	—	—	10,075
Other income (expense)
Interest expense, net	(8,050)	—	—	—	553	(7,497)
Intercompany interest income	7,547	—	—	—	(7,547)	—
Intercompany interest expense	—	—	(7,547)	—	7,547	—
Income from equity investments in subsidiaries	(4,794)	—	—	—	4,794	—
Total other income (expense), net	(5,297)	—	(7,547)	—	5,347	(7,497)
Income from continuing operations before income tax	(8,763)	—	5,994	—	5,347	2,578
Benefit from (provision for) income taxes	1,285	—	(2,217)	—	—	(932)
Income from continuing operations	$(7,478)	$—	$3,777	$—	$5,347	$1,646

Discontinued operations
Loss from discontinued operations before tax	—	—	(14,257)	—	—	(14,257)
Benefit for income taxes	—	—	5,133	—	—	5,133
Loss from discontinued operations	$—	$—	$(9,124)	$—	$—	$(9,124)
Net income (loss)	$(7,478)	$—	$(5,347)	$—	$5,347	$(7,478)

Table of Contents	26	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$230,754	$—	$—	$230,754
Food and beverage	—	—	34,308	—	—	34,308
Lodging	—	—	20,308	—	—	20,308
Fuel and retail	—	—	45,565	—	—	45,565
Other	—	—	10,802	—	—	10,802
Total revenue	—	—	341,737	—	—	341,737
Promotional allowances	—	—	(41,256)	—	—	(41,256)
Net revenue	—	—	300,481	—	—	300,481
EXPENSE
Casino	—	—	89,993	—	—	89,993
Food and beverage	—	—	34,365	—	—	34,365
Lodging	—	—	13,527	—	—	13,527
Fuel and retail	—	—	38,179	—	—	38,179
Other	—	—	5,979	—	—	5,979
General and administrative	—	—	58,000	—	—	58,000
Depreciation and amortization	728	—	19,805	—	—	20,533
Corporate	9,917	—	—	—	—	9,917
Write downs, reserves and recoveries	(1,459)	—	5,779	—	—	4,320
Total expense	9,186	—	265,627	—	—	274,813
Operating income (loss) from continuing operations	(9,186)	—	34,854	—	—	25,668
Other income (expense)
Interest expense, net	(22,963)	—	—	—	161	(22,802)
Intercompany interest income	22,925	—	—	—	(22,925)	—
Intercompany interest expense	—	—	(22,925)	—	22,925	—
Income from equity investments in subsidiaries	8,806	—	—	—	(8,806)	—
Total other income (expense), net	8,768	—	(22,925)	—	(8,645)	(22,802)
Income (loss) from continuing operations before income tax	(418)	—	11,929	—	(8,645)	2,866
Benefit from (provision for) income taxes	2,316	—	(3,048)	—	—	(732)
Income (loss) from continuing operations	$1,898	$—	$8,881	$—	$(8,645)	$2,134

Discontinued operations
Income (loss) from discontinued operations before income tax	—	—	(369)	—	—	(369)
Benefit from (provision for) income taxes	—	—	133	—	—	133
Loss from discontinued operations	$—	$—	$(236)	$—	$—	$(236)
Net income (loss)	$1,898	$—	$8,645	$—	$(8,645)	$1,898

Table of Contents	27	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2012
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$212,282	$—	$—	$212,282
Food and beverage	—	—	34,607	—	—	34,607
Lodging	—	—	22,654	—	—	22,654
Fuel and retail	—	—	58,024	—	—	58,024
Other	—	—	17,274	—	—	17,274
Total revenue	—	—	344,841	—	—	344,841
Promotional allowances	—	—	(39,381)	—	—	(39,381)
Net revenue	—	—	305,460	—	—	305,460
EXPENSE
Casino	—	—	81,531	—	—	81,531
Food and beverage	—	—	34,867	—	—	34,867
Lodging	—	—	13,719	—	—	13,719
Fuel and retail	—	—	50,018	—	—	50,018
Other	—	—	7,837	—	—	7,837
General and administrative	—	—	54,624	—	—	54,624
Depreciation and amortization	240	—	16,693	—	—	16,933
Pre-opening expense	407	—	—	—	—	407
Corporate	8,659	—	—	—	—	8,659
Write downs, reserves and recoveries	(707)	—	(78)	—	—	(785)
Total expense	8,599	—	259,211	—	—	267,810
Operating income (loss) from continuing operations	(8,599)	—	46,249	—	—	37,650
Other income (expense)
Interest expense, net	(24,851)	—	—	—	2,518	(22,333)
Intercompany interest income	22,408	—	—	—	(22,408)	—
Intercompany interest expense	—	—	(22,408)	—	22,408	—
Loss on extinguishment (or modification) of debt	(8,842)	—	—	—	—	(8,842)
Income from equity investments in subsidiaries	12,003	—	—	—	(12,003)	—
Total other income (expense), net	718	—	(22,408)	—	(9,485)	(31,175)
Income from continuing operations before income tax	(7,881)	—	23,841	—	(9,485)	6,475
Benefit from (provision for) income taxes	6,179	—	(8,483)	—	—	(2,304)
Income from continuing operations	$(1,702)	$—	$15,358	$—	$(9,485)	$4,171

Discontinued operations
Loss from discontinued operations before tax	—	—	(14,704)	5,527	—	(9,177)
Benefit for income taxes	—	—	5,293	(1,989)	—	3,304
Loss from discontinued operations	$—	$—	$(9,411)	$3,538	$—	$(5,873)
Net income (loss)	$(1,702)	$—	$5,947	$3,538	$(9,485)	$(1,702)

Table of Contents	28	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(20,047)	$—	$57,749	$—	$37,702

Cash flows from investing activities:
Restricted cash	(735)	—		—	(735)
Proceeds from sale to Truckee Gaming, LLC	17,447	—	—	—	17,447
Proceeds from sale of property and equipment	20	—	50	—	70
Purchases of property and equipment	(631)	—	(22,441)	—	(23,072)
Net cash provided by (used in) investing activities	$16,101	$—	$(22,391)	$—	$(6,290)

Cash flows from financing activities:
Change in intercompany accounts	29,272	—	(29,272)	—	—
Payments on long-term debt	(6,768)	—	(121)	—	(6,889)
Loan origination fees	(270)	—	—	—	(270)
Repurchases of vested share-based awards	(318)	—	—	—	(318)
Net cash provided by (used in) financing activities	$21,916	$—	$(29,393)	$—	$(7,477)

Net increase in cash and cash equivalents	17,970	—	5,965	—	23,935

Cash and cash equivalents
Beginning of year	89,063	—	37,810	—	126,873
End of period	$107,033	$—	$43,775	$—	$150,808

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$—	$36	$—	$36
Cash flows from investing activities	—	—	(4,695)	—	(4,695)
Cash flows from discontinued operations	$—	$—	$(4,659)	$—	$(4,659)

Table of Contents	29	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 (Restated)
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(15,301)	$—	$50,282	$—	$34,981

Cash flows from investing activities:
Restricted cash	8,636	—	(6)	—	8,630
Excess cash from discontinued operations	—	—	—	23,892	23,892
Cash paid for business acquisition	(4,305)	—	—	—	(4,305)
Insurance proceeds St Jo flood	—	—	3,045	—	3,045
Proceeds from sale of property and equipment	—	—	55	—	55
Purchases of property and equipment	(987)	—	(15,552)	—	(16,539)
Net cash provided by (used in) investing activities	$3,344	$—	$(12,458)	$23,892	$14,778

Cash flows from financing activities:
Change in intercompany accounts	67,081	—	(43,189)	(23,892)	—
Payment on long-term debt	(349,400)	—	—	—	(349,400)
Proceeds from long term debt	398,000	—	—	—	398,000
Loan origination fees	(10,392)	—	—	—	(10,392)
Net cash provided by (used in) financing activities	$105,289	$—	$(43,189)	$(23,892)	$38,208

Net increase (decrease) in cash and cash equivalents	93,332	—	(5,365)	—	87,967

Cash and cash equivalents
Beginning of year	5,065	—	40,891	—	45,956
End of period	$98,397	$—	$35,526	$—	$133,923

Cash flows from discontinued operations:
Cash flows from operating activities	—	—	(750)	(453)	$(1,203)
Cash flows from investing activities	—	—	$(1,221)	$17	(1,204)
Cash flows from discontinued operations	$—	$—	$(1,971)	$(436)	$(2,407)

NOTE 17. RESTATEMENT AND REVISION OF PRIOR FINANCIAL STATEMENTS

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

To correct the classification error, we restated our statements of cash flows for the quarter ended September 30, 2012 by presenting the $23.9 million of excess cash from discontinued operations in the investing activities section rather than in the operating activities section. Though the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations.

The following table presents the affected portions of the unaudited consolidated statements of cash flows for the nine months ended September 30, 2012 as originally reported and as restated (in thousands):

	As Previously Reported	Error Correction	As Restated
Cash flows from operating activities:
Excess cash from discontinued operations	$23,892	$(23,892)	$—
Net cash provided by operating activities	$58,873	$(23,892)	$34,981

Cash flows from investing activities:
Excess cash from discontinued operations	$—	$23,892	$23,892
Net cash provided by (used in) investing activities	$(9,114)	$23,892	$14,778

Revisions

We have revised certain amounts in our unaudited consolidated financial statements for the quarter ended September 30, 2012, from the amounts previously reported in our Quarterly Report on Form 10-Q for the following:

•
We corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The correction reduced previously reported casino revenue and previously reported promotional allowances by an equal amount in the respective periods. The errors did not affect previously reported net revenue, operating income or cash flows for any period. We assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements, and we have revised all affected periods.

Table of Contents	31	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

To disclose the impact on previously reported amounts of the revisions described above, the following tables present the affected unaudited condensed consolidated statements of operations as originally reported in our respective Quarterly Report on Form 10-Q for September 30, 2012, and as revised (in thousands):

	Quarter Ended September 30, 2012				Nine Months Ended September 30, 2012
	As Previously Reported	Error Correction	Discontinued Operations	As Restated and Reclassified	As Previously Reported	Error Correction	As Restated and Reclassified
REVENUE
Casino	$70,153	$(1,581)	$—	$68,572	$216,507	$(4,225)	$212,282
Food and beverage	11,535	—	—	11,535	34,607	—	34,607
Lodging	7,407	—	—	7,407	22,654	—	22,654
Fuel and retail	20,071	—	—	20,071	58,024	—	58,024
Other	6,130	—	—	6,130	17,274	—	17,274
Total revenue	115,296	(1,581)	—	113,715	349,066	(4,225)	344,841
Promotional allowances	(14,586)	1,581	—	(13,005)	(43,606)	4,225	(39,381)
Net revenue	100,710	—	—	100,710	305,460	—	305,460

Income (loss) from continuing operations before income tax	2,578	—	—	2,578
Provision for income taxes	(1,093)	—	161	(932)
Income (loss) from continuing operations	$1,485	$—	$161	$1,646

Discontinued operations:
Income from discontinued operations before income tax	(14,257)	—	—	(14,257)
Provision for income taxes	5,294	—	(161)	5,133
Loss from discontinued operations	$(8,963)	$—	$(161)	$(9,124)
Net income (loss)	$(7,478)	$—	$—	$(7,478)

Table of Contents	32	Financial Statement Index

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT AND REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In the Form 10-K/A we filed with the SEC on August 5, 2013, we restated our unaudited condensed consolidated statement of cash flows for the quarter-to-date and nine month periods ended September 30, 2012, contained in the Quarterly Report on Form 10-Q which we originally filed with the Securities and Exchange Commission on November 14, 2012 (the “Original Filing”), by presenting the $23.9 million of excess cash from discontinued operations in the investing activities section rather than the operating activities section. Although the previously-reported amount of the net increase in cash did not change as a result of the classification error, the previously-reported subtotal of cash provided by operating activities decreased by the amount of the excess cash from discontinued operations, while the previously-reported subtotal of cash used in investing activities increased by the amount of the excess cash from discontinued operations. See Note 17 in the Notes to Unaudited Condensed Consolidated financial Statements for more details.

We also revised certain amounts for the quarter-to-date and nine month periods ended September 30, 2012 from the amounts we previously reported in the Original Filing. Specifically, we corrected the classification of certain patron incentives that we had previously reported as promotional allowances rather than as a direct reduction to casino revenue. The corrections reduced previously reported casino revenue by $1.6 million and $4.2 million, respectively, and reduced previously reported promotional allowances by an equal amount in the same periods. The following discussion and analysis is based on the financial results for the quarter-to-date and nine month periods ended September 30, 2013, and the revised financial results for the quarter-to-date and nine month periods ended September 30, 2012.

Table of Contents	33	Financial Statement Index

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

As of September 30, 2013, our casino operations collectively offered approximately 287,000 square feet of gaming space with 7,776 slot machines and 140 table games, while our hotel operations offered 3,124 hotel rooms.

We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas. Under the terms of the consulting agreement, which ends on May 1, 2014, Hotspur pays us a fixed annual fee in monthly installments. In addition to the monthly installments, we are entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceed the threshold EBITDA for that year.

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

Table of Contents	34

Debt and Interest Expense. On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the Senior Secured Loans.  We obtained the funds used to prepay the debt by (i) issuing $200 million of 9.00% senior unsecured notes due 2018 ("2018 Notes"), (ii) using a $200 million senior secured credit facility due 2017 ("Term Loan Facility"), and (iii) the establishment of our $35 million Super Priority Revolving Credit Facility due 2017 ("Revolving Credit Facility" and, together with the 2018 Notes and the Term Loan Facility, the “New Credit Facilities”), which remained undrawn at close. The interest rates we were paying under the Senior Secured Loans were higher than the rates we were paying during the nine months ended September 30, 2013 under the New Credit Facilities.

All of our current and future domestic subsidiaries that guarantee the $200 million Senior Secured Credit Facility due 2017 also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis. All of the guarantees are joint and several.

Assets held for sale and liabilities related to assets held for sale. In February 2012, we completed the sale of our slot route, two Pahrump, Nevada casinos and our Searchlight, Nevada casino. The results of the slot route and three casinos are presented as discontinued operations for the two months ended February 29, 2012. In September 2012, we entered into an Agreement to sell our Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada to Truckee Gaming (the “Truckee Disposition”). We have included the results of operations for the Reno, Verdi and Dayton casinos in discontinued operations through January 31, 2013 (the Truckee Disposition closed on February 1, 2013), and we have reclassified their assets and liabilities as held for sale, for the year ended December 31, 2012.

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

Key volume indicators such as slot machine win per unit per day, table games win per unit per day, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with the casino operations.  In addition to the volume indicators, we also analyze the number of patron trips and the spend per patron trip. The industry uses the term “average daily rate” (“ADR”) to define the average amount of revenue per occupied room per day, and the term “occupancy percentage” to define the total percentage of rooms occupied (i.e., the number of rooms occupied divided by the total number of rooms available). We use ADR and occupancy percentage to analyze the performance of our hotel operations. Fuel and retail operations include revenue from gas stations and convenience stores which we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

We use earnings before interest expense; income tax; depreciation and amortization; share-based compensation expense; pre-opening costs; write offs, reserves and recoveries; loss on extinguishment or modification of debt; loss on impairment of assets; gains or losses on the disposition of assets; and restructuring and reorganization costs ("Adjusted EBITDA") as a measure of profit and loss to manage the operational performance of each geographical region in which we operate, and to discuss our results with the investment community. We clarified our definition of Adjusted EBITDA to include, if material, share-based compensation expense, loss on extinguishment of debt, and gains or losses on the disposition of assets.

Table of Contents	35

In our prior filings with the Securities and Exchange Commission, we reported both Segment EBITDA and Adjusted EBITDA as non-GAAP measures of profit and loss used to manage the operational performance of our segments. In this filing, we are clarifying that we intended Segment EBITDA to include write offs, reserves and recoveries, while we intended Adjusted EBITDA to exclude write offs, reserves and recoveries. Management has determined that Adjusted EBITDA, as defined in the previous paragraph, is the most appropriate measure of profit and loss to use while evaluating segment performance, and that two measures are no longer necessary.

Adjusted EBITDA is a measure which does not conform to generally accepted accounting principles in the United States (“GAAP”). You should not consider this information as an alternative to any measure of performance as promulgated under GAAP, such as operating income and net income. Our calculation of Adjusted EBITDA may be different from the calculations used by other companies; therefore, comparability may be limited. We have included a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, which in our case is operating income from continuing operations.

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

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Net revenue from continuing operations decreased $1.6 million, or 1.6%. Net revenue from Nevada operations declined $7.4 million, while net revenue from the Midwest declined $2.0 million. The revenue declines in Nevada and the Midwest were partially offset by the increase in net revenue from the Colorado casinos of $7.8 million, which we did not operate during the third quarter of 2012.

Nevada net revenue declines were primarily attributable to a $4.0 million decline in fuel and retail revenue included in our Primm operating results. In connection with the completion of the new travel center at our Whiskey Pete's Hotel and Casino, which occurred during the quarter, we entered into a lease agreement with a third-party under which the third-party operates the diesel fuel sales and a maintenance station for commercial vehicles. We receive lease income based on gallons of diesel fuel sold and maintenance services rendered at the station. The lease agreement results in lower revenue and expense but comparable profit for our fuel and retail operations. Casino revenue declined $1.8 million, or 4.8%, due to reduced visitation, primarily at our Primm, Nevada casinos. Food and beverage revenue and hotel revenue were also down quarter over quarter as a result of decreased visitation and lower occupancy. Midwest net revenue declines were primarily attributable to reduced admissions and continued struggles with the weak economic conditions and reduced discretionary income experienced by our customers.

Adjusted EBITDA from continuing operations decreased $0.9 million, or 5.3%. Excluding corporate expense, Adjusted EBITDA from property operations decreased by $1.9 million, or 10.1%, as a result of declines in Nevada operations of $0.9 million, or 12.6%, and in Midwest operations of $1.2 million, or 12.4%. The Adjusted EBITDA contribution from operations in Colorado during the third quarter of 2013 remained essentially unchanged from the lease revenue we received in the same period of the prior year from the former operator of the Colorado casinos. Corporate expense decreased $1.2 million, primarily due to reductions in legal and professional fees and payroll cost, including bonus plan expense, compared to same quarter in prior year.

Table of Contents	36

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue from continuing operations decreased $5.0 million, or 1.6%. Nevada net revenue declined by $24.0 million, primarily due to the fuel and retail revenue decline which resulted from the travel center construction closure at Whiskey Pete’s as well as from the new operational situation regarding diesel fuel and the maintenance station described in the quarterly comparisons above. Net revenue in the Midwest declined by $3.6 million due to continued economic weakness throughout the region. The addition of the Colorado casinos, which we did not operate fully in 2012, contributed a net revenue increase of $22.6 million, partially offsetting revenue declines in Nevada and the Midwest.

Adjusted EBITDA from continuing operations decreased $4.0 million, or 7.2%. Excluding corporate expense, Adjusted EBITDA from property operations decreased $2.4 million, or 3.9%. Our Adjusted EBITDA decreased by $1.6 million and $1.9 million in Nevada and the Midwest, respectively, while Adjusted EBITDA from Colorado increased by $1.1 million. Corporate expense increased $1.3 million primarily as a result of ongoing non-operating activities related to executing strategic initiatives, including the recent asset acquisitions and dispositions, and expense incurred in connection with the ongoing shareholder litigation, proxy filings and expansion of the size of the Board of Directors.

Reportable Segment Results

The following table presents financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
Gross revenue
Nevada	$68,503	$76,430	(10)%	$206,631	$232,999	(11)%
Midwest	32,715	34,883	(6)%	102,117	106,070	(4)%
Colorado	11,624	2,402	384%	32,989	5,772	472%
Gross revenue from segments	112,842	113,715	(1)%	341,737	344,841	(1)%
Other	—	—	—%	—	—	—%
Total gross revenue	$112,842	$113,715	(1)%	$341,737	$344,841	(1)%

Adjusted EBITDA
Nevada	$5,959	$6,818	(13)%	$24,277	$25,882	(6)%
Midwest	8,761	10,003	(12)%	29,294	31,210	(6)%
Colorado	2,554	2,402	6%	6,867	5,772	19%
Corporate and other	(1,542)	(2,603)	(41)%	(8,788)	(7,231)	22%
Total Adjusted EBITDA	15,732	16,620	(5)%	51,650	55,633	(7)%

Table of Contents	37

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended September 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	5,959	(3,709)	—	—	(2,679)	(429)
Midwest	8,761	(1,739)	—	—	—	7,022
Colorado	2,554	(1,312)	—	—	—	1,242
Corporate and other	(1,542)	(255)	(385)	—	—	(2,182)
Continuing operations	15,732	(7,015)	(385)	—	(2,679)	5,653

	Quarter Ended September 30, 2012
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	6,818	(3,452)	—	—	—	3,366
Midwest	10,003	(1,721)	—	—	—	8,282
Colorado	2,402	(509)	—	—	—	1,893
Corporate and other	(2,603)	(122)	(476)	(265)	—	(3,466)
Continuing operations	16,620	(5,804)	(476)	(265)	—	10,075

	Nine Months Ended September 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	24,277	(10,880)	—	—	(2,679)	10,718
Midwest	29,294	(5,215)	—	—	(3,100)	20,979
Colorado	6,867	(3,710)	—	—	—	3,157
Corporate and other	(8,788)	(728)	(1,129)	—	1,459	(9,186)
Continuing operations	51,650	(20,533)	(1,129)	—	(4,320)	25,668

Table of Contents	38

	Nine Months Ended September 30, 2012
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	25,882	(10,562)	—	—	—	15,320
Midwest	31,210	(4,943)	—	—	78	26,345
Colorado	5,772	(1,188)	—	—	—	4,584
Corporate and other	(7,231)	(240)	(1,428)	(407)	707	(8,599)
Continuing operations	55,633	(16,933)	(1,428)	(407)	785	37,650

Nevada. Nevada casino operations include Rail City, Silver Sevens, the Henderson Casino and our three Primm casinos. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for 61% and 67% of our gross revenue from continuing operations during the quarter ended September 30, 2013 and 2012, respectively, and 60% and 68% of our gross revenue from continuing operations during the year to date as of September 30, 2013 and 2012, respectively.

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Gross revenue from our Nevada segment declined $7.9 million, or 10.4%, led by the decline of $4.0 million in fuel and retail revenue at Whiskey Pete’s. The decline in fuel and retail revenue results from the new leasing agreement related to diesel fuel and the maintenance station as described earlier. Despite the revenue decline, the Adjusted EBITDA contribution from fuel and retail operations was comparable to the quarter ended September 30, 2012. Casino revenue decreased $1.8 million, or 4.8%, primarily due to declines in visitation and slot revenue at our Primm casinos. We experienced declines in unrated, or “transient”, play and declines in rated play which we attribute to macroeconomic factors that impact discretionary income and the gaming budgets of our customers. Additionally, we continue to see intense competition in the Las Vegas locals market. Our Nevada casinos cater to locals and drive-in traffic, including Las Vegas visitors who typically visit our casinos for an experience which they consider a value in comparison to the Las Vegas Strip. During periods of intense promotion in the Las Vegas market, we experience declines in visitation at Primm and Silver Sevens as customers take advantage of values offered by higher-end Las Vegas properties with which we compete. Declines in occupancy at our Primm hotels drove a decrease in lodging revenue of $0.8 million, or 12.3%.  Food and beverage revenue also decreased $0.9 million, or 10.5%, as a result of the decreased visitation. Other revenue declined $0.4 million, or 11.0%, due to a change in the entertainment offerings at Primm.

Nevada Adjusted EBITDA decreased $0.9 million, or 12.6%. The Adjusted EBITDA contribution from casino operations declined by $0.8 million, or 5.8%. As discussed above, we saw declines in the number of patron trips and in the spend per patron trip, which resulted in the casino Adjusted EBITDA decline. Lodging Adjusted EBITDA decreased $0.6 million, or 24.5%, primarily due to the reduced occupancy at Primm. The loss of a significant group which contributed to Primm’s 2012 occupancy, coupled with the intense competition for the value-driven Las Vegas tourist, contributed to the occupancy decline at Primm. The Adjusted EBITDA contribution from other operations increased $0.2 million, or 19.8%, due to improved Adjusted EBITDA contribution from the change in entertainment offerings at Primm, which reduced expense more than revenue. The contributions to Adjusted EBITDA from food and beverage operations and fuel and retail operations remained flat compared to the same quarter of the prior year. Continued cost reductions, including payroll efficiencies, and the reversal of sales and use tax accruals on complimentary food and beverage offered to guests and employees, resulted in general and administrative expense reductions of $0.3 million, or 2.3%, when compared to the same quarter in the prior year.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Gross revenue decreased $26.4 million, or 11.3%, led by a decline of $12.5 million, or 21.8%, in fuel and retail revenue at Whiskey Pete’s. The decline in fuel and retail revenue results from the travel center construction closure at Whiskey Pete’s as well as from the new operational situation regarding diesel fuel and the maintenance station described earlier. Casino revenue

Table of Contents	39

decreased $7.4 million, or 6.3%, driven by declines in rated and unrated, or “transient”, slot revenue, at our Primm and Silver Sevens casinos. We saw declines in visitation which we attribute to the factors we discussed earlier which impact discretionary income. During periods of intense promotion in the Las Vegas market, we see declines in visitation at Primm and Silver Sevens as customers take advantage of values offered by higher-end Las Vegas properties with which we compete. We believe this, coupled with the decline in discretionary income in our primary feeder markets, caused the casino revenue declines. Revenue declines were significant in the first quarter of 2013 and continued, to a lesser extent, through the second and third quarters. Declines in occupancy at our Primm hotels drove a decrease in lodging revenue of $2.6 million, or 12.5%.  As noted earlier, we have not been able to replace the loss of a significant group that contributed to Primm’s 2012 occupancy, given the intense competition for the value-driven Las Vegas tourist. Food and beverage revenue also decreased $2.5 million, or 9.5%, as a result of the decreased visitation. Other revenue declined $1.3 million, or 12.7%, due to the change in entertainment structure at Primm.

Nevada Adjusted EBITDA decreased $1.6 million, or 6.2%. The Adjusted EBITDA contribution from casino operations decreased $1.9 million, or 4.5%, which is directly attributable to the decrease in revenue, notably in unrated play, which is generally the most profitable. We saw the largest casino Adjusted EBITDA decline in first quarter which continued, to a lesser extent, through the third quarter. The recovery has been sluggish for most of our customer base as they continue to adjust to declines in discretionary income, a factor which is noticeable when observing the declines in both the number of trips and the amount spent per trip by patrons in our database. Lodging Adjusted EBITDA decreased $2.3 million, or 28.1%, primarily attributed to the loss of room nights from a large group at Primm coupled with the continued intense promotional environment in the local and Las Vegas tourist market. Fuel and retail Adjusted EBITDA also decreased $0.6 million, or 7.9% on a year-to-date basis, due to the closure of the service station at Whiskey Pete’s during the construction of the new travel center, which we completed in late July of 2013. The Adjusted EBITDA from other operations increased $0.5 million, or 16.1%, due to the change in entertainment offerings and expense structure at Primm. We continued to maintain cost control initiatives, including payroll efficiencies, resulting in general and administrative expense reductions of $2.5 million, or 6.9%. Decreased general and administrative expense partially offset the Adjusted EBITDA decline seen in the operating departments.

Midwest. Midwest operations include the St Jo Frontier Casino in Missouri, the Mark Twain Casino in Missouri and the Lakeside Casino Resort in Iowa. Midwest casino operations accounted for approximately 30% of our gross revenue from continuing operations during all periods presented.

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Gross revenue from our Midwest segment decreased $2.2 million, or 6.2%, almost entirely in the casino division. Similar to the experiences of other regional gaming operators in the Midwest, our revenues from the Midwest have suffered from the effects of continued weak economic conditions which affect our customers’ discretionary spending. Casino revenue declines were driven by a decrease in the number of admissions at our facilities, although we continued to see increases in the amount spent per trip. Regional gaming operators throughout the Midwest have noted the dichotomy of decreased visits and increased spending per trip, which continued during the third quarter.

Midwest Adjusted EBITDA decreased by $1.2 million. or 12%, driven by the casino revenue declines described in the previous paragraph.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Gross revenue for our Midwest casinos decreased $4.0 million, or 3.7%, almost entirely driven by declines in admissions and casino revenue.

Midwest Adjusted EBITDA decreased $1.9 million, or 6.1%, primarily in casino Adjusted EBITDA contribution as a result of the decline in gross revenue described above. The Adjusted EBITDA contribution from casino operations declined $2.3 million, or 4.7%, on a year-to-date basis. Food and beverage Adjusted EBITDA improved by $0.3 million, or 41.9%, due to refinements in our promotional food offers. We revamped our food offers to ensure we offered the best pricing to casino customers based on level of play through our rewards program. Contributions to Adjusted EBITDA from other operating areas remained consistent with the prior year.

Table of Contents	40

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado casino operations accounted for 10% of our gross revenue from continuing operations for the quarter-to-date and nine-month periods ended September 30, 2013. We did not operate the Black Hawk casinos prior to November 1, 2012 while our gaming licenses were pending approval. From March 1, 2012 through October 31, 2012, we collected rent from the prior owner. During the quarter ended September 30, 2013, Adjusted EBITDA from Colorado was $2.6 million, compared to $2.4 million of lease revenue collected from the previous owners in the comparable prior year quarter. Year-to-date Adjusted EBITDA as of September 30, 2013 was $6.9 million, compared to $5.8 million of lease revenue collected in the comparable prior year period. Colorado Adjsuted EBITDA was most significantly affected by renovations we conducted, especially at Golden Mardi Gras, our largest Colorado property, where access was restricted while we had the new front entrance constructed. During the renovation period, we also operated fewer slot machines while the casino floor and food outlets were remodeled. Although we completed the remodel and grand re-opening in early August, the flooding which affected much of Colorado caused visitation declines in the market, which affected our casinos despite no direct flood damage.

Table of Contents	41

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
Total revenue
Casino	$75,032	$68,572	9%	$230,754	$212,282	9%
Food and beverage	11,420	11,535	(1)%	34,308	34,607	(1)%
Lodging	6,661	7,407	(10)%	20,308	22,654	(10)%
Fuel and retail	16,093	20,071	(20)%	45,565	58,024	(21)%
Other	3,636	6,130	(41)%	10,802	17,274	(37)%
Total revenue	112,842	113,715	(1)%	341,737	344,841	(1)%
Promotional allowances	(13,719)	(13,005)	5%	(41,256)	(39,381)	5%
Net revenue	$99,123	$100,710	(2)%	$300,481	$305,460	(2)%

Departmental cost and expense
Casino	$29,713	$26,292	13%	$89,993	$81,531	10%
Food and beverage	11,474	11,495	—%	34,365	34,867	(1)%
Lodging	4,406	4,615	(5)%	13,527	13,719	(1)%
Fuel and retail	13,066	17,167	(24)%	38,179	50,018	(24)%
Other	2,018	2,601	(22)%	5,979	7,837	(24)%
General and administrative	21,172	19,317	10%	58,000	54,624	6%
Corporate	1,927	3,079	(37)%	9,917	8,659	15%
Write downs, reserves and recoveries	2,679	—	—%	4,320	(785)	(650)%
Departmental cost and expense	$86,455	$84,566	2%	$254,280	$250,470	2%

Departmental Adjusted EBITDA Margins
Gaming	60%	62%		61%	62%
Food and beverage	—%	—%		—%	(1)%
Lodging	34%	38%		33%	39%
Fuel and retail	19%	14%		16%	14%
Other	44%	58%		45%	55%

Table of Contents	42

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenue
Casino	67%	61%	68%	62%
Food and beverage	10%	10%	10%	10%
Lodging	6%	6%	6%	6%
Fuel and retail	14%	18%	13%	17%
Other	3%	5%	3%	5%
Total revenue	100%	100%	100%	100%
Promotional allowances	(12)%	(11)%	(12)%	(11)%
Net revenue	88%	89%	88%	89%
Departmental cost and expense
Casino	26%	23%	26%	24%
Food and beverage	10%	10%	10%	10%
Lodging	4%	4%	4%	4%
Fuel and retail	12%	15%	11%	15%
Other	2%	2%	2%	2%
General and administrative	19%	17%	17%	16%
Corporate	2%	3%	3%	3%
Write downs, reserves and recoveries	2%	—%	1%	—%
Departmental cost and expense	77%	74%	74%	74%

Gross Revenue. Generally, the industry defines gaming revenue as gaming wins less gaming losses.  We derive the majority of our gaming revenue, which we report in the Casino line item, from slot machines. Our gross revenue also includes:

•	food and beverage revenue which we earn from sales in restaurants and outlets we own and operate at our casinos, and from room service sales;

•	lodging revenue which we earn from rooms we provide to customers;

•
fuel and retail revenue which we earn from sales of fuel, food and beverage items at franchised food outlets, lottery tickets and other retail items at facilities we own at the Primm Casinos, and at facilities we own and lease to third-parties at the Primm Casinos and Lakeside Iowa; and

•	other revenue which we earn from sources such as consulting agreements, leasing agreements, entertainment services, and ATMs at our casino properties.

We recognize revenue at the time we provide the product, room or service to the guest.

Promotional allowances consist primarily of free play and promotional credits redeemed on our slot machines, as well as food, beverage, lodging and entertainment furnished gratuitously to customers. We include the retail value of items or services

Table of Contents	43

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

Depreciation and amortization expense during the quarter ended September 30, 2013 increased $1.2 million, or 20.9%, when compared to the quarter ended September 30, 2012 and increased $3.6 million, or 21.3%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to capital improvements and the acquisition of assets during the year ended December 31, 2012.

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million in management fees for the quarters ended September 30, 2013 and 2012, and $1.5 million and $1.3 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Overall, corporate expense during the quarter ended September 30, 2013 decreased $1.2 million, or 37.4%, when compared to the quarter ended September 30, 2012. The corporate expense decline resulted from decreased legal and professional fees and payroll savings, including bonus accrual reductions based on operating performance. Corporate expense increased $1.3 million, or 14.5%, for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The increase in corporate expense on a year-to-date basis is directly related to legal and professional fees incurred for activities that we do not consider ongoing or related to our regular operations. Such activities include those related to executing strategic initiatives, including the recent asset acquisitions and dispositions, and expense incurred in connection with the ongoing shareholder litigation, proxy filings and expansion in size of the Board of Directors.

Write downs, reserves and recoveries during the nine months ended September 30, 2013 represent a net expense of $4.3 million, as compared to a recovery of $0.8 million during the same period of the prior year. During the second quarter of 2013, we accrued $3.1 million for our estimated exposure in relation to settlement of the CCDC litigation (as described in Note 13), and we reversed the remaining $1.5 million which we had accrued for IRS-imposed taxes, penalties and interest originating from the bankruptcy estate because we no longer believe the amounts are payable.

Net interest expense attributable to continuing operations during the quarter-to-date and nine-month periods ended September 30, 2013 remained consistent with the prior year.

The income tax provision attributable to continuing operations for the quarter-to-date and nine-month periods ended September 30, 2013 was approximately $1 million and $0.7 million, respectively, while the income tax benefit attributable to discontinued operations for the nine months ended September 30, 2013 was $0.1 million. The effective tax rate used in calculating the provision related to income from continuing operations was 25.6%.  The decrease in the year-to-date effective tax rate as of September 30, 2013 as compared to the same period of the prior year is primarily due to a reduction in permanent differences. Income tax receivable as of September 30, 2013 consists primarily of federal alternative minimum tax included in the 2012 income tax estimates which we expect to be refunded.

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

Table of Contents	44

annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 and equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  We incurred approximately $13.6 million in fees (including Original Issue Discount), associated with the new debt. Total unamortized loan fees as of September 30, 2013 were $8.3 million, inclusive of fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the new debt agreements. As of September 30, 2013, we had complied with all debt covenants.

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

                Our primary cash needs for the next twelve months of operation include interest payments on our debt, capital expenditures for projects underway, and remaining payments for the recently-completed renovations at our Black Hawk casinos and construction of the new travel center at Primm. Our capital expenditure needs also include maintenance capital and capital for the acquisition of slot machines and other of equipment required to keep our facilities competitive. Our debt requires quarterly principal repayments of $500,000 and an annual principal prepayment based on excess cash flow (as defined in the Term Loan Facility) calculated at the end of each calendar year.  For the year ended December 31, 2012, the excess cash flow repayment was $5.3 million, reflected in current portion of long-term debt and paid in April 2013. The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of September 30, 2013, was $150.8 million, the $35 million Revolving Credit Facility, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Table of Contents	45

Cash Flows from Operating Activities

Operating activities provided $37.7 million through September 30, 2013, compared to $35.0 million provided through September 30, 2012. The increase in cash provided by operating activities was driven by positive changes in net working capital, primarily accounts receivable, income taxes receivable, accounts payable and accrued expense.

Cash Flows from Investing Activities

Investing activities used $6.3 million through September 30, 2013 compared to providing $14.8 million through September 30, 2012.  During the nine months ended September 30, 2012, we retained excess cash of $23.9 million from the sale of our slot route and casinos in Pahrump and Searchlight, Nevada. Net cash used in investing activities is primarily comprised of capital expenditures which were $23.1 million and $16.5 million during the nine months ended September 30, 2013 and 2012, respectively. We deposited the $17.5 million proceeds from the sale of Truckee into a restricted bank account and drew down the cash, as permitted under the Credit Agreement, to fund capital expenditures. Net cash used in investing activities during the nine months ended September 30, 2012 also included cash paid for the acquisition of the Black Hawk Casinos and insurance proceeds we received related to the flooding at St Jo.

Cash Flows from Financing Activities

Financing activities used $7.5 million during the nine months ended September 30, 2013, which represented repayments of long-term debt and loan origination fees. Financing activities for the nine months ended September 30, 2012 provided $38.2 million, primarily representing excess cash from the refinance of our debt in May 2012.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of September 30, 2013 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Term Loan Facility.  Both the Senior Secured Credit Facility and the Super Priority Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  At September 30, 2013, the principal amount of the related borrowings under the Term Loan Facility was $191.7 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.9 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for

Table of Contents	46

the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $408.0 million as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

In our 2012 Form 10-K/A and in our Form 10-Q/A for the quarter ended March 31, 2013, we disclosed that management had determined that a control deficiency existed, related to the preparation and review of our consolidated statement of cash flows, which constituted a material weakness. Specifically, we did not maintain effective controls over the classification of excess cash from discontinued operations, which resulted in the restatements. During the quarter ended June 30, 2013, we implemented an additional level of review over the presentation of the consolidated statement of cash flows. We believe that the additional level of review will strengthen our internal control over financial reporting and remediate the material weakness identified; however, at September 30, 2013, this measure had not been in operation long enough to effectively evaluate its operating effectiveness. We will continue to monitor the effectiveness of the remediation measure and will make any changes and take such other actions as we deem appropriate under the circumstances.

Except as noted above, we made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	47

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM5.	OTHER INFORMATION

None.

Table of Contents	48

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table of Contents	49	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	November 19, 2013	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated:	November 19, 2013	By:	/s/ Donna Lehmann
Name: Donna Lehmann
Title: Senior Vice President, Chief Financial Officer and Treasurer