Form 10-K
period 2013-12-31
Affinity Gaming
filed 2014-03-31
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2013, the aggregate market value of our voting and non-voting common equity held by non-affiliates of Affinity Gaming was $0.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of March 28, 2014, 20,243,262 shares of our common stock were outstanding.

Documents Incorporated By Reference
Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2014 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

Table of Contents	i

Table of Contents	ii

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

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (ii) expectations regarding the operation of slot machines at our casino properties; and (iii) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to complete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws,

•	severe weather conditions and other natural disasters that affect visitation to our casinos,

•	environmental contamination and remediation costs,

•	pending and potential litigation,

•	the global financial crisis and, in particular, the economic downturn in Nevada and California,

•	changes in income and payroll tax laws,

•	changes in health care benefits laws,

•	additional gaming licenses being granted in limited license jurisdictions where we operate,

•	breaches of our information systems resulting in loss or compromise of customer data,

•	changes in smoking laws, and

•	other factors as described in “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

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

OUR COMPANY

We are a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos in four states—five in Nevada, three in Colorado, two in Missouri and one in Iowa. In addition to our diverse, multi-jurisdictional casino operations, we provide consulting services to the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, for which we receive a fixed monthly fee and are eligible to receive a percentage of revenue in excess of specified thresholds.

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

In relation to our emergence from bankruptcy proceedings on December 31, 2010, as described in our previous filings with the U.S. Securities and Exchange Commission, we use the term Successor to refer to Affinity Gaming and the term Predecessor to refer to Herbst Gaming, Inc and its subsidiaries.

OUR BUSINESS STRATEGY

We focus on earning the loyalty of our patrons, primarily local, value-oriented gaming patrons who gamble frequently. Because such patrons represent a high potential for repeated visits, generating customer satisfaction and loyalty is a critical component of our strategy. We also cater to the drive-in tourist patrons whom we can entice to repeat their visits.

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

During 2012 and the first month of 2013, we divested of a slot machine route operation and six Nevada casinos, while acquiring three casinos in Black Hawk, Colorado. Also in 2013, we closed Henderson Casino Bowl in Henderson, Nevada which was unprofitable. These acquisition and disposition transactions were critical to and consistent with our long-term strategic vision.

We anticipate that our growth will come from the improvement and expansion of our existing properties and through strategic acquisitions. Our key focus remains on expanding the operating margins of our existing properties through a combination of top-line revenue growth and stringent expense management. We continuously review the operating performance of each of our existing properties to assess the feasibility of enhancing their performance through targeted capital expenditures and expense savings programs. In doing so, we assess the anticipated relative costs and benefits of the projects or capital expenditures under consideration against the availability of cash flows generated through operations and available debt financing along with competitive and other relevant factors.

Table of Contents	1	Financial Statement Index

OUR PROPERTIES

Casino Operations

The majority of our casino properties focus on local customers, with an emphasis on slot machine play. The following table summarizes our casino operations as of December 31, 2013:

Property	Location	Year Built[1]	Gaming Square Feet	Slots	Table Games	Hotel Rooms	Additional Gaming Information
Nevada
Silver Sevens	Las Vegas	2006	25,000	967	8	327	Race and sports book; bingo; poker
Primm Valley	Primm	1990	38,000	804	26	625	Race and sports book; California lottery station
Buffalo Bill’s	Primm	1994	62,000	931	27	1,243	Race and sports book; poker
Whiskey Pete’s	Primm	1977	36,000	589	10	779	Sports book
Rail City	Sparks	2007	24,000	906	6	—	Sports book; keno; poker
Total Nevada			185,000	4,197	77	2,974
Midwest
St Jo Frontier	St. Joseph, MO	2005	13,000	586	10	—
Mark Twain[2]	LaGrange, MO	2001	18,000	653	12	—
Lakeside Iowa[2,3]	Osceola, IA	2005	36,000	1,042	13	150
Total Midwest			67,000	2,281	35	150
Colorado
Black Hawk Casinos	Black Hawk, CO	[4]	31,000	1,213	22	—	Poker
Total			283,000	7,691	134	3,124

(1)    This column presents the year the property was built or the year of the most recent remodel.
(2)    Mark Twain and Lakeside Iowa also have 8 and 47 RV spaces, respectively.
(3)    In 2012, Lakeside Iowa expanded from 60 to 150 hotel rooms.
(4)    Golden Mardi Gras Casino, Golden Gulch Casino and Golden Gate Casino were built or remodeled in 2000, 2003 and 1992, respectively.

Table of Contents	2	Financial Statement Index

Nevada Casinos

Silver Sevens

Silver Sevens Hotel & Casino in Las Vegas, Nevada (“Silver Sevens”), formerly known as Terrible’s Hotel & Casino, has approximately 25,000 square feet of gaming space with 967 slot machines, eight table games, a race and sports book operated by a third party, a 195-seat bingo facility, a buffet and a 24-hour café. The property currently operates 327 hotel rooms with standard amenities. Silver Sevens is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip. Silver Sevens’ favorable location has made it popular with Strip casino employees. Although not a tourist destination due to the limited number of rooms, the property receives some tourist traffic through the casino due to its proximity to the airport, the Las Vegas Strip, the University of Nevada - Las Vegas and the Las Vegas Convention Center.

Primm Casinos

Affinity Gaming owns the business and leases the real estate on which Primm Valley Resort & Casino (“Primm Valley”), Buffalo Bill’s Resort & Casino (“Buffalo Bill’s”) and Whiskey Pete’s Hotel & Casino (“Whiskey Pete’s” and together with Primm Valley and Buffalo Bill’s, the “Primm Casinos”) are located in Primm, Nevada. Primm is on the Nevada-California state line along Interstate 15, the major interstate route between Los Angeles and Las Vegas. The Primm Casinos collectively own and manage three gas station/convenience stores, which include two Starbucks Coffee outlets and other nationally-known quick-serve restaurants, as well as one California Lottery store. Two 18-hole, Tom Fazio-designed golf courses with a full-service restaurant and club house, leased and managed by a third-party, are located nearby.

Primm Valley. Primm Valley offers approximately 38,000 square feet of gaming space, with 804 slot machines, 26 table games and a race and sports book operated by a third party. Additionally, Primm Valley has a 625-room hotel and 21,000 square feet of convention space. Primm Valley has a full-service coffee shop operated by a third party, an Original House of Pancakes, a buffet and the GP Steakhouse. The resort has a swimming pool and a 13,000 square foot full-service spa. Primm Valley is connected to the “Fashion Outlets of Las Vegas,” a retail complex owned by a third party which houses over 100 designer outlet stores, including a Neiman Marcus “Last Call,” a Williams Sonoma Outlet store, Coach, Tommy Bahama, Banana Republic and Versace factory outlet stores. A Chevron gas station is also located on site.

Table of Contents	3	Financial Statement Index

Buffalo Bill’s. Buffalo Bill’s offers approximately 62,000 square feet of gaming space, with 931 slot machines, 27 table games and a race and sports book operated by a third party. In addition to a 1,243 room hotel, Buffalo Bill’s has a Denny’s operated by a third party, a buffet and a Mexican restaurant. The western-themed property also has extensive entertainment amenities, including the 6,800 seat “Star of the Desert” arena, which features a variety of entertainment throughout the year. Buffalo Bill’s has a roller coaster as well as water park log rides, a pool, a movie theater and a midway-style arcade.

Whiskey Pete’s. Whiskey Pete’s offers approximately 36,000 square feet of gaming space, with 589 slot machines, 10 table games and two full service bars. Additionally, Whiskey Pete’s has a 779-room hotel, a travel center branded with Flying J diesel fuel and Chevron gasoline, a full service coffee shop operated by a third party, a weekend buffet, a McDonald’s restaurant, an International House of Pancakes, an 8,000 square foot special events and concert venue with 650 seats, and a swimming pool.

Rail City

Rail City Casino in Sparks, Nevada (“Rail City”) has approximately 24,000 square feet of gaming space housing 906 slot machines, six table games, keno, a sports book operated by a third party, a 24-hour family-style restaurant and an ale house and brew pub.

Midwest Casinos

St Jo

The St Jo Frontier Casino (“St Jo”), a riverboat casino located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, offers approximately 13,000 square feet of gaming space, with 586 slot machines and 10 table games. St Jo also has a coffee-shop-style restaurant/buffet and lounge, as well as 2,400 total square feet of conference and meeting space. The casino and its amenities have a locally-popular western theme based on St. Joseph’s heritage as the founding location and headquarters of the Pony Express. St Jo owns 54 acres of land, 32 acres of which are undeveloped.

Mark Twain

Mark Twain Casino (“Mark Twain”), a riverboat casino located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, offers approximately 18,000 square feet of gaming space, with 653 slot machines and 12 table games, as well as eight RV parking spots. Mark Twain also has a coffee shop style restaurant/bar and an additional bar in the casino. The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

Lakeside Iowa

Lakeside Casino Resort (“Lakeside Iowa”), a riverboat casino located on West Lake in Osceola, Iowa, 40 miles southwest of Des Moines, offers approximately 36,000 square feet of gaming space, with 1,042 slot machines and 13 table games. Lakeside Iowa also offers a 150-room hotel, 10,000 square feet of conference and meeting facilities that may also be used for concerts, a fitness center, an outdoor concert/entertainment venue, an indoor pool and a gift shop. In addition, Lakeside Iowa has a coffee-shop-style restaurant/buffet and lounge located in the main lobby, two bars located in the casino, a convenience store and a Pilot truck stop and gas station located adjacent to the casino, and 47 RV spaces with utility hookups. Lakeside Iowa owns 109 acres of land, 75 acres of which are undeveloped.

Colorado Casinos

The Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino are located in close proximity to one another along a half-mile strip of casino and casino-hotel properties in the historic mining town of Black Hawk, Colorado. The

Table of Contents	4	Financial Statement Index

Black Hawk Casinos collectively offer approximately 31,000 square feet of gaming space, with 1,213 slot machines, 22 table games and 17 live poker games, as well as three restaurants, four bars and one of the only parking garages in the market, offering 750 spaces. The casinos are well-positioned within the market with their large parking garage located in the center of the main gaming district at a key intersection between other properties.

Discontinued Operations

On February 1, 2013, we completed the sale to Truckee Gaming, LLC (“Truckee Gaming”) of the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada (“Truckee Disposition”).

COMPETITION

Nevada Market

Silver Sevens primarily competes for local gaming customers with other locals-oriented casino/hotels in Las Vegas. Although Silver Sevens does not directly compete with many of the large resort/casino properties on the Las Vegas Strip, which focus primarily on attracting tourist players, we do believe Silver Sevens competes with the smaller, value-oriented strip hotel/casino properties. Silver Sevens competes on the basis of desirability of location; payout rates; a more personalized approach to customer service; casino promotions; the availability, comfort and value of restaurants and hotel rooms; and the variety and value of entertainment.

Our properties in Primm compete for value-oriented customers with casinos in the Las Vegas market and outside of the Las Vegas market in places like Henderson, Jean, Laughlin and Mesquite, Nevada. The Primm casinos also compete with Native American properties in Southern California, which have become an increasingly attractive alternative for customers seeking Las Vegas style casinos. Our Primm casinos rely heavily upon the number of customers they can draw from Interstate 15, which stretches between Las Vegas, Nevada and Los Angeles, California. We compete with other gaming companies as well as other hospitality companies which provide accommodations and amenities for leisure and business travelers. In many cases, our competitors have greater name recognition and financial resources to reinvest in their properties; they offer similar restaurant, entertainment and other amenities and they target the same demographic group we target. The proximity of Native American casinos to our Primm properties, including the threat of new market entrants in areas such as Barstow, California, could significantly impact our business.

The Reno/Sparks market is characterized by intense competition among casinos. Rail City operates in the Reno/Sparks market, and it must compete for local gaming customers with other locals-oriented casinos, casino/hotels and with Native American gaming operations in Northern California. In addition, a new competitor recently opened in Sparks, further adding to the competition. Many of our direct competitors in the Reno market have greater financial and other resources than we do.

Our Nevada properties face increased competition from online poker services in Nevada, including mobile gaming applications for smart phones and tablet computers, which allow customers to wager via the Internet. In February 2013, Nevada, the first state in the U.S. to legalize online poker on an intrastate basis, expanded its existing interactive gaming laws which permit and regulate online gambling. Nevada’s current interactive gaming laws allow the State to enter into agreements with other states which authorize online poker to increase player liquidity by facilitating games between players located inside and outside Nevada, and in February 2014, Delaware and Nevada entered into the first such agreement. The law in this area has been rapidly evolving and additional legislative developments, in Nevada and elsewhere, may accelerate the proliferation in Nevada and throughout the United States of certain forms of online gambling, including, but not limited to, poker. In addition, many of our competitors in the Nevada market have greater financial resources than we do and have already applied or been approved for interactive gaming licenses in Nevada to provide online poker services. Increases in the popularity of and competition from such services could negatively impact our results of operations and financial condition.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St Jo competes for local gaming customers with other casinos in their respective markets.

Table of Contents	5	Financial Statement Index

Lakeside Iowa is located along Interstate 35, approximately 40 miles southwest of Des Moines, Iowa. Its primary competitors are the Prairie Meadows Casino, the Riverside Casino and Golf Resort and the Meskwaki Bingo Casino Hotel. The Prairie Meadows Casino is located in the Altoona/Des Moines market approximately 60 miles from Lakeside Iowa, and approximately 10 miles northeast of Des Moines. Riverside Casino and Golf Resort is located in Riverside, Iowa, approximately 175 miles from Osceola. The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside Iowa.

Mark Twain, in LaGrange, Missouri, is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois and approximately 25 miles from Hannibal, Missouri. The closest casino to Mark Twain is the Catfish Bend Casino, located in Burlington, Iowa, which is approximately 75 miles from LaGrange. To a lesser extent, Mark Twain also competes with gaming operation in the St. Louis, Missouri market.

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

Certain states have recently legalized, and other states are considering legalizing, casino gaming in certain areas. In addition, states such as Illinois and Kansas have awarded additional gaming licenses or are considering expanding permitted gaming. The award of one or more additional licenses in Iowa or in other locations close to Lakeside Iowa, Mark Twain or St Jo would be expected to adversely affect our results of operations and financial condition.

Colorado Market

Our Golden Mardi Gras, Golden Gates and Golden Gulch casinos in Black Hawk, Colorado compete with approximately 25 other gaming operations located in the Black Hawk/Central City gaming market. The Black Hawk/Central City gaming market is insulated from other casino gaming markets, with no casinos within 50 miles. In the past, proposals have been made for the development of Native American, racetrack and video lottery terminal casinos throughout the state. Neither the state’s electorate nor the state’s legislature has adopted any of these proposals. Any form of additional gaming authorized in the Denver metropolitan area would adversely affect the Black Hawk Casinos.

In March 2014, ballot initiative petitions were introduced in Colorado which, should they survive legal challenges and a rigorous certification process, would allow the state’s voters to decide in November 2014 whether amend the Colorado state constitution to allow video lottery terminals (“VLTs”) at exclusive locations which include an existing racetrack in Arapahoe County and race tracks to be constructed in Pueblo and Mesa counties, and whether to allow expanded gaming, including table games, at those facilities. In each case, the number of VLTs in the facility would be at least 2,500, and use of the VLT’s would commence no later than November 1, 2015. Arapahoe, Pueblo and Mesa counties are each suburbs of Denver, the key feeder market for the Black Hawk/Central City gaming market.

INTELLECTUAL PROPERTY

The development of intellectual property is part of our overall business strategy, and we regard our intellectual property as an important element of our success. While our business as a whole is not substantially dependent on any one patent or combination of our patents or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of trademarks and trade secret laws. We file applications for and obtain patents, copyrights and trademarks in the United States. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.

We own the following trademarks and respective design logos: “Buffalo Bill's Resort & Casino,” “Desperado,” “Pioneer Pete's,” “Primm Center,” “Primm Rewards Players Club,” “Primm Valley Casino Resorts,” “Primm Valley Lotto Store,” “Primm Valley Resort,” “Primm Valley Resort & Casino,” “Star of the Desert Arena,” “Whiskey Pete's,” “Whiskey Pete's Hotel Casino,” “Rail City,” “Rail City Ale House,” “Golden Mardi Gras Casino,” “Golden Gates Casino,” and “Golden Gulch Casino.” Additionally, we have applied for federal registrations for the trademarks, “Affinity Gaming,” “A-Play” and “A-Play Connect.”

Table of Contents	6	Financial Statement Index

We consider all of these marks, and the associated name recognition, to be valuable to our business, and we are not aware of any third party claims against the use or registration of our trademarks at this time.

SEASONALITY

Our casinos in Northern Nevada, the Midwest and Colorado experience extreme weather conditions that interrupt our operations. Additionally, our casinos in Missouri are subject to flooding depending on the water levels of the Missouri and Mississippi Rivers. Snow and other adverse weather resulted in a significant number of days with lost or reduced business at our Midwest and Colorado properties during the winter of 2013-2014. If there is a prolonged disruption at any of our properties or if there are a disproportionate number of weekends affected by extreme weather, our results of operations and financial condition could be materially adversely affected.

ENVIRONMENTAL LAWS

During the excavation phase at the site of our new travel center in Primm, Nevada, we encountered several contaminated sites on the property which required soil remediation and groundwater testing. Much of the contamination resulted from underground fuel storage tanks which served a gas station operated more than 30 years ago, as well as from abandoned underground fuel lines. We also began testing at the direction of the Nevada Division of Environmental Protection to determine the extent to which the contamination has affected the groundwater, and we have agreed to continue monitoring the groundwater for a period of at least three years.

Through December 31, 2013, we have incurred approximately $3.7 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million, and we have received $1 million from our insurer as of December 31, 2013. We have made a demand for further reimbursement from our insurer and are attempting to negotiate with them regarding such demand as well as future reimbursement requests; however, we cannot predict the likelihood or amount of future recovery. Additionally, we may be required to make additional expenditures to remain in, or to achieve, compliance with environmental laws in the future and such expenditures may be material.

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

Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, tobacco, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Nevada

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act, and various local regulations.

Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Clark County Liquor and Gaming Licensing Board, and other local regulatory authorities (collectively, the “Nevada Gaming Authorities”).

Table of Contents	7	Financial Statement Index

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

•
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenue, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Any changes in Nevada’s gaming and liquor laws, regulations and procedures could have an adverse effect on our gaming operations in Nevada.

The Nevada Gaming Authorities require entities which operate casinos in Nevada to obtain a gaming license, which requires the periodic payment of fees and taxes and is not transferable. Affinity Gaming is registered by the Nevada Gaming Commission as a publicly-traded corporation (a “registered corporation”). As a registered corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information which the Nevada Gaming Commission may require. The Nevada Gaming Commission found Affinity Gaming suitable to own the membership interests of various licensed limited liability companies which own and operate casinos licensed by the Nevada Gaming Commission (all of which are collectively referred to as the “Gaming Subsidiaries”). No person may become a member of, or receive any percentage of the profits from, any of the Gaming Subsidiaries without first registering with or obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, the Clark County Liquor and Gaming License Board, which has jurisdiction over four of our five Nevada casinos, has taken the position that it has the authority to approve all persons owning or controlling the stock of any entity controlling a gaming license. Affinity Gaming and all of its Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required to engage in the various gaming businesses which each respectively operates in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Affinity Gaming or any of the Gaming Subsidiaries to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, managers and certain key employees of Affinity Gaming or any of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Either the applicant or the gaming licensee with whom the applicant is employed or for whom the applicant serves bears all costs associated with the license, including investigative fees. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove any change in corporate position.

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

Affinity Gaming and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Affinity Gaming and its Gaming Subsidiaries must be reported to and/or approved by the Nevada Gaming Commission.

Table of Contents	8	Financial Statement Index

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

The Nevada Act requires any person who acquires more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, which beneficially owns more than 10%, but not more than 11%, of a registered corporation's voting securities as a result of a stock repurchase by the registered corporation may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of a registered corporation's voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor which has obtained a waiver may hold more than 25%, but not more than 29%, of a registered corporation's voting securities and maintain its waiver if the additional ownership results from a stock repurchase by the registered corporation. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders;

•	serving as a member of any committee of creditors or security holders formed in connection with a debt restructuring;

•	accepting appointment or election as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member’s term;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative fees incurred by the Nevada Gaming Authorities in connection with such person’s application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. Affinity Gaming and the Gaming Subsidiaries may become subject to disciplinary action

Table of Contents	9	Financial Statement Index

if, after receipt of notice that a person is unsuitable to be a stockholder or to have any other relationship with Affinity Gaming or the Gaming Subsidiaries, Affinity Gaming or the Gaming Subsidiaries:

•	pays that person any dividend or interest upon voting securities;

•	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pays remuneration in any form to that person for services rendered or otherwise; or

•	fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities including, if necessary, purchasing the voting securities for cash at fair market value.

Affinity Gaming may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of its debt securities. The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar security of a registered corporation to file applications, be investigated and be found suitable to own the debt or other security of a registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the debt securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees and registered corporations which are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming

Table of Contents	10	Financial Statement Index

industry and to further Nevada's policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Gaming Commission before the registered corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the registered corporation's board of directors in response to a tender offer made directly to the registered corporation's stockholders for the purposes of acquiring control of the registered corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.

The tax on gross gaming revenue is generally 6.75%. A live entertainment tax is also paid by gaming operations where entertainment is furnished in connection with admission fees, the selling of food or refreshments, or the selling of merchandise.

Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons or licensees (collectively, “licensees”), and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expense of investigation by the Nevada State Gaming Control Board of the licensees' participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, licensees are also required to comply with certain reporting requirements imposed by the Nevada gaming laws. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations which are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability or has been found guilty of cheating at gambling.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by local regulatory authorities. Affinity and the Gaming Subsidiaries have obtained the necessary liquor licenses to sell alcoholic beverages. Local regulatory authorities have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could, and revocation would, have a material adverse effect on our operations.

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

Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. On November 25, 1997, the Missouri Supreme Court overturned a state lower court and held that a portion of the Missouri Gaming Law which authorized excursion gaming facilities in “artificial basins” up to 1,000 feet from the Mississippi or Missouri rivers was unconstitutional. This ruling created uncertainty as to the legal status of several

Table of Contents	11	Financial Statement Index

excursion gaming riverboat facilities in the state. On November 3, 1998, a statewide referendum was held, whereby the voters amended the constitution to allow “artificial basins” for existing facilities, effectively overturning the above Missouri Supreme Court decision. We cannot provide assurance that any future challenges, if brought, would not further interfere with gaming operations in Missouri, including the operations of Mark Twain in LaGrange and St. Jo in St. Joseph.

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

Effective May 30, 2008, certain amendments were made to Missouri's gaming regulations which provide for the division of Missouri gaming licenses into Class A and Class B Licenses. Affinity Gaming now holds a Class A License which allows Affinity Gaming to own and operate the HGI-St Jo and HGI-Mark Twain business entities. HGI-St Jo, LLC and HGI-Mark Twain, LLC now hold Class B Licenses allowing them to operate St Jo Frontier Casino and Mark Twain Casino, respectively.

In January 2013, following a full licensing investigation and hearing, the Class A and Class B licenses for Affinity Gaming, HGI-St Jo and HGI-Mark Twain were renewed for four-year terms by the Missouri Gaming Commission, which continues to require, among other things:

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

The Missouri Gaming Law and implementing regulations impose restrictions on the use of and do not permit the transfer of the gaming licenses, as well as limitations on transactions engaged in by licensees. The licenses issued by the Missouri Gaming Commission may not be transferred nor pledged as collateral. The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to the Missouri Gaming Commission, after which notice the Commission may reopen and reconsider the licensee’s suitability under the Missouri Gaming Law:

Table of Contents	12	Financial Statement Index

•	any transfer or issuance of an ownership interest in a gaming licensee that is not a publicly held company;

•	any transfer or issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest of Affinity Gaming which is publicly traded and is a holding company;

•	any private incurrence of debt by the licensee or any holding company of $1,000,000 or more;

•	any public issuance of debt by a licensee or its holding company; and

•	defined “significant related party transactions.”

Affinity Gaming must obtain advance approval of the Missouri Gaming Commission to enter into any contract or arrangement, whereby a person or group of persons acting in concert (a) owns, controls, or has power to vote 25 percent or more of the ownership interest its licensed entities, or (b) controls the election of a majority of the directors or managers of its licensed entities. A Missouri licensee must notify the Missouri Gaming Commission of other transactions which include the transfer of five percent or more of an ownership interest in the licensee or holding company if publicly held and any transaction of at least $1,000,000. In Missouri, the granting of a security interest to a lender in the ownership of a Missouri licensee is subject to the approval of the Missouri Gaming Commission if the lender is not a financial institution.

The restrictions on transfer of ownership apply to Class A licensee, Affinity Gaming, as well as the direct Class B licensees, HGI-St Jo and HGI-Mark Twain. Gaming equipment may not be pledged except under very limited circumstances where possession is limited to defined licensed entities. Corporate stock and/or equity ownership of some licensees may not be pledged except in narrow circumstances and subject to regulatory conditions following notification to the Missouri Gaming Commission.

Missouri statutes and administrative rules contain detailed requirements and conditions concerning the operation of a licensed excursion gambling boat facility, including but not limited to the following:

•	a charge of two dollars per gaming customer per excursion which licensees must either collect from each customer or pay itself to the Missouri Gaming Commission;

•	minimum payouts;

•	the payment of a 21% tax on adjusted gross receipts;

•	prohibitions against providing credit to gaming customers;

•	the use of credit cards and cashing of checks by customers;

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

Although the Missouri Gaming Law provides no limit on the amount of riverboat space which may be used for gaming, the Missouri Gaming Commission is empowered to impose space limitations through the adoption of rules and regulations.

Table of Contents	13	Financial Statement Index

Previously, the Missouri Gaming Law imposed as to each customer a $500 loss limit per two-hour period established by each licensee with the approval of the Missouri Gaming Commission. However, by vote of Missouri registered voters on November 8, 2008, the Missouri Gaming Law was amended to provide that the Missouri Gaming Commission shall not establish any regulations or policies which limit the amount of wagers, losses or buy-in amounts.

In addition, the Missouri Gaming Commission is empowered to determine on a city and county‑specific basis where “dockside” or permanently‑docked gaming is appropriate and may be permitted. The Missouri Gaming Commission has authorized all thirteen licensed sites to operate all or a portion of their facilities on a continuously docked basis.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by the Missouri Gaming Commission. The Missouri Gaming Commission has full power to limit, condition, suspend or revoke any such license. The Commission has also issued strict regulations concerning the sale and use of alcoholic beverages upon an excursion gambling boat or facility immediately adjacent to an excursion gambling boat.

A proposed ordinance will be submitted to the voters of the City of St. Joseph, Missouri on April 8, 2014, which would amend the local health and sanitation code to provide smoke-free indoor workplaces and public places. The ordinance as drafted includes an exemption allowing smoking in casino gaming areas, which exemption would include the casino at the St. Jo Frontier and would remain in place unless and until smoking in casino areas is prohibited in all non-Native American casinos located in the Missouri and Kansas counties of the Greater Kansas City area.

Iowa

In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa. Under Iowa gaming law (“Iowa Gaming Law”), a license to conduct gaming may be issued in a county only if the county electorate has approved gaming. The electorate of Clarke County, Iowa, where Osceola is located, approved gaming on February 28, 1995 by referendum. Gaming conducted by Lakeside Iowa was approved by referendum on November 18, 1997. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such referenda took place on November 5, 2002 and November 2, 2010, with the majority of the electorate voting each time in favor of continued gaming in Clarke County. The next referendum is scheduled for 2018. If any reauthorization referendum is defeated, Iowa Gaming Law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa Gaming Law and regulations applicable to all licenses.

In addition, Iowa Gaming Law authorizes the granting of riverboat gaming licenses to non-profit corporations which, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct the gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).

In July 1997, Clarke County Development Corporation (“CCDC”), a non-profit corporation organized for the purpose of facilitating riverboat gaming in Osceola, Iowa, entered into a management agreement, since amended, for Lakeside Iowa for a term of up to 50 years. Under the management agreement, as amended, CCDC is paid a monthly fee equal to 1.5% of the adjusted gross receipts from gaming (“AGR”) of Lakeside Iowa. In September 2004, HGI-Lakeside, LLC (the Company's subsidiary which owns and operates Lakeside Iowa, formerly HGI-Lakeside, Inc.) entered into an agreement whereby upon the later of Predecessor obtaining approval from the Iowa Gaming Commission or its closing the transactions then pending with Southern Iowa Gaming Company, Southern Iowa would immediately pay $3.2 million to an escrow fund controlled by the City of Osceola. Beginning February 2013, and continuing for so long as the management agreement, remains in effect, we are required to pay into the escrow fund an additional 1% of annual AGR from Lakeside Iowa. We are entitled, however, to offset up to 50% of this additional 1% annual payment with any expenditures we have made for capital improvements (excluding gaming devices and improvements to the gaming facility, casino floor, development of a truck stop and general repairs and maintenance) (the “Offset”). Further, pursuant to a dock site lease agreement executed in August 1997 (which also has a term of up to 50 years) (the “Lakeside Lease”), Lakeside Iowa is required to pay a monthly fee to the City of Osceola and the Water Works Board of Trustees equal to 1.25% of the AGR of Lakeside Iowa plus an annual fee, to be paid in equal monthly installments, equal to approximately $160,000, with such amount to increase each year by 1% until termination of the Lakeside Lease. Pursuant to a settlement agreement approved by the Iowa Gaming Commission at its March 2012 meeting, the annual

Table of Contents	14	Financial Statement Index

fee under the Lakeside Lease was increased to $245,000, with such amount to further increase each year by 1%, and Lakeside Iowa is required to employ no fewer than 290 full-time employees.

In March 2012, CCDC initiated legal proceedings against both us and the Iowa Racing Commission. In one case, CCDC sought a declaratory judgment ruling that the management agreement is non-assignable. We contested CCDC's position even though there were no plans to seek to assign the agreement. In a separate case, CCDC also named both the Iowa Racing Commission and us in a petition for judicial review of the Commission's ruling in November 2010, approving Predecessor's creditors to become owners of Affinity Gaming, LLC prior to our emergence from bankruptcy. We vigorously defended this lawsuit as well. In July and August 2013, CCDC dismissed both lawsuits without prejudice.  CCDC’s dismissals of the declaratory judgment action and petition for judicial review were based upon its filing in August 2013 in Iowa state court (later removed to federal court) of a third lawsuit in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  The mediation had resulted in a written memorandum of understanding (“MOU”) pursuant to which the declaratory judgment action and petition for judicial review were to be dismissed upon the following terms and conditions: (i) Lakeside Iowa was to pay $600,000 to CCDC and $2.5 million to an account controlled by the Clarke County Reservoir Commission; (ii) Lakeside Iowa was to incrementally reduce the Offset to zero over a period of ten years; and, (iii) for a period of five years, CCDC would not unreasonably withhold its consent to the assignment of the operator’s contract to a third party, provided the assignee agreed to immediately eliminate the Offset and to pay the greater of 3% or the state minimum percentage of AGR.  However, subsequent to the mediation, when the parties exchanged drafts of the formal written settlement agreement contemplated by the MOU, it became apparent that a meeting of the minds regarding settlement had not occurred, as CCDC took the position that any assignee of the management agreement would have to increase its percentage of AGR by 1.5%, rather than the 0.5% to which we believed we had agreed.  Because CCDC has only recently filed its action to enforce the MOU, an evaluation of the likelihood of an unfavorable outcome cannot be made at this time; however, we estimate the maximum potential loss to be the $3.1 million in payments set forth in the MOU.

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

Lakeside Iowa's excursion gambling boat license was approved for renewal at a March 6, 2014 meeting of the Iowa Gaming Commission. This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period. In connection with the 2011 license renewal, the Iowa Gaming Commission required us to (i) appear at the June 2011 Iowa Gaming Commission meeting and present a detailed development plan for a hotel expansion project, which we represented would cost approximately $10.0 million, and (ii) commence construction of the hotel expansion project by October 2011. We met both requirements and completed the hotel expansion during 2012.

The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances, concerning the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. Iowa Gaming Law seeks to:

•	prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity;

•	establish and maintain responsible accounting practices and procedures;

•
maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal fiscal affairs, the safeguarding of assets and revenue, the provision of reliable record keeping and the filing of periodic reports with the Iowa Gaming Commission);

•	prevent cheating and fraudulent practices; and

•	provide a source of state and local revenue through taxation and licensing fees.

Changes in Iowa Gaming Law could have a material adverse effect on the Iowa gaming operations.

Table of Contents	15	Financial Statement Index

Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. The Iowa gaming operations must submit detailed financial and operating reports to the Iowa Gaming Commission. Certain contracts of licensees in excess of $100,000, which exceed three years in term or which involve related parties must be submitted to and approved by the Iowa Gaming Commission.

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

Table of Contents	16	Financial Statement Index

approve any person who acquires 5% or more of a licensee's equity securities in the event that approval by the Iowa Gaming Commission is not otherwise contemplated by the operative acquisition document. The applicant stockholder is required to pay all costs of this investigation.

Gaming taxes approximating 22% of AGR above $3,000,000 will be payable by each licensee on its operations to the State of Iowa. In addition, there was a prepaid assessment due on June 1, 2005 and another prepaid assessment paid on June 1, 2006, in an aggregate amount equal to 2.152% of each licensee's estimated adjusted gross receipts for fiscal year 2004. These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years. The state of Iowa is also reimbursed by the licensees for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by the State. The State has full power to limit, condition, suspend or revoke any such licenses.

Colorado

As prescribed by the Colorado Limited Gaming Act of 1991 (the “Colorado Act”), the ownership and operation of limited-stakes gaming facilities in Colorado are subject to the Colorado Gaming Regulations (the “Colorado Regulations”) and final authority of the Colorado Limited Gaming Control Commission (the “Colorado Commission”). The Colorado Act also created the Colorado Division of Gaming (the “Division of Gaming”) within the Colorado Department of Revenue to license, supervise and enforce the conduct of limited stakes gaming in Colorado.

On October 18, 2012, the Colorado Commission granted Affinity Gaming Black Hawk, LLC, our subsidiary which owns the Black Hawk Casinos (collectively with Affinity Gaming Black Hawk, LLC, referred to as the “Colorado Casinos”), retail gaming licenses for the Black Hawk Casinos and a manufacturer/distributor license for the Golden Mardi Gras casino. The licenses will expire two years from their date of issuance, and the Colorado Act requires that applications for renewal be filed with the Commission not less than 120 days prior to their expiration. No person may offer limited gaming to the public unless such person holds a valid retail gaming license.

The Colorado Act declares public policy on limited stakes gaming to be that:

•
the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively, the rights of the creditors of licensees are protected and gaming is free from criminal and corruptive elements;

•
public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment;

•
all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment, must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and

•
no applicant for a license or other affirmative Colorado Commission approval has any right to a license or to the granting of the approval sought; any license issued or other Colorado Commission approval granted pursuant to the Colorado Act is a revocable privilege, and no holder acquires any vested rights therein.

Pursuant to an amendment to the Colorado Constitution (the “Colorado Amendment”), limited-stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Currently, limited-stakes gaming means a maximum single bet of $100 on slot machines and in the games of blackjack, poker, craps and roulette. Gaming is permitted to be conducted 24 hours each day.

Table of Contents	17	Financial Statement Index

Limited-stakes gaming is confined to the commercial districts of these cities as defined by Central City ordinance on October 7, 1981, by Black Hawk ordinance on May 4, 1978, and by Cripple Creek ordinance on December 3, 1973. In addition, the Colorado Amendment restricts limited-stakes gaming to structures which conform to the architectural styles and designs which were common to the areas prior to World War I and that conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited-stakes gaming. Persons under the age of 21 cannot participate in limited-stakes gaming.

The Colorado Commission has the authority to impose fines, and has broad discretion to issue, condition, suspend for up to six months, revoke, limit or restrict at any time the following licenses: slot machine manufacturer or distributor, operator, associated equipment supplier, retail gaming, support and key employee gaming licenses. The Colorado Commission has delegated authority to the Division of Gaming to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. With limited exceptions applicable to licensees which are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission or the Division of Gaming.

The failure or inability of the Colorado Casinos, or the failure or inability of others associated with the Colorado Casinos, including us, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations. All persons employed by any of the Colorado Casinos, and involved, directly or indirectly, in gaming operations in Colorado are required to obtain a Colorado support or key employee gaming license, which must be renewed every two years. As a general rule, the Colorado Act prohibits any person from having an “ownership interest” in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an ownership interest in a retail gaming licensee for purposes of the multiple license prohibition if any of the following apply:

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

•	A person's sole ownership interest is less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

Table of Contents	18	Financial Statement Index

Under state law, no manufacturer or distributor of slot machines, associated equipment, or related equipment may, without notifying the Division of Gaming within ten days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if that person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in manufacturer’s or distributor’s business.

The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered which are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. Effective July 1, 2012, the Colorado Commission reinstated the annual tax rates which were in effect prior to July 1, 2011, increasing the rate tiers as follows:

•	0.25% up to and including $2 million of the subject amounts;

•	2.0% on amounts from $2 million to $5 million;

•	9.0% on amounts from $5 million to $8 million;

•	11.0% on amounts from $8 million to $10 million;

•	16.0% on amounts from $10 million to $13 million; and

•	20.0% on amounts over $13 million.

These rates were renewed effective July 1, 2013, and are valid until June 30, 2014. The City of Black Hawk has imposed an annual device fee of $945 per gaming device, effective January 1, 2014, and may revise it from time to time. The City of Black Hawk also has imposed other fees, including a monthly transportation fee of $6.42 per device. The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term “publicly traded corporation” includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by such entity, the Colorado Commission may require the entity to comply with the disclosure regulations and requirements contained in Rule 4.5.

Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than 10 business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions which restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted and may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

Table of Contents	19	Financial Statement Index

Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation which is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as “qualifying persons,” shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Regardless of whether they have been notified, qualifying persons are responsible for complying with these requirements.

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

The Colorado Regulations require that every officer, director and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character and submit to, and pay for, a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

Licensees are required to provide information and file periodic reports with the Division of Gaming, including identifying those who have a 5% or greater ownership, financial or equity interest in the licensee, or who have the ability to control the licensee, or who have the ability to exercise significant influence over the licensee, or who loan money or other things of value to a licensee, or who have the right to share in revenue derived from limited gaming, or to whom any interest or share in profits of limited gaming has been pledged as security for a debt or performance of an act. A licensee, and any parent company or subsidiary of a licensee, who has applied to a foreign jurisdiction for licensure or permission to conduct gaming operations, or who possesses a license to conduct foreign gaming, is required to notify the Division of Gaming. All persons licensed by the Colorado Commission and any associated person of a licensee must report criminal convictions and criminal charges to the Division of Gaming.

The Colorado Commission maintains the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the honesty, integrity, moral character, prior activities, criminal record, reputation, habits and associations of:

•	all persons licensed pursuant to the Colorado Act;

•	all officers, directors and stockholders of a licensed privately held corporation;

•	all officers, directors and stockholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation;

•	all general and limited partners of a licensed partnership;

Table of Contents	20	Financial Statement Index

•	all persons maintaining a position similar to that of an officer, director or stockholder of corporation, e.g., members and managers of a limited liability company;

•	all persons providing financing or loaning money to any licensee in relation to the establishment or operation of limited gaming;

•	all persons having a contract, lease or ongoing financial or business arrangement with any licensee which relates to limited gaming operations, equipment devices or premises; and

•	all persons contracting with or supplying any goods and services to the Colorado Commission or the Division of Gaming.

Under the Colorado Regulations, every person who is a party to a “gaming contract,” as defined below, or a lease with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Division of Gaming, must promptly provide the Colorado Commission or the Division of Gaming all information which may be requested regarding the financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community and all other information which might be relevant to a determination of whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Colorado Commission or the Division of Gaming to require a licensee or applicant to terminate its gaming contract or lease with any person who failed to provide the information requested. In addition, the Colorado Commission or the Division of Gaming may require changes to a gaming contract before an application is approved or participation in the contract is allowed. A “gaming contract” means an agreement in which a person does business with or on the premises of a licensed entity.

The Colorado Commission and the Division of Gaming have interpreted the Colorado Regulations to permit the Colorado Commission to investigate and find suitable persons or entities providing financing to or acquiring securities from us. As previously noted, any person or entity required to file information, be licensed or be found suitable would be required to pay the costs thereof as well as the costs of the corresponding investigation. Although the Colorado Regulations do not require prior approval for the execution of credit facilities or issuance of debt securities, the Colorado Commission reserves the right to approve, require changes to or require the termination of any financing, including, but not limited to, situations where a person or entity is required to be found suitable and is not found suitable. In any event, note holders, lenders and others providing financing will not be able to exercise certain rights and remedies without the prior approval of the Colorado Commission or the Division of Gaming. Information regarding lenders and holders of securities will be periodically reported to the Colorado Commission or the Division of Gaming.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by State and local authorities. All persons who directly or indirectly hold a 10% or greater interest in, or 10% or more of the issued and outstanding capital stock of, the Colorado Casinos, through their ownership of us, must file applications and may possibly be investigated by the Colorado state and local liquor authorities. The Colorado liquor authorities also may investigate persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees preventing such persons from being a stockholder, director, officer or otherwise interested in certain persons who lend money to liquor licensees and from making loans to other liquor licensees. Persons directly or indirectly interested in any of the Colorado Casinos may be limited with regard to certain other types of liquor licenses in which they may have an interest, and specifically cannot have an interest in a retail liquor store license. No person can hold more than three retail gaming tavern liquor licenses. In addition, the remedies of certain lenders may be limited by applicable liquor laws and regulations. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses for violations of the , which could have a material adverse effect upon our operations of us or the applicable Colorado Casino.

There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application on behalf of the state. Each Colorado Casino has been approved for and holds a retail gaming tavern liquor license for its casino, hotel and restaurant operations.

Table of Contents	21	Financial Statement Index

Under Colorado state law, smoking is not permitted in any indoor area, including limited gaming facilities and any other facilities in which any gaming or gambling activity is conducted.

COMPETITIVE STRENGTHS

Diversified Asset Portfolio

As previously noted, our casino operations consist of 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. As of December 31, 2013, our casinos offered 7,691 slot machines and 134 table games in four states.

Stabilized Portfolio

We worked hard to manage our portfolio through the recent economic downturn, expending great effort to improve efficiency and increase profitability in markets which have experienced stagnant to decreasing total revenue. Expense management contributed significantly to our recent performance; however, we have also focused on making modest investments in projects intended to stabilize or improve the cash flow from our properties.

STRATEGIC INVESTMENTS

Our key focus remains on improving the operating margins of our existing properties through a combination of top-line revenue growth and disciplined expense management. Our properties are unique in their offerings and we undertook our recent initiatives, as summarized below, to realize what we believe are the greatest opportunities to improve profitability.

Primm

•
During 2013, we completed construction of a new travel center adjacent to the Whiskey Pete’s hotel and casino. The travel center includes a Flying J-branded diesel fuel operation, full-service truck weight and maintenance station, Chevron-branded gasoline, a convenience store and several branded quick-serve restaurants, including a Q’doba, Subway, Starbucks and Dairy Queen. We designed the travel center to attract customers traveling South on the I-15 to Los Angeles.

Colorado

•
During 2013, we completed expansion and renovation of the Golden Mardi Gras, our largest property in Black Hawk. The expansion included the addition of approximately 7,000 square feet of gaming space and extended the main entry by approximately 75 feet, improving the ingress and egress to the properties and capitalizing on the pedestrian traffic accessing the property from the main strip. Our properties are situated directly across the street from the Ameristar on one corner and The Lodge on the other, in the heart of the casino corridor. We also added escalators, significantly improving access to the properties from the street. Additionally, we improved the food offerings by adding a combination buffet/cafe, and we refreshed the casino floor by replacing the aged slot product with the latest, in-demand slot machines.

Rampart Consulting Contract

•	During 2012, we began providing consulting services to Hotspur, the operator of the JW Marriott Resort’s Rampart Casino in Las Vegas, under a three-year contract which expires in April 2015

•
Annual minimum consulting fee of $2.0 million, which is recorded as a credit against corporate expense, with potential increases based on a percentage of EBITDA achieved at the Rampart Casino above defined thresholds

Table of Contents	22	Financial Statement Index

MARGIN-ENHANCEMENT PROGRAMS

Payroll and Related

•	Full time employees and related payroll expense is closely monitored across the enterprise to minimize operating expenses and maximize operating margins

•	Management incentive program revamped to include both cash and equity compensation, which ensures alignment of shareholder and management goals

Player Club Reinvestment Savings

•	Improve and implement business intelligence to enhance player reinvestment strategies and ensure a competitive level of promotional spend for each segment of the database

•	Re-evaluation of direct reinvestments into the player loyalty club to focus promotional spend on areas with the highest returns

Key Cost Controls

•	Player loyalty club point refinements to redemption periods, minimum balance for redemptions

•	Cost of sales reduction

•	Energy efficiency projects implemented across the portfolio to reduce energy costs

•	Outsourced restaurants to strategically-branded third parties

•	Payroll efficiencies

Mobile Gaming

•	Implemented A-Play for Fun, an on-line video gaming experience for A-Play customers, with a third-party partner

•	Implemented A-Play Connect, a virtual gaming application for smart phones

•	Implemented A-Play Sports, a real-money sports wagering application for smart phones, with a third-party partner

High-Level Business Strategy

During 2012 and 2013, our management team executed a sound business plan to divest of non-core operations and invest in the strengths of the organization. The recent divestitures of the six smaller Nevada casinos and slot route freed up capital and management time to focus on the efficient operation of core assets and profitable growth opportunities. Management is committed to selectively seeking development and expansion opportunities, including entering into new markets, investing in existing operations where it sees opportunities to promote growth, and leveraging its established platform to grow revenue through management and consulting contracts. We will continue to evaluate opportunities to further diversify our portfolio, maximize profits from existing operations, incorporate business intelligence, efficiently allocate capital and strategically hire skilled and experienced individuals for key positions.

Table of Contents	23	Financial Statement Index

Additionally, we have invested in a unified operating strategy, rebranding assets away from Predecessor’s “Terrible’s” trade name and repositioning them back to the name each local community is familiar with, as well as rolling out a singular player’s club with our “A-Play” card.

REFINANCING TRANSACTIONS

On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the senior secured loans we borrowed under our credit agreement dated December 31, 2010 (the “Old Credit Facility”).  We obtained the funds used to repay the Old Credit Facility by (i) issuing $200 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”), and (ii) borrowing under our new Credit Agreement, dated May 9, 2012, which provides for a $200 million term loan (the “Initial Term Loan”), the entirety of which the lenders disbursed to us on the closing date of the Credit Agreement, and a $35 million revolving credit facility (the “Revolving Credit Facility” and, together with the Initial Term Loan, the “New Credit Facility”) which remained undrawn on the closing date of the Credit Agreement. We retained approximately $38.6 million of excess cash from the issuance of the 2018 Notes and our borrowings under the New Credit Facility after we repaid our Old Credit Facility and related expenses.

On December 13, 2013, we completed the First Amendment to the Initial Term Loan (now, the “Amended Credit Agreement”). The first amendment reduced the applicable LIBOR rate floor from 1.25% to 1.00%, and it reduced the applicable margin from 4.25% to 3.25% in the case of Eurodollar term loans and from 3.25% to 2.25% in the case of base rate term loans. In addition, the first amendment excludes holders of at least 20% of our voting equity as of the closing date of the amendment from the change of control provisions of the credit agreement, increases the threshold for a change of control from 40% to 50% of our voting equity and removes the cross-default provisions to a change of control under our outstanding existing 2018 Notes. The first amendment also added flexibility to complete asset sales and extended the reinvestment period for asset sale proceeds from 12 months to 18 months, while adding a soft call protection for the lenders whereby we must pay a 1% fee on the amount of any term loans which we reprice within the first six months of the amendment closing date.

RECENT EVENTS

On February 7, 2014, we announced that the Company and David D. Ross, our Chief Executive Officer, did not enter into an extension or renewal of his employment agreement which expired on December 31, 2013. We entered into a transition agreement which extends the term of Mr. Ross’s employment with our company through July 31, 2014, while a newly-formed committee of our board of directors conducts the search for Mr. Ross’ replacement as CEO. Also on February 7, 2014, Mr. Ross resigned his position on the board of directors.

During November 2013, management made the decision to cease the unprofitable operations of our casino property in Henderson, Nevada. On December 11, 2013, we permanently closed Henderson Casino Bowl.

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

We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2013, we had approximately $391.2 million of debt outstanding, excluding original issue discount and including approximately $191.2 million of secured debt outstanding under our Initial Term Loan.

Table of Contents	24	Financial Statement Index

Our significant amount of debt could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the instruments governing our then outstanding indebtedness;

•
increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings, including those under our New Credit Facility, are and will continue to be at variable rates of interest;

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our New Credit Facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Table of Contents	25

The agreements and instruments governing our debt contain restrictions and limitations that impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The New Credit Facility and the indenture governing the 2018 Notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

In addition, the New Credit Facility contains certain financial covenants, including a minimum interest coverage ratio covenant, a total leverage ratio covenant, a maximum capital expenditures covenant and a total secured leverage ratio covenant.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors. The terms of any future indebtedness we may incur could include more restrictive covenants. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross default provisions.  A default, if not cured or waived, would permit lenders to accelerate the maturity of the indebtedness under these agreements, terminate any funding commitments to extend future credit, require us to apply all available cash to repay the borrowings, and/or foreclose upon any collateral securing such indebtedness, including pledges of equity interests of entities owning our casino properties, which could result in the lenders owning, and controlling, the equity of certain of our casino properties. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks described above.

Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture governing the 2018 Notes do not fully prohibit us or our subsidiaries from incurring such additional indebtedness. In addition, the indenture governing the 2018 Notes allows us to issue additional notes under the indenture and will allow us to incur certain other secured indebtedness. Our New Credit Facility allows us to incur capital lease obligations and purchase money indebtedness for fixed or capital assets in an aggregate amount not to exceed $50 million (with such indebtedness being secured by the assets leased or acquired), and they allow us to incur other indebtedness in an amount not to exceed $5 million, of which only $1

Table of Contents	26

million may be secured by a lien on our property or assets. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The state of the financial markets may impact our ability to obtain sufficient financing and credit in the future.

In addition to earnings and cash flows from operations, we may rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. Over the past several years, financial markets and banking systems experienced disruption which had a dramatic impact on the availability and cost of capital and credit. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets over the long term. Therefore, we have no assurance that such steps will facilitate us being able to obtain financing or access the capital markets for future debt or refinancing opportunities in a timely manner, or on acceptable terms, or at all. If we are unable to borrow funds, we may be unable to make the capital expenditures necessary for us to compete with other casino operators or take advantage of new business opportunities. As a result, the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.

RISKS RELATED TO INVESTING IN OUR EQUITY

There may not be a viable public market for our common stock.

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

On December 31, 2010, our Board of Directors reserved 5% of our Common Units, on a fully diluted basis, for issuance as grants of equity, restricted equity, options, or similar equity awards in connection with a management and director equity incentive program. The Compensation Committee approved, and we adopted, the Affinity Gaming 2011 Long-Term Incentive Plan (the “2011 LTIP”) on March 30, 2011. On December 20, 2012, pursuant to the Conversion, we converted from a Nevada limited liability company into a Nevada corporation. As a result, among other things, all of the outstanding membership interests of Affinity Gaming, LLC held by its members were converted into common shares of Affinity Gaming on a one-to-one basis. The issuance of shares of reserved common stock or of shares of common stock underlying exercised options will dilute the percentage ownership of any holders of shares of our common stock. At December 31, 2013, 243,262 shares of restricted common stock and options to purchase 348,399 shares of our common stock remain outstanding under the 2011 LTIP.

RISKS RELATED TO OUR BUSINESS

The failure to maintain a regular schedule of capital improvements, whether that includes expansion or renovation projects, could put us at a competitive disadvantage.

Our casino and casino/hotel properties have an ongoing need for renovations and other capital improvements, including the occasional replacement of furniture, fixtures and equipment, to remain competitive. Applicable laws and regulations may also require us to make capital expenditures.

Table of Contents	27

Renovations and other capital improvements of the casino properties usually generate little or no cash flow while work is underway, but they require large capital expenditures. We may not be able to fund such projects solely from cash provided from operating activities; therefore, we may have to rely upon the availability of debt or equity financing for project funding. Project funding will be limited if we cannot obtain satisfactory debt or equity financing, which will depend upon market conditions, among other factors. We cannot provide assurance that we will be able to obtain debt or equity financing for project funding on favorable terms.

Other factors, such as when the bankruptcy of Predecessor delayed or canceled many capital improvement projects, creating deferred capital expenditure needs which we may not be able to fully address. Addressing the deferred capital needs may adversely affect our ability to complete renovations and other capital improvements at our casino and casino/hotel properties. Our failure to maintain a regular schedule of capital improvements, whether the failure is caused by lack of financing or by other factors, may put us at a competitive disadvantage which would have an adverse effect on our results of operations.

Our operations may be adversely impacted by increases in energy prices.

The casino properties use significant amounts of electricity, natural gas and other forms of energy. Although no energy shortages have been experienced, any such occurrences or other events which cause energy price increases in the geographic areas in which we operate could result in a decline in the disposable incomes of potential customers and a corresponding decrease in visitation and spending at our casino operations, which could negatively impact revenue.

Any increase in the price of gasoline may have an adverse impact on the results of our operations.

Most of our customers drive themselves to our properties; therefore, an increase in gasoline prices may adversely affect our customers’ discretionary income and, ultimately, our revenue. In recent years, gasoline prices have increased at times, and we cannot assure you that gasoline prices will hold steady or decline.

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

We evaluate all litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. Our assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by its current assessments and estimates. As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

Acquisitions, new venture investments and divestitures may not be successful.

As part of our strategy, we may seek to increase growth through strategic acquisitions and any such acquisition may be significant. Not only is the identification of good acquisition candidates difficult and competitive, but these transactions also involve numerous risks, including the inability to:

•	successfully integrate acquired companies, properties, systems or personnel into our existing business;

•	minimize any potential interruption to our ongoing business;

Table of Contents	28

•	successfully enter markets in which we may have limited or no prior experience;

•	achieve expected synergies and obtain the desired financial or strategic benefits from acquisitions;

•	retain key relationships with employees, customers, partners and suppliers of acquired companies; and

•	maintain uniform standards, controls, procedures and policies throughout acquired companies.

Companies, businesses or operations acquired or joint ventures created may not be profitable, may not achieve revenue levels and profitability which justify the investments made or they may carry other risks associated with such transactions. For example, in connection with our acquisition of the land and buildings of the three Black Hawk Casinos on February 29, 2012, we simultaneously leased the casinos back to Golden Gaming through October 31, 2012, earning lease revenue while we waited for approval of our Colorado gaming licenses. We began operating the Black Hawk Casinos on November 1, 2012, after obtaining our Colorado gaming licenses.

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

We may also decide to divest certain assets, businesses or brands which do not meet our strategic objectives or growth targets, such as with the Truckee Disposition, which closed on February 1, 2013. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability, either as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities which are not assumed by the acquirer which may negatively impact profitability subsequent to any divestiture. We may also be required to recognize impairment charges as the result of a divesture.

Any potential future acquisitions, new ventures or divestitures may divert the attention of management and may divert resources from matters which are core or critical to the business.

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

Although we have no reason to believe that we will become subject to liabilities of Predecessor which are not provided for in the Bankruptcy Plan, if we should become subject to such liabilities, it could materially adversely affect our business, financial condition and results of operations.

Table of Contents	29

The inability of the applicable parties under our recent acquisition and sale agreements to fulfill their indemnification obligations could affect our results of operations and financial position.

On February 27, 2012, we sold our casino in Searchlight, Nevada, and the portion of our slot route operations relating solely to the Terrible Herbst convenience stores to JETT Gaming, LLC, a Las Vegas based slot route operator. On February 29, 2012, we sold the remainder of our slot route operations, as well as our two Pahrump, Nevada casinos, to Golden Gaming, LLC (formerly known as Golden Gaming, Inc), a Las Vegas based casino, tavern and slot route operator. In addition, as part of the transaction with Golden Gaming, we acquired the land and buildings of the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all located in Black Hawk, Colorado. On February 1, 2013, we completed the sale of the Sands Regency, Gold Ranch and the Dayton Casino to Truckee Gaming. In connection with the applicable acquisition and sale agreements, we, Golden Gaming and Truckee Gaming agreed to retain responsibility for and indemnify the purchasing party against damages resulting from certain third-party claims or other liabilities, such as workers’ compensation liabilities and certain environmental liabilities. Our indemnification obligations with respect to breaches of our representations and warranties in the agreements related to the sale of our slot route and Pahrump, Nevada casinos and our Sands Regency, Gold Ranch and Dayton Casino will, in each case, terminate upon expiration of the applicable indemnification period, are generally subject to deductible amounts and will not cover damages in excess of applicable coverage limits. The indemnification obligations of Golden Gaming with respect to breaches of its representations and warranties in the agreement related to the sale of its Black Hawk, Colorado casinos will terminate upon expiration of the applicable indemnification period, are also generally subject to deductible amounts and will not cover damages in excess of applicable coverage limits. If claimants successfully assert, either before or after the expiration of the applicable indemnification period, that we are liable for claims and/or retained liabilities that arise under the relevant acquisition and sale agreements, or if Golden Gaming or Truckee Gaming fails to satisfy their indemnification obligations to us with respect to claims and/or retained liabilities covered by the relevant acquisition agreements, it could have an adverse effect on our results of operations and financial position.

Several provisions of Nevada corporate law, our articles of incorporation, our bylaws and our shareholder rights plan could discourage, delay or prevent a merger or acquisition, even in situations that may be viewed as desirable by our shareholders.

The Nevada Revised Statutes, our articles of incorporation and our bylaws contain provisions which may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions include (i) authorizing our Board of Directors to issue "blank check" preferred stock having superior rights without shareholder approval, (ii) advance notice requirements for shareholder proposals and nominations, (iii) limitations on the ability of shareholders to amend, alter or repeal our bylaws, (iv) prohibiting us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain requirements are met, and (v) requiring disinterested stockholder approval for certain “controlling interest” acquisitions."

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

Z Capital Partners LLC (“Z Capital), our largest shareholder, filed a motion on April 9, 2013 for a preliminary injunction which would enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity and its Board of Directors from

Table of Contents	30

enforcing the Rights Agreement, while denying the remainder of the motion. We filed an appeal of the District Court's decision to the Nevada Supreme Court, which appeal is pending. The Rights Agreement would again become effective if we prevail in our appeal.

Our future financial results will be affected by the adoption of fresh-start reporting and may not reflect historical trends.

We were formed to acquire substantially all of the assets of the Predecessor as a result of Predecessor’s bankruptcy. As of December 31, 2010, we became a new reporting entity and adopted fresh-start accounting. Under fresh-start accounting, we adjusted Predecessor's assets and liabilities to measured value, and recognized certain assets and liabilities not previously recognized in Predecessor's financial statements. Accordingly, our financial condition and results of operations from and after January 1, 2011 may not be comparable to the financial condition and results of operations reflected in Predecessor's historical consolidated financial statements, including those presented herein.

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

Our operations, and the gaming industry as a whole, have been adversely affected by the global financial crisis. If general economic conditions do not improve, our results of operations may continue to be adversely impacted.

The gaming industry as a whole is currently experiencing reduced demand. The demand for gaming is highly sensitive to consumers' disposable incomes, and a general decline in economic conditions, including businesses downsizing their workforces for various reasons, the 2013 repeal of the payroll tax reductions, and the increased cost of health insurance as a result of the Affordable Care act may lead to our potential customers having less discretionary income with which to wager. Many of our customers have also experienced prolonged impact from persistently high unemployment rates and reduced housing values. The State of Nevada, one of our primary markets, has been among the highest in the nation in terms of the unemployment rate and has seen among the largest real estate declines for several years. These developments have led, and are likely to continue to lead, to a reduction in revenue and have materially adversely affected the operating results of our properties. Continuation of these trends and further reductions in discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset additional declines in revenue.

A write-off of all or a part of our identifiable intangible assets or goodwill would hurt our operating results and reduce our net worth.

Under generally accepted accounting principles, we review our identifiable intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate their carrying value may not be recoverable. Factors which may be considered a change in circumstances, indicating that the carrying value of our goodwill or other identifiable intangible assets may not be recoverable, include a sustained decline in the value of shares of our common stock, reduced future cash flow estimates, a disposal of a portion of our business and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other identifiable intangible assets is determined, negatively impacting our results of operations and stockholders’ equity.

As of December 31, 2013, we had approximately $129.0 million of total identifiable intangible assets, as well as $68.5 million of goodwill, which represented approximately 11% of our total assets. We amortize definite-lived intangible assets such as customer loyalty programs based on estimated useful lives. We do not amortize indefinite-lived intangible assets, such as gaming license rights in jurisdictions where a limited number of licenses are issued. As of December 31, 2013, definite-lived intangible assets totaled $9.1 million and indefinite-lived intangible assets totaled $119.9 million.

Table of Contents	31

Because valuation methodologies used in impairment testing include forecast information and assumptions about future performance, the likelihood and severity of an impairment charge increases during periods of market volatility, such as the one which recently occurred as a result of the general weakening of the global economy. If we are unable to retain our existing customers, or if average customer spending or customer traffic decreases, we may incur future impairment charges. In the event we identify an impairment of indefinite lived intangible assets or goodwill, we would record a charge to earnings. Although it would not affect our cash flow, a write-off in future periods of all or a part of our intangible assets could adversely affect our business, financial condition and results of operations.

We face intense competition from other gaming operations and Internet gaming, and may experience a loss of market share.

The gaming industry is highly competitive. We compete for gaming customers with other locals-oriented casino-hotels, other casinos located in the vicinity of these properties, as well as competition from new forms of gaming which exist or may be legalized in the future, including Internet gaming. Our casino operations face competitors that include land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations, and racing and pari-mutuel operations.

Southern California provides the largest number of customers for the Primm Casinos, including a large number of customers who drive to Las Vegas from the San Bernardino and Barstow metropolitan areas. The expansion of Native American casinos in California, Oregon and Washington continues to have an impact on casino revenue in Nevada in general, and such impact may be significant on the markets in which the Rail City and our Primm casinos operate.

In March 2014, ballot initiative petitions were introduced in Colorado which, should they survive legal challenges and a rigorous certification process, would allow the state’s voters to decide in November 2014 whether amend the Colorado state constitution to allow video lottery terminals (“VLTs”) at exclusive locations which include an existing racetrack in Arapahoe County and race tracks to be constructed in Pueblo and Mesa counties, and whether to allow expanded gaming, including table games, at those facilities. In each case, the number of VLTs in the facility would be at least 2,500, and use of the VLT’s would commence no later than November 1, 2015. Arapahoe, Pueblo and Mesa counties are each suburbs of Denver, the key feeder market for the Black Hawk/Central City gaming market.

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

Additionally, as a result of the United States Justice Department's December 2011 opinion concerning the applicability of the Wire Act to Internet gaming, certain states, including Nevada, have moved forward with legislation to authorize various forms of intrastate Internet gaming. Nevada’s current Internet gaming laws permit Nevada-licensed Internet providers to commence Internet poker, and they allow the State to enter into agreements with other states to create multi-state poker wagering, and in February 2014, Delaware and Nevada entered into the first such agreement. Many of our competitors in the Nevada market have greater financial resources than we do and have already applied for, or been approved for, interactive gaming licenses in Nevada to provide online poker services. Our ability to compete in a marketplace containing multiple virtual casino platforms will depend on our ability to effectively market future Internet gaming products to our customers in face of stiff competition as well as the availability of Internet gaming in jurisdictions in which we operate casinos. We may not have the expertise or the financial resources which our competitors have with regard to interactive gaming via the Internet. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas as well as the threat from new, emerging markets. With Internet gaming, our land based casinos will also potentially be competing in virtual markets that may not be constrained by geographical limitations. Increases in the popularity of, and competition from, interactive gaming services could negatively impact our results of operations and financial condition.

Table of Contents	32

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

Our success is substantially dependent upon the efforts and skills of our senior executives: David D. Ross, our Chief Executive Officer; Donna Lehmann, our Senior Vice President, Chief Financial Officer and Treasurer; and Marc. H. Rubinstein, our Senior Vice President, General Counsel and Secretary. On February 7, 2014, we entered into an agreement with David D. Ross, our Chief Executive Officer, which extends the term of Mr. Ross’s employment with our company through July 31, 2014, while a newly-formed committee of our board of directors conducts the search for Mr. Ross’ replacement as CEO. We have also executed amendments to Ms. Lehmann’s and Mr. Rubinstein’s employment agreements which extend their employment with our company through mid-February 2015.

The loss of the services rendered by any of these senior executives could adversely affect our operations. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. A failure to hire a quality Chief Executive Officer and other quality employees could have a material adverse effect on our business, financial condition and results of operations.

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

For example, we recently experienced unauthorized intrusions into the systems which process customer credit cards and debit cards at our hotels, food and beverage outlets, retail outlets and gas outlets (“retail systems”). With respect to the retail systems, an unknown person placed malware into them, which resulted in a compromise of credit card and debit card data. Although we have removed the malware and we believe we have secured our systems to protect our customers’ payment transactions, we cannot provide absolute assurance that we can prevent all future breach attempts.

We maintain an insurance policy which provides provides certain coverage, subject to a $250,000 deductible, for information system breaches; however, we cannot provide absolute assurance that the coverage will be sufficient to cover all claims arising from the recent breach of our systems, including any assessments imposed by the payment card industry. Also, we have provided notice to our customers and to various attorneys general as required by law, but we cannot provide absolute assurance that our notices were adequate or that additional claims or penalties will not ensue.

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

Table of Contents	33

license for any cause deemed reasonable by the respective licensing agency. They may also levy substantial fines against us or our subsidiaries or the entities or individuals involved in violating any gaming laws or regulations. The violation of any such state and local regulations could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, Lakeside Iowa's excursion gambling boat license was approved for renewal at a March 6, 2014 meeting of the Iowa Racing and Gaming Commission. This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period. The Class A and Class B licenses in Missouri were renewed for a four-year term in January 2013. The Black Hawk Casinos were granted retail operator's licenses in October 2013 for two-year terms.

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

Our operations are subject to numerous laws and regulations resulting from our diverse operating activities

We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws, regulations and permits that govern the serving of alcoholic beverages and the smoking of tobacco products. Any changes to these laws could have a material adverse effect on our business, financial condition and results of operations.

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

State gaming laws and regulations may require holders of our debt or equity securities to undergo a suitability investigation, which may result in redemption of their securities.

Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability. Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity’s securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

•	pays that person any dividend or interest upon the securities;

•	allows that person to exercise, directly or indirectly, any voting ownership right conferred through securities held by that person;

Table of Contents	34

•	pays remuneration in any form to that person for services rendered or otherwise; or

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

Changes in the control of Affinity Gaming through merger, consolidation, equity or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control, may not occur without the approval of the Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission. The Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission may also require the equity holders, officers, directors and other persons having a material relationship or involvement with the entity acquiring control to be investigated and licensed as part of the approval process relating to the transaction.

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

Under Missouri law, institutional and passive investors that do not take an active role in management and own less than a 20% ownership interest and more than a 5% ownership interest in the Company may either file for a key person license or seek a waiver of licensure. However, a passive investor owning more than a 5% ownership interest in the Company that desires to take an active role in the management or operations of the Company, or any investor that owns more than a 20% ownership interest in the Company, will be required to file an application for key person licensure. In addition, any investor wishing to acquire more than a 25% ownership interest in the Company will be required to apply for approval of the acquisition as a change in control; failure to obtain such approval before a change in control may result in immediate and automatic loss of the license to conduct gaming. If the investor is not found suitable, the investor will be required to divest its interest in the Company. In addition, we will be required to provide the Missouri Gaming Commission with prior notice if we intend to transfer, issue, grant a security interest in, or pledge 5% or more of our equity.

Table of Contents	35

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

Although, not permitted at casino locations in Colorado, smoking is currently permitted at casino locations in Nevada, Missouri, and Iowa. From time to time, bills which would restrict or ban smoking in casinos are introduced in state legislatures and in city/town councils. For example, a proposed ordinance will be submitted to the voters of the City of St. Joseph, Missouri on April 8, 2014, which would amend the local health and sanitation code to provide smoke-free indoor workplaces and public places. The ordinance as drafted includes an exemption allowing smoking in casino gaming areas, which exemption would include the casino at the St. Jo Frontier and would remain in place unless and until smoking in casino areas is prohibited in all non-Native American casinos located in the Missouri and Kansas counties of the Greater Kansas City area. We cannot determine the manner, nature or likelihood of changes in the current laws relating to smoking in public places or the effect of regulations regarding secondhand smoke. New anti-smoking laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

Table of Contents	36

Changes to applicable tax laws could have a material adverse effect on our financial condition.

We expect to pay substantial taxes and fees in connection with our operations as a gaming company. From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of those laws affecting the gaming industry. For example, in 2011, legislation was introduced in Iowa to increase the gross gaming revenue tax in that state from 22% to 36%. In 2012, the Colorado Limited Gaming Control Commission voted to reduce the gross gaming revenue tax in that state from 20% to 19%, causing the Governor of Colorado to replace the commissioners; the replacement commissioners reinstated the tax at 20%. In 2014, Nevada voters will be asked to vote on a referendum to impose a 2% gross margins tax on all businesses, including casinos. It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws. If adopted, changes to applicable tax laws could have a material adverse effect on our business, financial condition and results of operations. Due to the continued pressures on the state legislatures to address shortfalls in their budgets associated with the global financial crisis, there may be more support to look to increased taxation which could affect all of our gaming properties directly, or indirectly by taxing our customers. Any increase in taxes would have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. For example, we recently completed construction of and opened a new travel center at Whiskey Pete’s in Primm, Nevada. In connection with the construction, we encountered contaminated soil requiring remediation. Much of the contamination resulted from a gas station operated more than 30 years ago, and from abandoned underground fuel lines. From the beginning of construction through December 31, 2013, we have incurred approximately $3.7 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million, and we received $1 million from our insurer as of December 31, 2013. We have made a demand for further reimbursement from our insurer and are attempting to negotiate with them regarding such demand as well as future reimbursement requests; however, we cannot predict the likelihood or amount of future recovery.

Table of Contents	37

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

Adverse winter weather conditions in Colorado, the Midwest, the Sierra Nevada Mountains and Reno-Lake Tahoe area have and could continue to have a material adverse effect on the results of operations and financial condition of our casinos, which could lead to an adverse impact on our results of operation and financial condition.

Adverse winter weather conditions, particularly snowfall, can deter customers of Rail City, the Midwest casinos and Colorado casinos from traveling or make it difficult for them to frequent our facilities. If these locations were to experience prolonged adverse winter weather conditions, the results of operations and financial condition of these casinos could also be materially adversely affected, thereby adversely affecting our overall results of operations and financial condition. We experienced severe weather conditions in the winter of 2013 which continued through first quarter 2014. The prolonged snowfall and record low temperatures negatively impacted visitation and results of operations at our facilities. Continued adverse weather may have a greater negative effect on our operations.

Riverboats and dockside facilities are subject to risks relating to weather and must comply with applicable regulations.

We own and operate riverboat and dockside casino facilities, which are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, extended or extraordinary maintenance, flood or other severe weather. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations. We experienced a flood at our St. Joseph, Missouri riverboat which resulted in the facility being closed for nearly all of the third quarter of 2011. Additionally, we have experienced road closures related to flooding that have restricted access to our riverboats at intermittent periods. The riverboats are subject to inspection every year and were inspected in November 2013 in Missouri. Our only vessel is the boat located in Lakeside, Iowa, and this boat had its turbines removed in late 2008, as riverboats in Iowa are no longer required to cruise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal properties consist of the following:

NEVADA

Corporate Office

We lease our corporate office space from an unrelated third party. The five-year lease commenced on May 1, 2012.

Silver Sevens

We own the ten-acre site in Las Vegas on which Silver Sevens is located.

Table of Contents	38

Henderson Casino

We closed Henderson Casino Bowl on December 11, 2013, providing the landlord with an immaterial amount of the casino’s fixed assets in settlement of the lease which was scheduled to end on February 9, 2014. We have reached an agreement to sell the 0.8-acre lot we own, which is adjacent to the Henderson Casino, to the third party which currently pays us rent for a cell tower it owns on our lot. We expect the agreement to close in the first quarter of 2014.

Rail City

We own the land and building on which Rail City is located in Sparks, Nevada. The Rail City Casino sits on approximately 7.5 acres.

Buffalo Bill's, Whiskey Pete's and Primm Valley

We lease approximately 170 acres of land on which Buffalo Bill's, Whiskey Pete's and Primm Valley are located in Primm, Nevada. The lease ends on June 30, 2043, with an option to renew the lease for one additional 25-year term. An independent third party leases and manages two 18-hole Tom Fazio golf courses with a full-service restaurant and club house adjacent to our properties. Another third party leases and manages a retail outlet mall adjacent to the Primm Valley Resort. Additionally, we own approximately 16 acres of land adjacent to the leased parcels.

MIDWEST

St Jo

We own a total of 72 acres of land in St. Joseph, Missouri. We also own the building and improvements on the developed portion of this land where certain facilities of St Jo are located.

Mark Twain

We own a total of 122 acres of land in LaGrange, Missouri. We also own the building and improvements on the developed portion of this land where certain facilities of Mark Twain are located. We lease a very small parcel of land adjacent to the property from the city of LaGrange.

Lakeside Iowa

We own a total of 121 acres of land in Osceola, Iowa, which includes the land on which certain facilities of Lakeside Iowa are located, including the hotel, convention facilities, and RV park. We lease the use of West Lake and certain real estate surrounding West Lake from the City of Osceola, Iowa and its water works board. The lease expires on May 19, 2014. We have an option to extend this lease for seven additional successive terms of five years each. We lease 11 acres of the land we own adjacent to our facility, to Pilot for operation of a Pilot branded truck stop and gas station.

COLORADO

Golden Mardi Gras, Golden Gates and Golden Gulch Casinos

We own approximately 1.5 acres in Black Hawk, Colorado on which the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all in close proximity to one another—operate. We also own 1.9 acres of land adjacent to the properties which contain a parking structure and surface parking lot.

Table of Contents	39

ITEM 3.	LEGAL PROCEEDINGS

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

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Resort & Casino (“Lakeside Iowa”) in Osceola, Iowa, filed an action in Iowa state court against Affinity Gaming and Lakeside Iowa, seeking a declaratory judgment that the management contract between CCDC and Lakeside Iowa is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside Iowa, Affinity Gaming and the Iowa Racing & Gaming Commission (“IRGC”)  in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved the Predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside Iowa, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent.  On July 29, 2013, two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action is based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  The mediation resulted in a written memorandum of understanding (“MOU”) pursuant to which the state court petition and federal court action were to be dismissed upon Lakeside Iowa’s payments of $600,000 to CCDC and $2.5 million to an account controlled by the Clarke County Reservoir Commission; Lakeside Iowa was to incrementally reduce to zero over a period of ten years a 0.5% capital improvement set-off against the 2.5% of adjusted gross revenue (“AGR”) the casino pays to CCDC and its local government affiliates; and, for a period of five years, CCDC would not unreasonably withhold its consent to the assignment of the management agreement to a third party, provided the assignee agrees to immediately eliminate the capital improvement set-off and to pay the greater of 3% or the state maximum percentage of AGR.  However, subsequent to the mediation, when the parties exchanged drafts of the formal written settlement agreement contemplated by the MOU, it became apparent that a meeting of the minds regarding settlement had not occurred, as CCDC took the position that any assignee of the management agreement would have to increase its percentage of AGR payment by 1.5%, rather than the 0.5% to which we believed we had agreed.  Because CCDC has only recently filed its action to enforce the alleged settlement agreement and discovery in the case is just beginning, an evaluation of the likelihood of an unfavorable outcome cannot be made; however, we estimate the potential loss to be the $3.1 million in payments set forth in the MOU.

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

Table of Contents	40

other gaming company filed in District Court a petition for judicial review of the Nevada Tax Commission decision. As a result of the regulation adopted in 2012, we began accruing sales and use tax representing the amount that would become payable to the Nevada Department of Taxation if the regulation was not repealed. In June 2013, substantially all the gaming companies in Nevada, including certain of our subsidiaries, entered into a settlement agreement with the Nevada Tax Commission which effectively provided, among other things, that the complimentary meals furnished to customers and employees would neither be subject to sales and use tax retroactively nor prospectively. As a result, we reversed the $1 million we had recorded and presented in accrued expense, $0.6 million of which we had accrued during the second half of 2012.

Chartwell Advisory Group, Ltd. (“Chartwell”), a professional services firm that facilitated filing refund requests with the Nevada Tax Commission for sales and use tax paid by certain casinos on the cost of complimentary meals for periods beginning in 2004, has filed a lawsuit against numerous Nevada casino operators, including one of our subsidiaries, alleging that it is owed a percentage of the tax casinos did not have to pay as a result of the 2012 regulation and related settlement agreement. Our subsidiary entered into an agreement with this firm prior to the bankruptcy whereby Chartwell would receive a percentage of any refund we received from the state of sales tax previously paid by our subsidiary. We do not believe any amounts are due to Chartwell and accordingly, have not recorded an accrual. We intend to vigorously defend the lawsuit and our subsidiary has recently filed a motion to dismiss the claims against it, which motion is pending.

We are party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions we filed. We believe that our defenses are substantial in each of these matters and that we can successfully defend our legal position without material adverse effect on our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	41

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our outstanding common stock is privately held. No established public trading market exists for our common stock, and we have no plans, proposals, arrangements or understandings with any person with regard to developing such a market for our common stock.

At December 31, 2013, 348,399 shares of our common stock were subject to options related to our share-based compensation plan. Each option is convertible into one share of our common stock upon exercise, and the holder could sell each such share of common stock pursuant to Rule 144 of the Securities Act of 1933.

HOLDERS OF COMMON STOCK

We had 62 holders of record of our common stock as of March 28, 2014.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2013
The following table presents certain information as of December 31, 2013 regarding the Affinity Gaming 2011 Long Term Incentive Plan (“2011 LTIP”). Our shareholders authorized our Board to design a plan under which the Board can issue equity awards collectively representing as many as 1,000,000 shares of our common stock to our officers, directors, employees and consultants. The Board approved such a plan, our 2011 LTIP, in March 2011. As of December 31, 2013, the Board had only issued stock options and restricted stock shares under our 2011 LTIP.

Plan category	Restricted Stock Shares Awarded and Outstanding	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under 2011 LTIP
Approved by security holders	243,262	348,399	$10.05	408,339
Not approved by security holders	—	—	$—	—

As of December 31, 2013, 304,228 options and 190,901 restricted stock shares had vested.

Table of Contents	42

ISSUER SALES OF EQUITY SECURITIES

During 2013, we did not conduct any unregistered sales of our equity securities, nor did we have any repurchase plan or program under which shares may yet be purchased.

ISSUER PURCHASES OF EQUITY SECURITIES

We neither purchased any shares of our common stock during the fourth quarter nor have we made any plans or established any programs to purchase any shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth a summary of our selected consolidated historical financial data from continuing operations as of and for the periods presented (in thousands). We derived the summary consolidated historical balance sheet data as of December 31, 2013 and 2012, and the summary historical consolidated data for results of operations for the years ended December 31, 2013, 2012 and 2011, from the audited consolidated financial statements of the Successor included elsewhere in this 2013 Form 10-K. We derived the summary consolidated historical financial and other data as of December 31, 2011 (Successor), 2010 (Successor) and 2009 (Predecessor), and for Predecessor’s years ended December 31, 2010 and 2009, from audited consolidated financial statements not included in this 2013 Form 10-K.

We adjusted certain amounts in the prior years’ financial information from the amounts originally reported in the respective Forms 10-K to account for discontinued operations.

You should read this information together with the information included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our historical consolidated financial statements and related notes included elsewhere in this 2013 Form 10-K. For a discussion of matters affecting comparability of our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.”

	Successor			Predecessor
	Year Ended December 31,
	2013	2012	2011	2010	2009
Net revenue	$390,488	$403,176	$378,587	$380,392	$395,458
Income (loss) from continuing operations	$(991)	$4,634	$7,872	$419,185	$(52,173)

	Successor				Predecessor
	December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$140,857	$126,873	$45,956	$59,781	$76,084
Total assets	643,739	651,922	603,740	589,237	884,002
Total debt, net of original issue discount	389,794	396,716	348,400	350,000	1,158,846
Stockholders’ equity (deficit)	$204,519	$207,130	$206,235	$198,033	$(388,245)

Table of Contents	43

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2013, our casino operations collectively offered approximately 283,000 square feet of gaming space with 7,691 slot machines and 134 table games, while our hotel operations offered 3,124 hotel rooms.

We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas. Under the terms of the consulting agreement, which ends on April 1, 2015, Hotspur pays us a fixed annual fee in monthly installments. In addition to the monthly installments, we are entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceed the threshold EBITDA for that year.

Seasonality

Our casinos in Northern Nevada, the Midwest and Colorado experience extreme weather conditions that interrupt our operations. Additionally, our casinos in Missouri are subject to flooding depending on the water levels of the Missouri and Mississippi Rivers. Snow and other adverse weather resulted in a significant number of days with lost or reduced business at our Midwest and Colorado properties during the winter of 2013-2014. If there is a prolonged disruption at any of our properties or if there are a disproportionate number of weekends affected by extreme weather, our results of operations and financial condition could be materially adversely affected.

Table of Contents	44

Outlook

While the economy has shown signs of improvement over the last couple of years, recent changes in federal tax rates, California state tax rates, payroll taxes, the cost of health care, and other uncertainty related to ongoing political deadlock on fiscal issues have affected our business. Many of our customers continue to face difficulties, and we expect that discretionary spending will remain at reduced levels over the near term. However, we believe that our strategy of offering value-oriented, convenient locations will support our business stabilization efforts. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty, which are critical to our success.

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

Debt and Interest Expense. As discussed in “Business—Refinancing Transactions”, on May 9, 2012, we repaid our Old Credit Facility with cash from the issuance of the 2018 Notes and from the New Credit Facility. The interest rates under the Old Credit Facility were higher than the rates under the New Credit Facility.

On December 13, 2013, we completed the First Amendment to the Credit Agreement. In addition to the other changes we noted earlier in “Business—Refinancing Transactions”, the First Amendment reduced the interest rate applicable to our Initial Term Loan, which as of December 31, 2013 was 1.25% less than prior to the First Amendment.

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

Acquisition of assets. On February 29, 2012, we acquired the land and buildings of three casinos in Black Hawk, Colorado which we leased to the previous owners until we obtained our Colorado gaming licenses. On November 1, 2012, we began operating the casinos in Black Hawk. We have included the assets and liabilities acquired on February 29, 2012 and October 31, 2012 in our consolidated financial statements based on the date acquired. We recorded rental income in our consolidated results of operations beginning March 1, 2012 pursuant to the terms of the lease agreement until such time as we obtained gaming approval and began operating the casinos on November 1, 2012.

Table of Contents	45

The following table presents supplemental pro forma financial information (in thousands) for the year ended December 31, 2012 and 2011 as if we acquired the Black Hawk Casinos as of January 1, 2011. We prepared the supplemental pro forma information for comparative purposes; it does not necessarily indicate what the actual results for the year ended December 31, 2012 would have been had we acquired the Black Hawk Casinos on January 1, 2011, nor is it indicative of any future results.

	Year Ended December 31,
	2012	2011
Net revenue	$432,400	$425,062
Operating income	54,637	48,903
Income from continuing operations, net of tax	10,358	9,434

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

Change in Income Tax Status. Effective April 1, 2011, we elected to be treated as a C-corporation for purposes of federal income tax (the “Election”). Prior to the Election, we were treated as a partnership for federal and state income tax purposes. As a partnership, our taxable income and losses were attributed to our members and, accordingly, we reflected no provision or liability for income taxes in the accompanying consolidated financial statements for periods prior to the Election. In connection with the Election, we began recording a provision for income taxes. The income tax provision for the year ended December 31, 2011 includes the establishment of deferred taxes due to the conversion from a pass-through status to corporate status.

Key Performance Indicators

We assess a variety of financial and operational performance indicators to manage our business, but the key performance indicators that we use include gross gaming revenue, promotional allowances and marketing expense, net revenue and controllable operating costs.

Key volume indicators such as slot machine win per unit per day, table games win per unit per day, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with the casino operations.  In addition to the volume indicators, we also analyze the number of patron trips and the spend per patron trip. The industry uses the term “average daily rate” (“ADR”) to define the average amount of lodging revenue per occupied room per day, and the term “occupancy percentage” to define the total percentage of rooms occupied (i.e., the number of rooms occupied divided by the total number of rooms available). We use ADR and occupancy percentage to analyze the performance of our hotel operations. Fuel and retail operations include revenue from gas stations and convenience stores which we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

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

Table of Contents	46

In our prior filings with the Securities and Exchange Commission, we reported both Segment EBITDA and Adjusted EBITDA as non-GAAP measures of profit and loss used to manage the operational performance of our segments. We recently clarified that we intended Segment EBITDA to include write offs, reserves and recoveries, while we intended Adjusted EBITDA to exclude write offs, reserves and recoveries. Management has determined that Adjusted EBITDA, as defined in the previous paragraph, is the most appropriate measure of profit and loss to use while evaluating segment performance, and that two measures are no longer necessary. Accordingly, we have reclassified certain 2012 and 2011 amounts, as well as related explanations of results, to conform to the 2013 presentation.

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

RESULTS OF OPERATIONS

Overall

The number of customers that visit our casino properties, as well as the amounts they spend while visiting, drive our financial results.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive-in traffic from feeder markets to provide visitation.  Generally, we believe that economic uncertainty has significantly impacted the gaming industry and our operating results for the periods presented. Many of our customers continue to face financial difficulty. Recent changes in federal tax rates, California state tax rates, payroll taxes, the cost of health care, and other uncertainty related to ongoing political deadlock on fiscal issues have affected our business. Additionally, we experienced unusually inclement weather in the Midwest and Colorado.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenue from continuing operations decreased $12.7 million, or 3.1%. Net revenue from Nevada operations declined $31.7 million, while net revenue from the Midwest declined $5.6 million. The revenue declines in Nevada and the Midwest were partially offset by the increase in net revenue from the Colorado casinos of $24.6 million, which we did not operate until November 1, 2012.

Nevada net revenue declines were primarily attributable to a $16.0 million decline in fuel and retail revenue included in our Primm operating results. We completed the new travel center at our Whiskey Pete's Hotel & Casino during the third quarter, and we entered into an equipment lease agreement with Pilot Flying J under which they operate the diesel fuel sales and a maintenance station for commercial vehicles. We receive lease income based on gallons of diesel fuel sold and maintenance services rendered at the station. The lease agreement results in lower revenue and expense but comparable profit for our fuel and retail operations. Casino revenue declined $10.3 million, or 6.7%, against prior year, while hotel, food and beverage and other revenue, net of promotional allowances, declined $5.4 million, or 15.4%, against prior year, accounting for the rest of the decline. The declines in casino, hotel, food and beverage and other revenue were primarily driven by the declines in visitation and occupancy as we continue to compete in an intense promotional environment at all of our Nevada properties, with prolonged pressure on discretionary consumer spending. Additionally, Primm saw significant revenue declines due to the loss of a large block of hotel business occupying rooms while working on a nearby construction project. The construction project was completed in early 2013. Midwest net revenue declines were primarily attributable to continued struggles with the weak economic conditions and reduced discretionary income experienced by our customers.

Adjusted EBITDA from continuing operations decreased $7.8 million, or 11.0%. Excluding corporate expense, Adjusted EBITDA from property operations decreased by $7.4 million, or 9.0%; declines in Nevada operations of $4.2 million, or 12.7%, and in Midwest operations of $3.8 million, or 9.3%, were partially offset by a $0.6 million increase from operations in Colorado over the prior year amount which included lease revenue we received from the former operator of the Colorado casinos. The Nevada and Midwest segment’s EBITDA declines were attributable to the revenue declines affecting each of their respective regions. Excluding share-based compensation expense, corporate expense increased $0.4 million, primarily related to expense incurred for activities which we consider incremental to our regular operations. We incurred approximately $1.1 million of such non-recurring expense during the year ended December 31, 2013.

Table of Contents	47

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenue from continuing operations increased $24.6 million, or 6.5%. Our property in St. Joseph, Missouri was closed for all but two days during the third quarter 2011 due to flooding. As a result, our 2011 revenue does not include revenue from St Jo for that quarter and isn’t directly comparable. During the fourth quarter of 2011, we collected business interruption insurance proceeds, which we consider a proxy for EBITDA lost during the closure period. We used the underlying revenue assumptions and the proceeds from the business interruption claim to calculate the variances discussed here.

Adjusted for the effect of the St Jo closure, net revenue for the year ended December 31, 2012 increased $12.4 million, or 3.2%. The addition of Colorado accounted for $12.7 million of the net revenue improvement. We recorded rental income from the Black Hawk Casinos during the lease period which began on March 1, 2012 and ended on October 31, 2012 after we obtained our gaming license; we began operating the properties on November 1, 2012. Excluding the increase in net revenue attributable to Colorado, net revenue at our legacy properties declined $0.3 million or 0.1%, which is attributable to the outsourcing of fuel operations in Iowa.

Adjusted EBITDA from continuing operations, adjusted for the effect of the St Jo closure, increased $9 million, or 14.6%. Excluding the increase in EBITDA attributable to Colorado, Adjusted EBITDA at our legacy properties increased by $1.3 million, or 2.1%. Despite continued economic weakness, we were able to improve Adjusted EBITDA overall with continued efficiency programs to manage both marketing and operating expense.

Reportable Segment Results

The following table presents financial information by reportable segment and by corporate and other (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross Revenue
Nevada	267,826	301,971	296,903
Midwest	134,249	140,035	130,709
Colorado	43,505	14,355	—
Total gross revenue from segments	445,580	456,361	427,612

Adjusted EBITDA
Nevada	28,609	32,784	31,812
Midwest	37,041	40,820	37,204
Colorado	8,322	7,718	—
Corporate and other	(11,064)	(10,651)	(10,521)
Total Adjusted EBITDA	62,908	70,671	58,495

Table of Contents	48

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Year Ended December 31, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Loss on Impairment of Assets	Operating Income from Continuing Operations
Nevada	28,609	(14,729)	—	(3,125)	(165)	10,590
Midwest	37,041	(7,023)	—	(3,100)	—	26,918
Colorado	8,322	(5,058)	—	—	—	3,264
Corporate and other	(11,064)	(999)	(1,169)	1,459	—	(11,773)
Continuing operations	62,908	(27,809)	(1,169)	(4,766)	(165)	28,999

	Year Ended December 31, 2012
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	32,784	(14,150)	—	—	—	18,634
Midwest	40,820	(6,663)	—	—	78	34,235
Colorado	7,718	(2,042)	—	—	—	5,676
Corporate and other	(10,651)	(411)	(2,075)	(421)	707	(12,851)
Continuing operations	70,671	(23,266)	(2,075)	(421)	785	45,694

	Year Ended December 31, 2011
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	31,812	(14,100)	—	—	17,712
Midwest	37,204	(6,542)	—	3,259	33,921
Colorado	—	—	—	—	—
Corporate and other	(10,521)	(527)	(1,680)	3,129	(9,599)
Continuing operations	58,495	(21,169)	(1,680)	6,388	42,034

Nevada. Nevada casino operations include Rail City, Silver Sevens, Whiskey Pete’s, Buffalo Bill’s and Primm Valley. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for 60%, 66% and 69% of our gross revenue from continuing operations during the years ended December 31, 2013, 2012 and 2011, respectively.

Table of Contents	49

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Gross revenue from our Nevada segment declined $34.1 million, or 11.3%, led by the decline of $16.0 million in fuel and retail revenue at Whiskey Pete’s. The decline in fuel and retail revenue results from the new leasing agreement related to diesel fuel and the maintenance station as described earlier. Despite the revenue decline, the Adjusted EBITDA contribution from fuel and retail operations remained essentially comparable to the prior year. Casino revenue decreased $10.3 million, or 6.7%, primarily due to declines in visitation and slot revenue at our Primm casinos. We experienced declines in unrated, or “transient”, play and declines in rated play which we attribute to macroeconomic factors which impact discretionary income and the gaming budgets of our customers. Additionally, we continue to see intense competition in the Las Vegas locals market. Our Nevada casinos cater to locals and drive-in traffic, including Las Vegas visitors who typically visit our casinos for an experience which they consider a value in comparison to the Las Vegas Strip. During periods of intense promotion in the Las Vegas market, we experience declines in visitation at Primm and Silver Sevens as customers take advantage of values offered by higher-end Las Vegas properties with which we compete. Declines in occupancy, primarily at Primm, drove a decrease in lodging revenue of $3.4 million, or 12.6%.  Food and beverage revenue also decreased $2.8 million, or 8.2%, as a result of the decreased occupancy and visitation. Other revenue declined $1.6 million, or 12.3%, due to reduced revenue from entertainment offerings at Primm.

Nevada Adjusted EBITDA decreased $4.2 million, or 12.7%. The Adjusted EBITDA contribution from casino operations declined by $4.4 million, or 7.9%, as a result of the factors discussed above which lead to a decline in the number of trips and spend per trip by our patrons. The Adjusted EBITDA contribution from lodging operations decreased $2.8 million, or 28.1%, primarily due to reduced occupancy at Primm. The loss of a significant group which contributed to Primm’s 2012 occupancy, coupled with the intense competition for the value-driven Las Vegas tourist, contributed to the occupancy decline. The contributions to Adjusted EBITDA from food and beverage operations and fuel and retail operations did not show significant fluctuation. Additional cost reductions, including payroll efficiencies, resulted in general and administrative expense reductions of $2.7 million, or 5.6%.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Gross revenue increased $5.1 million, or 1.7%. Growth in both ADR and occupancy at our Primm Casinos drove an increase in lodging revenue of $3.6 million, or 15.5%. We implemented effective yield-management programs to improve top-line revenue and continued to market the newly renovated Primm Valley resort. In addition to the improvements in lodging revenue, we saw fuel and retail revenue increase $1.6 million, or 2.2%, mainly due to increases in the retail price of gasoline.  Food and beverage revenue increased $2.4 million, or 7.6%, driven primarily by operation of the Primm Valley buffet. Casino revenue increased $1.0 million, or 0.7%, as we continued to refine our marketing and customer reinvestment programs in a highly competitive promotional market. Other revenue declined $3.6 million, or 21.2%, as a result of the transition of golf operations at Primm to a third-party operator, which occurred in September 2011.

Nevada Adjusted EBITDA increased $1.0 million, or 3.1%. An increase in occupancy and ADR increased Adjusted EBITDA from lodging operations by $3.4 million, or 50.6%, while an increase in the retail price of fuel caused Adjusted EBITDA from fuel and retail operations to increase $1.3 million, or 14.8%.  The Adjusted EBITDA from casino operations decreased $2.2 million, or 3.7%, which was attributable to the highly-competitive promotional market in Nevada.  Competition for local customers, seen through marketing and promotional offers, was intense. Adjusted EBITDA from food and beverage operations decreased $0.8 million, or 68.0%, directly related to the operation of the buffet at Primm Valley.  Adjusted EBITDA from other operations decreased $0.6 million, or 12.5%, because we transitioned golf operations at Primm to a third-party operator.  General and administrative expense remained flat, and we maintained general and administrative expense reduction plans, including payroll efficiencies and related benefit expense reductions resulting from consolidation of positions and natural attrition which we had implemented throughout the Nevada region.

Midwest. Midwest operations include the St Jo Frontier Casino in Missouri, the Mark Twain Casino in Missouri and the Lakeside Casino Resort in Iowa. Midwest casino operations accounted for approximately 30% of our gross revenue from continuing operations during all periods presented.

Table of Contents	50

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Gross revenue from our Midwest segment decreased $5.8 million, or 4.1%, almost entirely in the casino division. Revenue from our Midwest segment declined due to the slow economic recovery and the adverse effect it has had on our customers’ discretionary spending. During 2013, we saw a decline in the number of admissions at each of our properties and a consistent spend per trip. We primarily attribute the decline in admissions to fewer unrated, or transient, customers visiting our properties. Gross revenue from hotel operations at our Lakeside property, and food and beverage operations across all three properties, remained relatively flat compared to 2012.

The decline in revenue from unrated slot play was almost entirely responsible for the decrease of $3.8 million, or 9.3%, in Midwest Adjusted EBITDA. An increase in general and administrative expense totaling $0.6 million, primarily due to increased marketing efforts targeting new or transient customers, also contributed to the decline. Modest increases in the Adjusted EBITDA contributions from food and beverage operations (approximately $0.4 million) and from lodging operations (approximately $0.3 million) partially offset the decreased contribution from casino operations and the increase in general and administrative expense.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Gross revenue for our Midwest casinos increased $9.3 million, or 7.1%. Adjusted to account for the estimated effect of the St Jo closure, Midwest revenue declined approximately $2.7 million, or 1.9%. Casino revenue, adjusted for comparability, increased $1.8 million, or 1.4%. We saw steady casino revenue improvements despite the challenging economic conditions.  Lodging revenue improved by $0.4 million, or 21.2%, due to the addition of new rooms at Lakeside. Food and beverage revenue increased $1.0 million, or 10.8%, as we refined food discount offers. Fuel and retail revenue declined $2.8 million, or 72.2%, directly attributable to the outsourcing of our gas station and convenience store at Lakeside Iowa.  Other revenue in the Midwest declined $0.5 million, or 27.1%, mainly due to changes in the entertainment offerings at Lakeside Iowa.

Adjusted to account for the estimated effect of the St Jo closure in 2011, Midwest Adjusted EBITDA increased $0.4 million, or 1.1%. Overall, Adjusted EBITDA from fuel operations remained consistent with the prior year, despite the fact we leased the Lakeside Iowa gas station facility to Pilot Travel Centers. Contributions to EBITDA from other operating areas remained consistent with the prior year.

Colorado. Our operations in Black Hawk, Colorado consist of the Golden Mardi Gras, the Golden Gate, and the Golden Gulch casinos. During 2013, Colorado casino operations contributed 10% to total gross revenue from continuing operations. We did not operate the Black Hawk casinos prior to November 1, 2012, while our gaming licenses were pending approval.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The Colorado segment earned Adjusted EBITDA during 2013 totaling $8.3 million, compared to Adjusted EBITDA of $7.7 million during the prior year, which included $6.5 million of rental income we collected from the prior owner of the properties and Adjusted EBITDA of $1.2 million earned during November and December 2012, once we were licensed and began operating the properties. We completed renovations at the Golden Mardi Gras, our largest property, and held a grand re-opening on August 3, 2013. Renovations at the Golden Mardi Gras had the most significant effect on Colorado Adjusted EBITDA as access to the property was restricted while we constructed the new front entrance. During the renovation period, we also operated fewer slot machines while the casino floor and food outlets were remodeled. Although we completed the remodel and grand re-opening in early August, statewide flooding which occurred in September and a disproportionate number of weekend days affected by the extreme snowy weather in December caused visitation and revenue declines, negatively impacting our operating results.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

On February 29, 2012, we acquired the land and buildings of the Black Hawk Casinos and simultaneously leased the casinos back to Golden Gaming until we obtained gaming licenses in Colorado.  We were licensed by the Colorado Gaming Commission on October 18, 2012, and we began operating the Black Hawk Casinos on November 1, 2012. Adjusted EBITDA

Table of Contents	51

of $7.7 million reflects rental income from March 1, 2012 through October 31, 2012, and operations from November 1, 2012 through December 31, 2012.

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Year Ended December 31,			Percent Change
	2013	2012	2011	Current Year	Prior Year
Total revenue
Casino	$301,134	285,169	265,810	5.6%	7.3%
Food and beverage	45,494	45,784	41,710	(0.6)%	9.8%
Lodging	26,166	29,227	25,222	(10.5)%	15.9%
Fuel and retail	59,011	74,971	76,241	(21.3)%	(1.7)%
Other	13,775	21,210	18,629	(35.1)%	13.9%
Total revenue	445,580	456,361	427,612	(2.4)%	6.7%
Promotional allowances	(55,092)	(53,185)	(49,025)	3.6%	8.5%
Net revenue	$390,488	$403,176	$378,587	(3.1)%	6.5%

Departmental cost and expense
Casino	$119,357	$110,267	$101,399	8.2%	8.7%
Food and beverage	45,375	46,395	41,806	(2.2)%	11.0%
Lodging	17,551	18,006	17,518	(2.5)%	2.8%
Fuel and retail	49,094	64,707	67,291	(24.1)%	(3.8)%
Other	7,704	9,649	12,546	(20.2)%	(23.1)%
General and administrative	77,435	72,830	69,011	6.3%	5.5%
Depreciation and amortization	27,809	23,266	21,169	19.5%	9.9%
Corporate	12,233	12,726	12,201	(3.9)%	4.3%
Write downs, reserves and recoveries	4,766	(785)	(6,388)	(707.1)%	(87.7)%
Departmental cost and expense	$361,324	$357,061	$336,553	1.2%	6.1%

Departmental EBITDA Margins
Casino	60%	61%	62%
Food and beverage	—%	(1)%	—%
Lodging	33%	38%	31%
Fuel and retail	17%	14%	12%
Other	44%	55%	33%

Table of Contents	52

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Year Ended December 31,
	2013	2012	2011
Total revenue
Gaming	68%	62%	62%
Food and beverage	10%	10%	10%
Lodging	6%	6%	6%
Fuel and retail	13%	16%	18%
Other	3%	5%	4%
Total revenue	100%	100%	100%
Promotional allowances	(12)%	(12)%	(11)%
Net revenue	88%	88%	89%

Departmental cost and expense
Gaming	27%	24%	24%
Food and beverage	10%	10%	10%
Lodging	4%	4%	4%
Fuel and retail	11%	14%	16%
Other	2%	2%	3%
General and administrative	17%	16%	16%
Depreciation and amortization	6%	5%	5%
Corporate	3%	3%	3%
Write downs, reserves and recoveries	1%	—%	(1)%
Departmental cost and expense	81%	78%	79%

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

•
fuel and retail revenue which we earn from sales of fuel, food and beverage items at franchised food outlets, lottery tickets and other retail items at facilities we own at the Primm Casinos, and at facilities we own and lease to third parties at the Primm Casinos and Lakeside Iowa; and

•	other revenue which we earn from sources such as consulting agreements, leasing agreements, entertainment, and ATMs at our casino properties.

We recognize revenue at the time we provide the product or service to the guest.

Table of Contents	53

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Depreciation and amortization expense increased during 2013 by $4.5 million, or 19.5%, primarily due to the addition of depreciation for our Colorado properties, which we acquired on November 1, 2012.

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $2 million and $1.8 million in management fees during 2013 and 2012, respectively. Inclusive of share-based compensation expense, corporate expense decreased $0.5 million, or 3.9%, during 2013. Share-based compensation expense declined $0.9 million primarily due to a decline in performance-based vesting of common stock and options granted to our CEO. Excluding share-based compensation expense, corporate expense increased $0.4 million, primarily related to legal and professional fees incurred for activities which we consider incremental to our regular operations. Such activities included executing strategic initiatives, including the recent asset acquisitions and dispositions, as well as defending against the shareholder litigation and addressing the effects of the data security breach which occurred this year. We incurred non-recurring expense of this nature totaling approximately $1.1 million during the year ended December 31, 2013.

Write downs, reserves and recoveries during 2013 represent a net expense of $4.8 million, as compared to the recovery of $0.8 million during 2012. During the second quarter of 2013, we accrued $3.1 million for our estimated exposure in relation to settlement of the CCDC litigation (as described in Note 14), and we reversed the remaining $1.5 million which we had accrued for IRS-imposed taxes, penalties and interest originating from the bankruptcy estate because we no longer believe the amounts are payable. During 2013, we also expensed $2.7 million of previously-capitalized costs related to the environmental remediation work performed during the construction of our new travel center at Whiskey Pete’s Hotel & Casino.

Net interest expense attributable to continuing operations declined $0.7 million, or 2.3%, primarily as a result of the lower interest rate on the Senior Secured Credit Facility and 2018 Notes compared to the original Senior Secured Loans.

The income tax benefit attributable to continuing operations during 2013 was approximately $0.5 million, while the income tax benefit attributable to discontinued operations was $0.1 million. The effective tax rate used in calculating the benefit related to income from continuing operations was 34.3%.  Income tax receivable as of December 31, 2013 consists primarily of estimated tax payments which we expect to be refunded.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Depreciation and amortization expense increased during 2012 by $2.1 million, or 9.9%, primarily due to capital improvements and the acquisition of assets during the year ended December 31, 2012.

Corporate expense increased $0.5 million, or 4.3%, as a result of an increase in share-based compensation and professional fees, offset by the increase in management fees, which were $1.8 million and $0.6 million during 2012 and 2011, respectively.

Write-downs, reserves and recoveries of $0.8 million during 2012 primarily consists of insurance recoveries which we collected for litigation claims settled during 2011.

Net interest expense attributable to continuing operations decreased $1.4 million, or 4.8%, during 2012 because we obtained significantly lower interest rates when we refinanced our debt in May 2012.

Table of Contents	54

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  The New Credit Facility (described in “Business—Refinancing Transactions”) permits us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provides an accordion feature which allows us to seek additional borrowings of up to $80 million subject to certain terms and conditions, including pro forma compliance with a maximum leverage ratio, as defined in the Amended Credit Agreement.  We cannot assure you that, if required, we will be able to obtain the necessary approval for additional borrowings.

We incur and pay interest under the Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%.  The Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when our net leverage ratio is greater than 3.50 to 1.00 or equal to an annualized rate of 0.375% on undrawn amounts when our net leverage ratio is less than or equal to 3.50 to 1.00.  As of December 31, 2013, approximately $8.3 million of loan fees (including original issue discount and fees and pre-payment penalties paid in connection with the original and refinanced debt), remained unamortized and are included in other assets on our balance sheet. We are amortizing these loan fees over the life of the new debt agreements. As of December 31, 2013, we had complied with all debt covenants.

As more fully described in Note 9 in the Notes to Consolidated Financial Statements, under certain circumstances, the Amended Credit Agreement requires us to make a mandatory repayment of amounts outstanding, and it requires that we deposit proceeds from the sale of non-core assets into an account subject to an account control agreement.

We and our wholly-owned subsidiary, Affinity Gaming Finance Corp. (together with us, the “Issuers”), issued the 2018 Notes in a private placement pursuant to an indenture, dated May 9, 2012, among the Issuers, the guarantors named therein, U.S. Bank, National Association as trustee, and Deutsche Bank Trust Company Americas as paying agent, registrar, transfer agent and authenticating agent.

The 2018 Notes Indenture and the Credit Agreement contain various covenants which limit our ability to take certain actions including, among other things, our ability to:

•	incur additional debt;

•	issue preferred stock;

•	pay dividends or make other restricted payments;

•	make investments;

•	create liens;

•	allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments;

•	sell assets; merge or consolidate with other entities; and

•	enter into transactions with affiliates.

                Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs also include maintenance capital and capital for the acquisition of slot machines and other of equipment required to keep our facilities competitive. Our debt requires quarterly principal repayments of approximately $0.5 million and an annual principal prepayment based on excess cash flow (as defined in the Amended Credit Agreement) calculated at the end of each calendar year.  For the year ended December 31, 2013, the excess cash flow repayment is estimated to be $8.0 million, reflected in current portion of long-term debt, and expected to be paid on or before

Table of Contents	55

April 1, 2014. The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of December 31, 2013, was $140.9 million, the $35 million Super Priority Revolving Credit Facility, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $36.8 million during 2013, $1.7 million, or 4.4%, less than 2012. The decrease in cash provided by operating activities was attributable to the decline in earnings, as discussed in “Results of Operations”.

Cash Flows from Investing Activities

Investing activities used $14.2 million during 2013, while such activities provided $4.9 million during the prior year.  During 2012, we retained excess cash of $23.9 million from the sale of our slot route and casinos in Pahrump and Searchlight, Nevada. Net cash used in investing activities is primarily comprised of capital expenditures, which were $31.7 million and $26.4 million during 2013 and 2012, respectively. We deposited the $17.5 million proceeds from the Truckee Disposition into a restricted bank account and drew down the cash, as permitted under the Amended Credit Agreement, to fund capital expenditures. Net cash used in investing activities during 2012 also included cash paid for the acquisition of the Black Hawk Casinos and insurance proceeds we received related to the flooding at St Jo.

Cash Flows from Financing Activities

Financing activities used $8.6 million during 2013, which primarily represented repayments of long-term debt and loan origination fees. Financing activities provided $37.5 million during 2012, primarily representing excess cash from the refinance of our debt in May 2012.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources is based upon our financial statements. We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We use, in part, our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources to make our judgments. We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows.

Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Table of Contents	56

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated cash flows we use in assessing the recoverability of long-lived assets, as well as contingencies and litigation reserves, reserves for claims and assessments, and the estimated fair values we use to test certain assets for impairment. Actual results could differ from those estimates.

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

Goodwill and Intangible Assets

In the fourth quarter of each year, we test goodwill and other indefinite-lived intangible assets for impairment. We also conduct tests between our annual tests if events occur or circumstances change which would, more likely than not, indicate a reduction in the fair values of the indefinite-lived intangible assets below their carrying values. When testing for impairment, we may choose to evaluate qualitative factors first to determine whether events and circumstances indicate that, more likely than not, an indefinite-lived intangible asset is impaired. If, after evaluating the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, we determine that, more likely than not, an indefinite-lived intangible asset is impaired, we then quantitatively test for impairment.

Indefinite-lived intangible assets consist primarily of license rights, which we test for impairment using a discounted cash flow approach, and trademarks, which we test for impairment using the relief-from-royalty method. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. We test goodwill for relevant reporting units for impairment using a discounted cash flow analysis based on our budgeted future results which are discounted using a weighted average cost of capital. The weighted average cost of capital is developed using a standard capital asset pricing model, based on guideline companies in our industry and market indicators of terminal year capitalization rates.

We make several estimates when evaluating indefinite-lived intangible assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions.

Table of Contents	57

Accounting for Share-Based Compensation

For share-based compensation we award to employees, we recognize compensation expense over the vesting period during which the employee provides services in exchange for the award. To measure compensation expense related to stock options awarded, we use information available as of the reporting date to estimate the fair value of awards. We estimate the fair value of stock options using the Black-Scholes-Merton option pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the share-based award. To measure compensation expense related to restricted stock shares awarded, we use an estimate of the fair market value of our common stock on the grant date. We include an estimate of the number of awards which we expect will be forfeited, and we update that number based on actual forfeitures.

During the fourth quarter of 2013, we changed our accounting for stock options from classifying them as equity instruments to classifying them as liabilities. As a result of the change, we reclassified $2.2 million from additional paid-in capital to share-based compensation liability, which we have reported in the Other liabilities line item. We recorded no incremental share-based compensation cost in relation to the modification because it resulted from our repurchases of vested stock options from terminated employees and directors, rather than from a modification of the stated terms of the awards.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Long-term debt	$9,961	$3,893	$377,392	$—	$391,246
Interest payments on long-term debt	25,812	51,262	31,199	—	108,273
Operating leases	7,717	15,173	15,143	173,402	211,435
Purchase obligations	14,651	22,915	1,703	3,199	42,468
Total contractual obligations	$58,141	$93,243	$425,437	$176,601	$753,422

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements that may affect us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of December 31, 2013 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Senior Secured Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%.  At December 31, 2013, the principal amount of the related borrowings under the Senior Secured Credit Facility was $191.2 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.9 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the

Table of Contents	58

borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $405.4 million as of December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2013 Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Public Accounting Firm

On August 19, 2013, Affinity Gaming, at the direction and with the approval of the Audit Committee of our Board of Directors (the “Audit Committee”), dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm effective as of that date. We notified PwC of its dismissal on the same day.

PwC's report on our consolidated financial statements for the fiscal year ended December 31, 2012 did not contain an adverse opinion or a disclaimer of opinion, nor did PwC qualify or modify its opinion as to uncertainty, audit scope or accounting principles. During the period from March 29, 2012 (the date PwC’s engagement with us began) through the fiscal year ended December 31, 2012, and through August 19, 2013 (the “Applicable Time Period”), we had no disagreement with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of disagreement in their reports on our consolidated financial statements. During the Applicable Time Period, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weakness in our internal control over financial reporting as we described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2012, as filed with the Securities and Exchange Commission the (“SEC”) on August 5, 2013, and Item 4 of our quarterly reports on Form 10-Q/A for the quarter ended March 31, 2013 and Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on August 5, 2013 and August 14, 2013, respectively. The material weakness in internal control over financial reporting related to the preparation and review of our consolidated statement of cash flows or, more specifically, the classification of excess cash from discontinued operations.

Our management has authorized PwC to respond fully to the inquiries of the new independent registered public accounting firm regarding all matters.

We provided PwC a copy of the Current Report on Form 8-K we filed with the SEC regarding the change in independent accounting firm, and we requested that PwC furnish the SEC with a letter stating whether PwC agrees with the above statements in item 4.01(a). A copy of PwC’s letter, dated August 23, 2013, was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on August 23, 2013.

Engagement of New Independent Registered Public Accounting Firm

On August 19, 2013, the Audit Committee approved the engagement of Ernst & Young LLP (“EY”) as our new independent registered public accounting firm beginning with fiscal year ended December 31, 2013, and to perform procedures related to the financial statements to be included in our Quarterly Report on Form 10-Q beginning with, and including, the fiscal quarter ending September 30, 2013. EY’s appointment was effective August 21, 2013.

We did not consult with EY during the fiscal years ended December 31, 2012 and 2011, or during any subsequent period prior to August 21, 2013 with respect to any of the matters or events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

We have not had any disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

Table of Contents	59

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management believes that as of December 31, 2013, our internal control over our financial reporting is effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2013, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents	60	Financial Statement Index

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents	61

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information set forth in our proxy statement for our 2014 annual stockholders’ meeting ("2014 Proxy Statement") which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information set forth in our 2014 Proxy Statement which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information set forth in our 2014 Proxy Statement which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2013. We have included information relating to Securities Authorized for Issuance Under Equity Compensation Plans in Item 5 of Part II hereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information set forth in our 2014 Proxy Statement which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information set forth in our 2014 Proxy Statement which we will file with the SEC not later than 120 days after our fiscal year ended December 31, 2013.

Table of Contents	62

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2013 Form 10-K:

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

Exhibits

We hereby file as part of this 2013 Form 10-K the exhibits listed on the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549, at prescribed rates, or on the SEC website at www.sec.gov.

Table of Contents	63

EXHIBIT INDEX

Exhibit Number	Description
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

Table of Contents	64	Financial Statement Index

Exhibit Number	Description
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

Table of Contents	65	Financial Statement Index

Exhibit Number	Description
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

Table of Contents	66	Financial Statement Index

Exhibit Number	Description
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

Table of Contents	67	Financial Statement Index

Exhibit Number	Description
10.46
First Amendment, dated December 13, 2013, to the Credit Agreement, dated May 9, 2012, among Affinity Gaming (formerly Affinity Gaming, LLC), as borrower, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, the other agents party thereto and the lenders party thereto*

10.47
Executive Agreement, dated as of February 7, 2014, between Affinity Gaming and David D. Ross (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated February 13, 2014) †

10.48
Amendment, dated as of February 25, 2014, to Letter Agreement regarding offer of employment, the Executive Severance Agreement, and the Duty of Loyalty agreement, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann †*

10.49
Amendment, dated as of February 25, 2014, to Letter Agreement regarding offer of employment, the Executive Severance Agreement, and the Duty of Loyalty agreement, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Marc H. Rubinstein †*

14.1
Affinity Gaming (formerly Affinity Gaming, LLC) Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).

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

21.1	List of subsidiaries (incorporated by reference from Exhibit 21.1 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)
23.1	Consent of Deloitte & Touche LLP*
23.2	Consent of PricewaterhouseCoopers LLP*
23.3	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated by reference from Exhibit 99.1 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
99.2	Compensation Committee Charter (incorporated by reference from Exhibit 99.2 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
99.3	Board Governance and Nominating Committee Charter (incorporated by reference from Exhibit 99.3 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Table of Contents	68	Financial Statement Index

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

†	Indicates a Management Contract or Compensation Plan or Arrangement.

Table of Contents	69	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	March 28, 2014	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated:	March 28, 2014	By:	/s/ Donna Lehmann
Name: Donna Lehmann
Title: Senior Vice President, Chief Financial Officer and Treasurer

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Affinity Gaming
We have audited the accompanying consolidated balance sheet of Affinity Gaming and its subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statement of operations, owners’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Affinity Gaming and its subsidiaries at December 31, 2013 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 28, 2014

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

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
April 1, 2013, except for the condensed consolidated guarantor data described in Note 18, as to which the date is April 17, 2013.

Table of Contents	F - 3	Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Affinity Gaming
Las Vegas, Nevada

We have audited the consolidated statements of operations, owners' equity, and cash flows of Affinity Gaming, LLC and subsidiaries, formerly known as Herbst Gaming LLC, and subsidiaries (the “Company”), for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the Company's consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the accompanying 2011 financial statements have been retrospectively adjusted for discontinued operations.

As discussed in Note 16 to the consolidated financial statements, the disclosures in the accompanying 2011 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 30, 2012 (April 1, 2013 as to Note 16, and April 17, 2013 as to the December 31, 2011 information within Note 18)

Table of Contents	F - 4	Financial Statement Index

AFFINITY GAMING
Consolidated Balance Sheets
(in thousands)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$140,857	$126,873
Restricted cash	608	608
Accounts receivable, net of reserve of $537 and $184, respectively	3,371	5,109
Income tax receivable	420	—
Prepaid expense	9,858	8,568
Inventory	2,977	2,835
Deferred tax asset	3,640	3,124
Total current assets	161,731	147,117
Property and equipment, net	271,729	267,948
Other assets, net	12,719	14,951
Assets held for sale (Note 4)	—	21,443
Intangibles, net	129,044	131,947
Goodwill	68,516	68,516
Total assets	$643,739	$651,922
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$15,825	$14,001
Accrued interest	2,468	2,581
Accrued expense	22,141	21,097
Income tax payable	—	516
Current maturities of long-term debt	9,961	7,281
Other current liabilities	187	—
Total current liabilities	50,582	45,476
Long-term debt	379,833	389,435
Other liabilities	3,232	1,007
Liabilities held for sale (Note 4)	—	3,552
Deferred income taxes	5,573	5,322
Total liabilities	439,220	444,792

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,243,262 and 20,257,625 shares issued and outstanding, respectively	20	20
Additional paid-in-capital	205,726	207,110
Accumulated deficit	(1,227)	—
Total owners’ equity	204,519	207,130
Total liabilities and owners’ equity	$643,739	$651,922
See notes to consolidated financial statements

Table of Contents	F - 5	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2013	2012	2011
REVENUE
Casino	$301,134	$285,169	$265,810
Food and beverage	45,494	45,784	41,710
Lodging	26,166	29,227	25,222
Fuel and retail	59,011	74,971	76,241
Other	13,775	21,210	18,629
Total revenue	445,580	456,361	427,612
Promotional allowances	(55,092)	(53,185)	(49,025)
Net revenue	390,488	403,176	378,587
EXPENSE
Casino	119,357	110,267	101,399
Food and beverage	45,375	46,395	41,806
Lodging	17,551	18,006	17,518
Fuel and retail	49,094	64,707	67,291
Other	7,704	9,649	12,546
General and administrative	77,435	72,830	69,011
Depreciation and amortization	27,809	23,266	21,169
Pre-opening expense	—	421	—
Corporate	12,233	12,726	12,201
Write downs, reserves and recoveries	4,766	(785)	(6,388)
Loss on impairment of assets	165	—	—
Total expense	361,489	357,482	336,553
Operating income from continuing operations	28,999	45,694	42,034
Other income (expense)
Interest expense, net	(30,428)	(29,731)	(28,364)
Loss on extinguishment (or modification) of debt	(81)	(8,842)	—
Other costs	—	—	(1,576)
Total other income (expense), net	(30,509)	(38,573)	(29,940)
Income (loss) from continuing operations before income tax	(1,510)	7,121	12,094
Benefit from (provision for) income taxes	519	(2,487)	(4,222)
Income (loss) from continuing operations	$(991)	$4,634	$7,872

Discontinued operations (Note 4):
Loss from discontinued operations before income tax	(369)	(9,085)	(1,877)
Benefit from income taxes	133	3,271	527
Loss from discontinued operations	$(236)	$(5,814)	$(1,350)
Net income (loss)	$(1,227)	$(1,180)	$6,522
See notes to consolidated financial statements

Table of Contents	F - 6	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Owners’ Equity (Deficit)
(in thousands)

	Common Stock
	Number of Shares	Amount	Members’ Capital	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Total
Balance December 31, 2010	—	—	198,033	—	—	198,033
Net income	—	—	—	—	6,522	6,522
Share-based compensation	—	—	—	1,680	—	1,680
Balance December 31, 2011	—	—	198,033	1,680	6,522	206,235
Net loss	—	—	—	—	(1,180)	(1,180)
Share-based compensation	—	—	—	2,075	—	2,075
Conversion from LLC to Corporation	20,257,625	20	(198,033)	203,355	(5,342)	—
Balance December 31, 2012	20,257,625	$20	$—	$207,110	$—	$207,130
Net loss	—	—	—	—	(1,227)	(1,227)
Share-based compensation	—	—	—	1,169	—	1,169
Repurchase of vested share-based awards	—	—	—	(318)	—	(318)
Conversion to accounting for stock option awards as liabilities	—	—	—	(2,235)	—	(2,235)
Shares issued under share-based compensation plans	31,374	—	—	—	—	—
Shares forfeited, canceled or expired	(45,737)	—	—	—	—	—
Balance December 31, 2013	20,243,262	20	—	205,726	(1,227)	204,519
See notes to consolidated financial statements

Table of Contents	F - 7	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,227)	$(1,180)	$6,522
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	369	9,085	1,877
Depreciation and amortization	27,809	23,266	21,169
Amortization of debt costs and discounts	2,209	1,522	324
Loss (gain) on sale of property and equipment	(42)	(18)	108
Unamortized loan fees related to extinguishment (or modification) of debt	81	1,250	—
Loss on impairment of assets	165	—	—
Insurance proceeds St Jo flood	—	1,005	—
Share-based compensation	1,169	2,075	1,680
Environmental remediation costs	3,185	—	—
Deferred income taxes	(265)	(1,301)	3,499
Changes in operating assets and liabilities:
Accounts receivable	1,738	(446)	(4,438)
Prepaid expense	(1,252)	(720)	2,150
Inventory	(142)	19	325
Other assets	1,092	883	591
Accounts payable	1,886	315	525
Accrued interest	(113)	2,484	97
Accrued expense	1,119	(21)	(13,818)
Income tax payable/receivable	(936)	332	184
Other liabilities	(58)	(52)	(248)
Net cash provided by operating activities	36,787	38,498	20,547
Cash flows from investing activities:
Restricted cash	—	8,629	(1,500)
Excess cash from discontinued operations	—	23,892	—
Proceeds from sale to Truckee Gaming, LLC	17,447	—	—
Cash paid for business acquisition	—	(4,305)	—
Insurance proceeds St Jo flood	—	3,045	—
Proceeds from sale of property and equipment	70	66	1,078
Purchases of property and equipment	(31,720)	(26,425)	(30,728)
Net cash (used in) provided by investing activities	(14,203)	4,902	(31,150)
Cash flows from financing activities:
Payment on long-term debt	(11,744)	(349,900)	(1,600)
Proceeds from long term debt	4,314	398,000	—
Loan origination fees	(852)	(10,583)	(1,622)
Repurchases of vested share-based awards	(318)	—	—
Net cash (used in) provided by financing activities	(8,600)	37,517	(3,222)
Net increase in cash and cash equivalents	13,984	80,917	(13,825)
Cash and cash equivalents:
Beginning of period	126,873	45,956	59,781
End of period	$140,857	$126,873	$45,956

Cash flows from discontinued operations:
Cash flows from operating activities	$36	$(1,493)	$22,299
Cash flows from investing activities	(4,695)	(1,300)	(7,005)
Cash flows from discontinued operations	$(4,659)	$(2,793)	$15,294
Supplemental cash flow information:
Cash paid during the period for interest	$28,867	$29,171	$35,313
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$3,779	$3,781	$2,085
Acquisition of property and equipment under capital leases	363	—	—
Non-cash disposition of assets	—	29,993	—
Non-cash purchase of Colorado assets	—	67,078	—
Non-cash loan origination fees	—	62	—
Change in estimated values of acquired assets and liabilities (Note 4):
Prepaid assets	—	—	(459)
Property and equipment	—	—	422
Goodwill	—	—	1,376
Accrued expense	—	—	(1,319)
See notes to consolidated financial statements.

Table of Contents	F - 8	Financial Statement Index

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

In relation to the litigation they initiated, which we describe in Note 14, Z Capital Partners, L.L.C. and certain of its affiliates (collectively “Z Capital”) filed a motion for preliminary injunction to enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity and its Board of Directors from enforcing the Rights Agreement, while denying the remainder of the motion. The defendants filed an appeal of the District Court's decision to the Nevada Supreme Court, which appeal is pending. Despite the District Court's ruling on the preliminary injunction motion, we can neither evaluate the likelihood of an

Table of Contents	F - 9	Financial Statement Index

unfavorable outcome nor estimate the potential loss or range of loss because discovery just began and plaintiffs have not articulated their theory of the case with respect to monetary damages.

Business

We are a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, Hotspur pays us a fixed annual fee in monthly installments. In addition to the monthly installments, we are entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceed the threshold EBITDA for that year.

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

During November 2013, management made the decision to cease the operations of our casino property in Henderson, Nevada. On December 11, 2013, we permanently closed Henderson Casino Bowl. The financial position and results of operations of Henderson Casino Bowl are not material, during any period presented, either to our consolidated financial position and results of operations or to the financial position and results of operations of our Nevada segment. As a result, we have neither reported any assets held for sale nor any discontinued operations related to the closure. We have recorded the loss on Henderson’s impaired asset in the line item Loss on impairment of assets, while we reflected all other expense related to the closure in the line item Write downs, reserves and recoveries.

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

The term Predecessor, as used throughout these financial statements and related disclosures, refers to Herbst Gaming, Inc and its subsidiaries.

Table of Contents	F - 10	Financial Statement Index

We reclassified certain amounts in the 2012 financial statements to conform to the 2013 presentation. The reclassifications, which consisted of netting interest income against interest expense because interest income was not material, had no impact on our results of operations, cash flows or owners’ equity as previously reported.

On August 5, 2013, we filed a Form 10-K/A for our fiscal year ended December 31, 2012 in which we restated our consolidated statement of cash flows for the year ended December 31, 2012, and revised certain amounts in the consolidated financial statements for 2011 from the amounts previously reported to correct certain errors, report certain operations as discontinued operations and make certain other reclassifications.

During the year ended December 31, 2013, we recorded a pre-tax correction of $2.6 million to expense certain previously-capitalized costs related to the environmental remediation work performed during the construction of our new travel center at Whiskey Pete’s Hotel & Casino. The correction decreased net income by $1.6 million. We evaluated the correction in relation to fiscal year 2013 (and the first three fiscal quarters therein), as well as to the fiscal 2012 and 2011 quarterly and annual periods to which these costs relate, and we concluded that the adjustment is not material to any of these periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Other Costs

For the twelve months ended December 31, 2011, the line item Other costs includes approximately $0.4 million in contingent expense related to Internal Revenue Service (“IRS”) claims against the Predecessor and approximately $1.2 million in bankruptcy-related professional and trustee fees which we incurred. We recorded the initial expense related to liabilities we acquired from the Predecessor for IRS claims which came to our attention as expense in Other costs. We recorded subsequent adjustments to that liability as income or expense in the line item write-offs, reserves and recoveries. For further information regarding the IRS-related claims, see Note 12.

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

Debt Issuance Costs

We capitalize debt issuance costs incurred in connection with the issuance of long-term debt and amortize such costs to interest expense using the straight-line method, which approximates the effective interest method, over the terms of the related debt agreements. Capitalized debt issuance costs at December 31, 2013 were $8.3 million, net of accumulated amortization of $3.1 million, while at December 31, 2012, capitalized debt issuance costs were $9.4 million, net of accumulated amortization of $1.2 million.

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for costs associated with general liability claims and workers’ compensation claims arising from our operations in Nevada. To estimate our accruals related to claims reserves, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We include self-insurance reserves in Accrued expense on our consolidated balance sheets in the amounts of $0.9 million and $0.8 million at December 31, 2013 and 2012, respectively.

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

During 2013, we recognized an immaterial loss on impairment of a fixed asset related to the closure of Henderson Casino Bowl, and during 2012, we recognized a loss on impairment of fixed assets related to the Truckee Disposition. We did not recognize any impairment of long-lived assets during 2011.

Table of Contents	F - 11	Financial Statement Index

Goodwill and Intangible Assets

In the fourth quarter of each year, we test goodwill and other indefinite-lived intangible assets for impairment. We also conduct tests between our annual tests if events occur or circumstances change which would, more likely than not, indicate a reduction in the fair values of the indefinite-lived intangible assets below their carrying values. When testing for impairment, we may choose to evaluate qualitative factors first to determine whether events and circumstances indicate that, more likely than not, an indefinite-lived intangible asset is impaired. If, after evaluating the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, we determine that, more likely than not, an indefinite-lived intangible asset is impaired, we then quantitatively test for impairment.

Indefinite-lived intangible assets consist primarily of license rights, which we test for impairment using a discounted cash flow approach, and trademarks, which we test for impairment using the relief-from-royalty method. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. We test goodwill for relevant reporting units for impairment using a discounted cash flow analysis based on our budgeted future results which are discounted using a weighted average cost of capital. The weighted average cost of capital is developed using a standard capital asset pricing model, based on guideline companies in our industry and market indicators of terminal year capitalization rates.

We make several estimates when evaluating indefinite-lived intangible assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions.

During 2012, we recognized a loss on impairment related to the Truckee Disposition. During our regular annual testing in 2013 and 2012 (excluding the testing related to the Truckee Disposition), the estimated fair values of our reporting units with associated goodwill exceeded their carrying values for all our reporting units, so we did not record impairment charges.

Revenue and Promotional Allowances

We recognize casino revenue equal to the amounts wagered by patrons less the amounts we pay to winning patrons. Additionally, we recognize lodging revenue at the time guests occupy hotel rooms, and all other revenue at the time we provide the good or service to the patron. We present revenue from retail sales net of sales tax. Revenue from casino operations includes the retail value of food, beverage, goods and services we provide to customers on a complimentary basis; such complimentary amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances, which we include primarily in casino expense, is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Lodging	$12,891	$12,462	$11,582
Food and Beverage	13,639	13,166	11,712
Other	12,398	11,663	10,604
Total	$38,928	$37,291	$33,898

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

Table of Contents	F - 12	Financial Statement Index

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

Share-Based Compensation

For share-based compensation we award to employees, we recognize compensation expense over the vesting period during which the employee provides services in exchange for the award. To measure compensation expense related to stock options awarded, we use information available as of the reporting date to estimate the fair value of awards. We estimate the fair value of stock options using the Black-Scholes-Merton option pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the share-based award. To measure compensation expense related to restricted stock shares awarded, we use an estimate of the fair market value of our common stock on the grant date. We include an estimate of the number of awards which we expect will be forfeited, and we update that number based on actual forfeitures.

During the fourth quarter of 2013, we changed our accounting for stock options from classifying them as equity instruments to classifying them as liabilities. See Note 11 for more information.

Income Taxes

Effective April 1, 2011, we elected to be treated as a C-corporation for purposes of federal income tax (the “Election”). Prior to the Election, we were treated as a partnership for federal and state income tax purposes. As a partnership, our taxable income and losses were attributed to our members and, accordingly, we reflected no provision or liability for income taxes in the accompanying consolidated financial statements for periods prior to the Election. In connection with the Election, we began recording a provision for income taxes as well as related tax asset and liability accounts (see Note 10).

Concentrations of Credit Risk

We maintain cash balances at certain financial institutions located in the states in which we operate. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2013, we do not believe we have any significant concentrations of credit risk.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and, other than those we have disclosed in previous filings with the Securities and Exchange Commission, we do not believe any of such pronouncements will have a material effect on our operations.

NOTE 3. RESTRICTED CASH

Our restricted cash balance at December 31, 2013 and 2012 includes cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation policies.

Table of Contents	F - 13	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 4. ASSETS HELD FOR SALE

On September 7, 2012, we entered into an Asset Purchase Agreement (“Agreement”) with Truckee Gaming regarding the Truckee Disposition. The transaction closed on February 1, 2013. Truckee Gaming paid a base purchase price of $19.2 million less a $1.7 million credit for deferred maintenance capital plus an adjustment related to EBITDA through the closing date of the transaction of $1.4 million. Truckee Gaming received $2.9 million in cash as part of the assets transferred, which consisted of $2.5 million in cage cash and $0.4 million transferred as a purchase price adjustment. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Based on the preliminary working capital balances and purchase price adjustments, we received proceeds of $17.5 million from Truckee Gaming which we deposited into an account subject to a control agreement (as discussed further in Note 9). During the quarter ended March 31, 2013, we recorded the final adjustments related to the purchase price, including final working capital adjustments, and recorded a gain, net of selling expense, of $21,000. Including the impairment losses we recognized in the second half of 2012 related to this transaction, we recognized an overall loss, net of selling expense, of $14.8 million on the Truckee Disposition. We have presented the operating results for the casinos subject to the Truckee Disposition in discontinued operations in the accompanying consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as held-for-sale for the year ended December 31, 2012.

On February 27, 2012, we consummated the JETT Transactions. Pursuant to the Asset Purchase and Sale Agreement with JETT, upon the terms and subject to the conditions thereof, we agreed to sell the assets of our Searchlight Casino, in Searchlight, Nevada and our Terrible Herbst convenience store slot machine route operations (“Herbst Slot Route”) to JETT. We also agreed to terminate certain agreements with parties affiliated with both JETT and the former owners of the Predecessor.  In consideration for the Searchlight Casino and the Herbst Slot Route, JETT agreed to (i) assume certain liabilities related to the Searchlight Casino and the Herbst Slot Route, (ii) pay an amount in cash for certain equipment used in the Herbst Slot Route, and (iii) enter into an agreement not to compete with our other slot route operations and not to solicit any of our employees engaged in the operation of our other businesses for a period of time.

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

For each of the properties we sold or that we have contracted to sell, we classified their results of operations as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Discontinued operations for the year ended December 31, 2013 reflect one month of operating results of the properties we sold in the Truckee Disposition, discontinued operations for the year ended December 31, 2012 reflect two months of operating results of the

Table of Contents	F - 14	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

properties we sold to JETT and Golden Gaming plus the operating results of the properties we sold in the Truckee Disposition, and discontinued operations for the year ended December 31, 2011 reflect the operating results of the properties we sold in the Truckee Disposition plus the operating results of the properties we sold to JETT and Golden Gaming.

The following table summarizes operating results for discontinued operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenue	$3,289	$82,145	$251,982
Pretax income (loss) from discontinued operations	$(369)	$(9,085)	$(1,877)
Discontinued operations, net of tax	$(236)	$(5,814)	$(1,350)

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

Table of Contents	F - 15	Financial Statement Index

NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated Life (Years)	December 31, 2013	December 31, 2012
Building and improvements	7 - 40	$180,333	$163,662
Gaming equipment	3 - 10	55,277	43,261
Furniture, fixtures, and equipment	3 - 10	40,183	33,261
Leasehold improvements	7	196	206
Land	—	39,848	40,013
Barge	30	15,019	15,019
Construction-in-progress		5,964	13,343
Total property and equipment		336,820	308,765
Less accumulated depreciation		(65,091)	(40,817)
Total property and equipment, net		$271,729	$267,948

We recorded depreciation expense on the above assets totaling $24.9 million, $21.0 million, and $20.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table summarizes intangible assets by category (dollars in thousands):

	December 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(4,580)	$7,584	$12,164	$(2,346)	$9,818
Trademarks	2,982	(1,399)	1,583	2,982	(730)	2,252
	$15,146	$(5,979)	$9,167	$15,146	$(3,076)	$12,070
Indefinite-lived intangible assets
Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
	$119,877		$119,877	$119,877		$119,877
Total intangible assets	$135,023		$129,044	$135,023		$131,947

Table of Contents	F - 16	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table summarizes the changes in goodwill by reportable segment during the year ended December 31, 2013 (dollars in thousands):

	Nevada	Midwest	Colorado	Total
Balance as of December 31, 2012	$33,665	$14,622	$20,229	$68,516
Impairment of goodwill	—	—	—	—
Balance as of December 31, 2013	$33,665	$14,622	$20,229	$68,516

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

We recorded total amortization expense for continuing operations of $2.9 million, $2.2 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents the future amortization expense related to definite-lived intangible assets (in thousands):

2014	$2,501
2015	2,501
2016	2,501
2017	975
2018	689
Thereafter	—

NOTE 7. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Capitalized loan fees, net	$8,279	$9,446
Long-term deposits	3,855	4,309
Other assets	585	1,196
Total	$12,719	$14,951

Table of Contents	F - 17	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 8. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Progressive jackpot liabilities	$3,294	$2,766
Accrued payroll and related	7,353	7,492
Slot club point liability	3,574	3,947
Litigation reserves	3,100	—
Disputed bankruptcy estate expense	—	1,517
Other accrued expense	4,820	5,375
Total	$22,141	$21,097

NOTE 9. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	December 31, 2013	December 31, 2012
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized discount	(1,452)	(1,784)
9% Senior Unsecured Notes due 2018, net	198,548	198,216
Senior Secured Credit Facility due 2017	191,246	198,500
Total debt, including current portion	389,794	396,716
Less: current maturities	(9,961)	(7,281)
Total long-term debt	$379,833	$389,435

On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the senior secured loans we borrowed under our credit agreement dated December 31, 2010 (the “Old Credit Facility”).  We obtained the funds used to repay the Old Credit Facility by (i) issuing $200 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”), and (ii) borrowing under our new Credit Agreement, dated May 9, 2012, which provides for a $200 million term loan (the “Initial Term Loan”) due in 2017, the entirety of which the lenders disbursed to us on the closing date of the Credit Agreement, and a $35 million revolving credit facility (the “Revolving Credit Facility” and, together with the Initial Term Loan, the “New Credit Facility”) which remained undrawn on the closing date of the Credit Agreement. Approximately $38.6 million of cash from the issuance of the 2018 Notes and our borrowings under the New Credit Facility remained after we paid related transaction expenses and repaid our Old Credit Facility.

On December 13, 2013, we completed the First Amendment to the Credit Agreement (now, the “Amended Credit Agreement”). The First Amendment reduces the applicable LIBOR rate floor from 1.25% to 1.00%, and it reduces the applicable margin from 4.25% to 3.25% in the case of Eurodollar term loans and from 3.25% to 2.25% in the case of base rate term loans. In addition, the First Amendment excludes holders of at least 20% of our voting equity as of the First Amendment closing date from the change of control provisions of the credit agreement, increases the threshold for a change of control from 40% to 50% of our voting equity and removes the cross-default provisions to a change of control to our outstanding existing 2018 Notes. The First Amendment also adds flexibility to make asset sales and extends the reinvestment period for asset sale proceeds from 12 months to 18 months, while adding a soft call protection for the lenders whereby we must pay a 1% fee on the amount of any term loans which we reprice within the first six months after the First Amendment closing date.

Table of Contents	F - 18	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

We incur and pay interest on the Initial Term Loan under the Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%.  The Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00 or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The New Credit Facility provides an accordion feature which allows us to seek additional borrowings of up to $80 million subject to certain terms and conditions, including pro forma compliance with a maximum leverage ratio, as defined in the Amended Credit Agreement. Total unamortized loan fees as of December 31, 2013 totaled $8.3 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the 2018 Notes and the Initial Term Loan. During the years ended December 31, 2013 and 2012, we recorded losses on modification or early retirement of debt of $0.1 million and $8.8 million, respectively.

Under the Amended Credit Agreement, we must make a mandatory repayment of amounts outstanding under the Initial Term Loan in an amount equal to the net cash proceeds from any asset sale within five business days after receipt of such proceeds.  However, we do not have to make such mandatory prepayment if (i) no event of default or specified default (each as defined in the Amended Credit Agreement) then exists and (ii) such net cash proceeds are used to purchase assets (other than working capital) used or useful in the business (x) within 548 days following receipt of the net cash proceeds or (y) if a legally binding commitment to purchase assets is entered into within such 548 day period, within 180 days after the end of such 548 day period.  In the case of non-core asset sales (as defined in the Amended Credit Agreement), any resulting net cash proceeds must be deposited into an account subject to an account control agreement.

Under the Amended Credit Agreement, a change of control would occur in certain circumstances, including (i) when any person or group acquires 50% or more on a fully diluted basis of our voting equity interests, or (ii) when there is a change in the majority of continuing directors. A continuing director, as defined in the Amended Credit Agreement, is a director on the date of borrowing or a director nominated by a majority of directors which existed on the date of borrowing.  A change of control would constitute an event of default under the Amended Credit Agreement and permit the acceleration by the lenders of all outstanding borrowings thereunder.

The Amended Credit Agreement contains customary covenants including maximum total leverage ratio, maximum secured leverage ratio, minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Initial Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the net leverage ratio is greater than 4.00 to 1.00, equal to 25% of excess cash flow when the net leverage ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the net leverage ratio is less than or equal to 3.00 to 1.00.  At December 31, 2013, we were in compliance with all financial covenants related to our debt agreements; the Leverage Ratio on that date was 5.80 to 1.00 and the Interest Coverage Ratio was 2.20 to 1.00.

We issued the 2018 Notes pursuant to an indenture dated May 9, 2012 ("2018 Notes Indenture"). Under the 2018 Notes Indenture, we may choose to redeem some or all of the 2018 Notes at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, at a price equal to 100% of the principal amount of the 2018 Notes redeemed plus a “make-whole” premium as of the applicable redemption date, plus accrued interest.  Additionally, at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, we may choose to redeem up to 35% of the 2018 Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 109% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to the redemption date, as long as at least 65% of the aggregate principal amount of the 2018 Notes originally issued remains outstanding immediately after giving effect to any such redemption and the redemption occurs not more than 180 days after the date of the closing of the equity offering.  On and after May 15, 2015, we are entitled to redeem all or a portion of the 2018 Notes upon providing not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on May 15 of the years set forth in the table below.

Year	Percentage
2015	104.50%
2016	102.25%
2017 and thereafter	100.00%

Table of Contents	F - 19	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

All of our current and future domestic subsidiaries which guarantee the New Credit Facility also fully and unconditionally guarantee the Issuers' payment obligations under the 2018 Notes on a senior unsecured basis.

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

If we experience certain kinds of changes in control, we must make an offer to purchase the 2018 Notes at a price equal to 101% of the aggregate principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase. A change of control, as defined in the 2018 Notes Indenture, occurs when we become aware of (i) any person or group becoming the beneficial owner of more than 50% of the total voting power of our voting stock, or (ii) the sale or other disposition of all or substantially all of our assets. In addition, we, under certain circumstances, must make an offer to repurchase 2018 Notes with the proceeds of certain asset sales which we do not use to purchase new assets or otherwise apply in accordance with the terms of the 2018 Notes Indenture.

The 2018 Notes Indenture further provides that if any gaming authority requires a holder of the 2018 Notes to be licensed, qualified or found suitable under any applicable gaming law and such holder fails to apply for, or is denied, such license, qualification or not found suitable, we have the right, at our option, to (i) require such holder to dispose of its 2018 Notes or (ii) redeem such 2018 Notes at the applicable redemption price specified in the 2018 Notes Indenture. We will not be required to pay or reimburse any holder of the 2018 Notes who is required to apply for such license, qualification or finding of suitability.

We based the estimated fair value of the 2018 Notes and the Initial Term Loan on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at December 31, 2013 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$198,548	$214,432
Initial Term Loan	191,246	191,017
Total	$389,794	$405,449

NOTE 10. INCOME TAXES

Deferred Tax Assets and Liabilities

We record deferred tax assets and liabilities to account for the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. The temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows (in thousands):

	December 31,
	2013	2012
Current deferred tax asset	$3,640	$3,124
Non-current deferred tax liability	(5,573)	(5,322)
Net deferred tax liability	$(1,933)	$(2,198)

Table of Contents	F - 20	Financial Statement Index

The following table details the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2013	2012
Deferred Tax Assets
Reserve for employee benefits	$798	$1,241
Provision for doubtful accounts	193	85
Deferred compensation	454	671
Asset retirement obligation	278	261
Progressive slot and players’ club liabilities	2,637	1,918
Tax benefit of current year NOL	8,699	1,355
Equity compensation	928	761
Restructuring costs	—	280
General business credits	300	—
AMT credit	429	573
Litigation reserve	1,116	—
Gaming taxes	637	600
Other	193	805
Gross deferred tax assets	16,662	8,550
Deferred Tax Liabilities
Depreciation and amortization	(16,308)	(8,553)
Prepaid services and supplies	(2,287)	(2,195)
Gross deferred tax liabilities	(18,595)	(10,748)
Net deferred tax liability	$(1,933)	$(2,198)

At December 31, 2013, we had a gross federal net operating loss carryforward of approximately $24.4 million. In addition, we have deferred tax assets of approximately $0.4 million related to Alternative Minimum Tax credits and $0.3 million related to general business credits. We can carry forward the net operating losses and general business credits and apply them to offset taxable income for 20 years; they will begin to expire in 2031. We can carry forward the Alternative Minimum Tax credit and apply it to offset regular tax liabilities indefinitely; it will not expire.

We have analyzed our filing positions in each jurisdiction where we are required to file income tax returns. We believe our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments which will result in a material change to our financial position.

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions. We are currently under a federal income tax examination for 2011 and 2012.

Table of Contents	F - 21	Financial Statement Index

Provision for Income Taxes

The following table presents the components of our income tax provision attributable to pre-tax income from continuing operations, as well as the income tax benefit attributable to pre-tax income from discontinued operations (in thousands):

	Year Ended December 31,
	2013	2012	Nine Months Ended December 31, 2011
CURRENT
Federal	$—	$1,917	$—
State	—	(438)	(197)
Total current tax expense	—	1,479	(197)
DEFERRED
Federal	694	(3,746)	(3,802)
State	(175)	(220)	(223)
Total deferred tax expense	519	(3,966)	(4,025)
Benefit from (provision for) income taxes related to continuing operations	519	(2,487)	(4,222)
Benefit from income taxes related to discontinued operations	133	3,271	527
Total benefit from (provision for) income tax	$652	$784	$(3,695)

The following table presents a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of pre-tax income:

	December 31,
	2013	2012
Tax at federal statutory rate	34.0%	34.0%
State income tax	2.0%	2.0%
Non-deductible expense	(6.0)%	2.6%
State provision adjustment	(14.3)%	—%
General business credit	18.6%	(3.7)%
Effective tax rate related to continuing operations	34.3%	34.9%
Effective tax rate related to discontinued operations	36.0%	36.0%
Total effective tax rate	34.7%	39.9%

NOTE 11. SHARE-BASED COMPENSATION

We designed our share-based compensation arrangements to advance our long-term interests; for example, by allowing us to attract employees and directors, to retain them and by aligning their interests with those of our stockholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending upon the form of the share-based award, new shares of our common stock may be issued upon grant, option exercise or vesting of the award. The compensation committee of our

Table of Contents	F - 22	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

board of directors approved the Affinity Gaming 2011 Long Term Incentive Plan (“LTIP”), under which we maintain two classes of awards as discussed below.

Our LTIP allows us to grant stock options, restricted stock, or both to employees, officers, directors and consultants. Awards vest upon the passage of time, the attainment of performance criteria, or both. Options granted to management under the LTIP generally vest ratably over three years from the date of the grant, and expire five years from the date of grant. Options granted to directors vest in two equal tranches, the first upon issuance and the second on the first day of the following calendar year or the first business day of the following calendar year, depending on the award. Holders of restricted stock may vote their shares and receive their proportionate share of any dividends. Restricted stock remains subject to the terms and conditions contained in the applicable award agreement and our LTIP.

During the fourth quarter of 2013, we changed our accounting for stock options from classifying them as equity instruments to classifying them as liabilities. As a result of the change, we reclassified $2.2 million from additional paid-in capital to share-based compensation liability, which we have reported in the Other liabilities line item. We recorded no incremental share-based compensation cost in relation to the modification because it resulted from our repurchases of vested stock options from terminated employees and directors, rather than from a modification of the stated terms of the awards.

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock units for the period ended December 31, 2013:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2012	530,803	$10.06	247,743	$5.67	102,132	$10.40
Granted	—	—	—	—	31,374	12.75
Vested	—	—	(128,438)	4.93	(43,672)	12.10
Canceled	(107,270)	10.10	—	—	—	—
Forfeited	(75,134)	10.09	(75,134)	4.87	(37,473)	12.10
December 31, 2013	348,399	$10.05	44,171	$4.88	52,361	$11.86

As of December 31, 2013, awards representing 591,661 shares or potential shares of our common stock remained outstanding; therefore, awards representing 408,339 shares or potential shares of our common stock remained available for issuance under our 2011 LTIP.

The following table lists certain information related to stock options awarded under the LTIP which had vested as of December 31, 2013:

Number of vested stock options	304,228
Weighted-average exercise price per share	$10.04
Aggregate intrinsic value (in thousands)	$478
Weighted-average remaining contractual term (in years)	2.4

At December 31, 2013, our outstanding stock options had an aggregate intrinsic value of $0.5 million, and had a weighted-average remaining contractual term of 2.4 years.

Table of Contents	F - 23	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

We estimate the fair value of stock option awards at each reporting date using a Black-Scholes-Merton option-pricing model. As of December 31, 2013, we applied the following weighted-average assumptions:

	February 2012 Awards	March 2011 Awards
Expected term in years	3.1	2.3
Expected volatility	68.14%	56.67%
Expected dividends	—%	—%
Risk-free interest rates	0.78%	0.38%

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

Since inception of the LTIP, no stock options have been exercised.

The following tables present certain information related to compensation cost:

	Year Ended December 31,
	2013	2012	2011
Compensation cost included in operating expense (in thousands)
Stock options	$338	$1,102	$1,025
Restricted stock	831	973	667
Total	$1,169	$2,075	$1,692

December 31, 2013
Unrecognized compensation cost for non-vested awards (in thousands)
Stock options	$60
Restricted stock	185
Total	$245

Weighted-average years to be recognized
Stock options	0.3
Restricted stock	0.4

Table of Contents	F - 24	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 12. WRITE DOWNS, RESERVES AND RECOVERIES

Our operating results include various pretax charges to record contingent liability reserves, recoveries of previously recorded reserves and other non-routine transactions. The following table presents the components of write downs, reserves and recoveries for continuing operations (in thousands):

		December 31,
		2013	2012	2011
1.	CCDC litigation reserve	$3,100	$—	$—
2.	Tax penalties and interest related to bankruptcy estate	(1,459)	—	—
3.	Write off of capitalized environmental remediation costs	2,649	—	—
4.	Amounts related to closure of Henderson Casino Bowl	476	—	—
5.	Gain on insurance claim, St Jo flood	—	—	(3,259)
6.	Litigation settlements, net	—	(707)	(1,529)
7.	Settlement with insurance carriers	—	(78)	(1,600)
	Write downs, reserves and recoveries	$4,766	$(785)	$(6,388)

1.
As discussed in Note 14, we are party to ongoing litigation with our non-profit partner, CCDC, in Lakeside, Iowa. We have accrued this amount based upon the amount stipulated in the memorandum of understanding we discussed with CCDC in contemplation of settling this litigation. Although we did not ultimately agree to the settlement and the litigation remains open, the accrual represents our best estimate of anticipated expense to settle the litigation. We recorded the expense in our Midwest segment.

2.
During 2013, we resolved outstanding issues related to disputed claims filed by the IRS related to the Predecessor’s bankruptcy case and reversed the accrual, recording accrual, recording write downs, reserves and recoveries income at the corporate level.

3.
During the quarter ended December 31, 2013, we recorded a correction in our Nevada segment which expensed previously-capitalized costs related to the environmental remediation work performed during the construction of our new travel center at Whiskey Pete’s Hotel & Casino.

4.	We closed Henderson Casino Bowl on December 11, 2013. This amount represents asset write offs and other expense related to the closing.

5.
On June 27, 2011, we had to close our casino located in St. Joseph, Missouri due to flooding of the Missouri River; we reopened it on September 29, 2011. We settled our claim with our insurance carriers during the quarter ended December 31, 2011, and received all proceeds as of June 30, 2012.

6.	These amounts represent insurance recoveries and adjustments to legal reserves for claims against Predecessor.

7.
The 2012 amount represents the final payment we received from our insurance carriers in settlement of the St Jo flood claim. We recorded the income in our Midwest segment. With regard to the amount in 2011, we self-funded health care benefits, up to a certain stop-loss amount, for employees at our Midwest casinos through December 31, 2008. We discovered an error in the placement of the policy which caused us to absorb expense above the stop loss during 2008 and 2009. In July 2011, we entered into a settlement agreement with the insurance broker and received the noted amount as full settlement of the litigation claims related to the policy error.

NOTE 13. RELATED-PARTY TRANSACTIONS

General

Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are officers and directors of Predecessor. In addition, they are officers and directors of Terrible Herbst, Inc. and Berry-Hinckley Industries. There is no cross ownership between Predecessor and either Terrible Herbst, Inc. or Berry-Hinckley Industries. Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers. Sean Higgins, Predecessor’s General Counsel, is also the general counsel of Berry-Hinckley Industries.

Table of Contents	F - 25	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Slot route contract with Terrible Herbst, Inc.

Until the contract was terminated in February 2012 in connection with the sale of the Herbst Slot Route to JETT, we rented space for the exclusive placement of certain slot machines (route operations) in convenience stores owned by Terrible Herbst, Inc. We incurred rent expense of $1.8 million and $10.7 million under this agreement for the years ended December 31, 2012 and 2011, respectively.

Other arrangements with Terrible Herbst, Inc.

Until the contract was terminated in February 2012 in connection with the sale of the Herbst Slot Route to JETT, we provided accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores pursuant to a service agreement with Terrible Herbst, Inc. Pursuant to providing our services under the contract, Terrible Herbst paid us approximately $45,000 during the year ended December 31, 2012, and approximately $0.3 million for the year ended December 31, 2011.

We entered into a nonexclusive trademark license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extended through June 2013. Pursuant to this trademark license agreement, we incurred expense totaling approximately $0.3 million, $0.7 million, and $1.6 million to Terrible Herbst in the years ended December 31, 2013, 2012, and 2011, respectively.

We were party to a shared services agreement with Terrible Herbst and Berry-Hinckley Industries whereby (i) Terrible Herbst and Berry-Hinckley Industries reimbursed us for services performed by certain of our employees on behalf of Terrible Herbst and Berry-Hinckley Industries as requested from time to time, consisting primarily of the day-to-day functions of Terrible Herbst, and Berry-Hinckley Industries and (ii) we reimbursed Terrible Herbst for services performed by certain of their employees of Terrible Herbst on our behalf as requested from time to time, consisting primarily of maintaining the price books for certain of our service station locations. Under the shared services agreement, we received from Terrible Herbst approximately $0.5 million for services rendered during the year ended December 31, 2011. We received from Berry-Hinckley Industries approximately $68,000 during the year ended December 31, 2011. The shared services agreement expired on December 31, 2010 and was extended on a month-to-month basis through December 31, 2011. Effective January 1, 2012, we entered into a transition services agreement whereby the services of certain employees were extended as needed with a final termination date of April 30, 2012.

Until it expired on December 31, 2011, we had an advertising purchasing agreement with Terrible Herbst pursuant to which we purchased advertising time on Terrible Herbst’s network of gas pump and interior television screens for $35,000 per month for the year ended December 31, 2011.

Lease agreements

Pursuant to an amended lease agreement that expired on April 30, 2012, we leased from The Herbst Family Limited Partnership II, or Herbst FLP II, the real property on which our former corporate headquarters was located. The general partners of Herbst FLP II are Jerry and Maryanna Herbst. We paid $58,000 and $0.2 million under this lease during the years ended December 31, 2012 and 2011, respectively.

Pursuant to an amended lease agreement that expired on April 30, 2012, we leased from the Herbst’s Grandchildren’s Trust a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments. We paid $0.2 million and $0.6 million under this lease during the years ended December 31, 2012 and 2011, respectively.

We leased from the Herbst Family Limited Partnership the land on which the Terrible’s Town Casino in Pahrump, NV is located. Golden Gaming assumed this lease in connection with their purchase of the Pahrump casinos. We paid $35,000 and $0.2 million under this lease during the years ended December 31, 2012 and 2011, respectively.

We leased from Terrible Herbst the real property on which the Searchlight Casino in Searchlight, NV is located. Terrible Herbst leases that real property from an unrelated third party. JETT assumed this lease in connection with their purchase of the

Table of Contents	F - 26	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Searchlight casino. We paid $30,000 and $0.2 million under this lease during the years ended December 31, 2012 and 2011, respectively.

We leased land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years. We received rental income of $58,000 and $0.3 million under this lease during the years ended December 31, 2012 and 2011, respectively. Either we have terminated these leases or Golden Gaming assumed them in connection with the sale of the slot route and Pahrump casinos.

Related-party transactions

In September 2012, we entered into an agreement to divest non-core assets in the Truckee Disposition. Our former Chief Operating Officer, Ferenc Szony, became a managing principal at Truckee Gaming, LLC. One of our directors, Thomas M. Benninger, serves as a managing general partner of Global Leveraged Capital, LLC (“GLC”), a private investment and advisory firm. In connection with the Truckee Disposition, funds managed by affiliates of GLC provided mezzanine financing for Truckee Gaming and acquired warrants, which can be exercised under certain conditions, to obtain equity interests of Truckee Gaming. The Truckee Disposition closed on February 1, 2013.

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins. Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $25,000 and $0.2 million during each of the years ended December 31, 2012 and 2011, respectively. Golden Gaming assumed this slot route contract as part of the slot route operations they acquired from us.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location. Terms of this revenue-sharing contract were similar to the terms of the contract we entered into with HIGCO in 2003. Pursuant to this revenue-sharing contract, SamCon, Inc. paid us $17,000 and $0.1 million during each of the years ended December 31, 2012 and 2011, respectively. Golden Gaming assumed this slot route contract as part of the slot route operations they acquired from us.

In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of Predecessor’s owners. Pursuant to this revenue-sharing contract, Prescott’s paid us $74,000 during 2011. Golden Gaming assumed this slot route contract as part of the slot route operations they acquired from us.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases

We are party to contracts which we enter into in the ordinary course of our business, including leases for real property and operating leases for equipment. The following table presents future minimum lease payments under non-cancelable leases (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Lease payments	7,717	7,600	7,573	7,535	7,608	173,402	211,435

We incurred rent expense totaling approximately $8.0 million, $7.9 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

On March 5, 2013, Z Capital, individually as well as derivatively on behalf of Affinity Gaming, filed a complaint (the “Complaint”) against us as a nominal party and our directors as defendants in the District Court, Clark County, Nevada (the

Table of Contents	F - 27	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

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

Table of Contents	F - 28	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

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

Chartwell Advisory Group, Ltd. (“Chartwell”), a professional services firm that facilitated filing refund requests with the Nevada Tax Commission for sales and use tax paid by certain casinos on the cost of complimentary meals for periods beginning in 2004, has filed a lawsuit against numerous Nevada casino operators, including one of our subsidiaries, alleging that it is owed a percentage of the tax casinos did not have to pay as a result of the 2012 regulation and related settlement agreement. Our subsidiary entered into an agreement with this firm prior to the bankruptcy whereby Chartwell would receive a percentage of any refund we received from the state of sales tax previously paid by our subsidiary. We do not believe any amounts are due to Chartwell and accordingly, have not recorded an accrual. We intend to vigorously defend the lawsuit and our subsidiary has recently filed a motion to dismiss the claims against it, which motion is pending.

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

From the beginning of construction through December 31, 2013, we have incurred approximately $3.7 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million, and we received $1 million from our insurer as of December 31, 2013. We have made a demand for further reimbursement from our insurer and are attempting to negotiate with them regarding such demand as well as future reimbursement requests; however, we cannot predict the likelihood or amount of future recovery.

Although we believe that incurring additional cost related to the testing and ongoing monitoring of groundwater for contamination is probable, we cannot reasonably estimate an amount to accrue at this time because the NDEP has not told us what additional work, if any, it will require us to perform. Additionally, we believe some or all of the ongoing monitoring costs

Table of Contents	F - 29	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

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

	December 31, 2013	December 31, 2012
Balance at beginning of period	$724	$679
Accretion expense	49	45
Balance at end of period	$773	$724

NOTE 15. EMPLOYEE BENEFIT PLANS

We maintain retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. We provide limited matches of a portion of eligible employees’ contributions. For the years ended December 31, 2013 and 2012, we recorded contribution expense related to our 401(k) plans of $0.3 million and $0.1 million, respectively. We did not record contribution expense during 2011 because we did not offer any form of match of employees’ contributions during that year.

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

Table of Contents	F - 30	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 16. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross revenue
Nevada	$267,826	$301,971	$296,903
Midwest	134,249	140,035	130,709
Colorado	43,505	14,355	—
Total gross revenue	445,580	456,361	427,612
Promotional allowances
Nevada	(36,986)	(39,386)	(37,742)
Midwest	(11,957)	(12,142)	(11,283)
Colorado	(6,149)	(1,657)	—
Total promotional allowances	(55,092)	(53,185)	(49,025)
Net revenue
Nevada	230,840	262,585	259,161
Midwest	122,292	127,893	119,426
Colorado	37,356	12,698	—
Total net revenue	390,488	403,176	378,587

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

In our prior filings with the Securities and Exchange Commission, we reported both Segment EBITDA and Adjusted EBITDA as non-GAAP measures of profit and loss used to manage the operational performance of our segments. We recently clarified that we intended Segment EBITDA to include write offs, reserves and recoveries, while we intended Adjusted EBITDA to exclude write offs, reserves and recoveries. Management has determined that Adjusted EBITDA, as defined in the previous paragraph, is the most appropriate measure of profit and loss to use while evaluating segment performance, and that two measures are no longer necessary.

Table of Contents	F - 31	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Year Ended December 31,
	2013	2012	2011
Adjusted EBITDA
Nevada	28,609	32,784	31,812
Midwest	37,041	40,820	37,204
Colorado	8,322	7,718	—
Corporate and other	(11,064)	(10,651)	(10,521)
Total Adjusted EBITDA	62,908	70,671	58,495

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Year Ended December 31, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Loss on Impairment of Assets	Operating Income from Continuing Operations
Nevada	28,609	(14,729)	—	(3,125)	(165)	10,590
Midwest	37,041	(7,023)	—	(3,100)	—	26,918
Colorado	8,322	(5,058)	—	—	—	3,264
Corporate and other	(11,064)	(999)	(1,169)	1,459	—	(11,773)
Continuing operations	62,908	(27,809)	(1,169)	(4,766)	(165)	28,999

	Year Ended December 31, 2012
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	32,784	(14,150)	—	—	—	18,634
Midwest	40,820	(6,663)	—	—	78	34,235
Colorado	7,718	(2,042)	—	—	—	5,676
Corporate and other	(10,651)	(411)	(2,075)	(421)	707	(12,851)
Continuing operations	70,671	(23,266)	(2,075)	(421)	785	45,694

Table of Contents	F - 32	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	31,812	(14,100)	—	—	17,712
Midwest	37,204	(6,542)	—	3,259	33,921
Colorado	—	—	—	—	—
Corporate and other	(10,521)	(527)	(1,680)	3,129	(9,599)
Continuing operations	58,495	(21,169)	(1,680)	6,388	42,034

The following table presents total assets by reportable segment (in thousands):

	December 31, 2013	December 31, 2012
Total assets by reportable segment
Nevada	$228,956	$228,980
Midwest	213,671	212,868
Colorado	83,149	78,455
Reportable segment total assets	525,776	520,303
Corporate and other	117,963	131,619
Total assets	$643,739	$651,922

Total assets in the Corporate and other line consist primarily of cash at the corporate entity and, at December 31, 2012, held-for-sale assets.

The following table presents capital expenditures by reportable segment (in thousands):

	Year Ended December 31,
	2013	2012	2011
Capital expenditures by reportable segment
Nevada	$14,810	$12,952	$20,157
Midwest	6,378	10,737	11,136
Colorado	9,650	1,565	—
Reportable segment capital expenditures	30,838	25,254	31,293
Corporate	1,003	2,857	1,520
Total capital expenditures	$31,841	$28,111	$32,813

Table of Contents	F - 33	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 17. SELECTED QUARTERLY FINANCIAL INFORMATION

UNAUDITED
(in thousands)

	March 31	June 30	September 30	December 31	Total
December 31, 2013
Net revenue	$101,046	$100,312	$99,123	$90,007	$390,488
Operating income	10,941	9,074	5,653	3,331	28,999
Income (loss) from continuing operations	2,216	1,124	(1,206)	(3,125)	(991)
December 31, 2012
Net revenue	$101,705	$103,045	$100,710	$97,716	$403,176
Operating income	14,423	13,152	10,075	8,044	45,694
Income (loss) from continuing operations	4,614	(2,089)	1,646	463	4,634

NOTE 18. CONDENSED CONSOLIDATED GUARANTOR DATA

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

Table of Contents	F - 34	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Balance Sheet
December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$98,296	$—	$42,561	$—	$—	$140,857
Restricted cash	469	—	139	—	—	608
Accounts receivable, net	510	—	2,861	—	—	3,371
Income tax receivable	420	—	—	—	—	420
Prepaid expense	586	—	9,272	—	—	9,858
Inventory	—	—	2,977	—	—	2,977
Deferred income tax asset	267	—	3,373	—	—	3,640
Total current assets	100,548	—	61,183	—	—	161,731
Property and equipment, net	3,395	—	268,334	—	—	271,729
Intercompany receivables	—	—	36,129	—	(36,129)	—
Investment in subsidiaries	523,859	—	—	—	(523,859)	—
Other assets, net	10,648	—	2,071	—	—	12,719
Intangibles	—	—	129,044	—	—	129,044
Goodwill	—	—	68,516	—	—	68,516
Long-term deferred tax asset	—	—	—	—	—	—
Total assets	$638,450	$—	$565,277	$—	$(559,988)	$643,739

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,097	$—	$13,728	$—	$—	$15,825
Intercompany payables	36,129	—	—	—	(36,129)	—
Accrued interest	2,468	—	—	—	—	2,468
Accrued expense	832	—	21,309	—	—	22,141
Current maturities of long-term debt	9,961	—	—	—	—	9,961
Other current liabilities	—	—	187	—	—	187
Total current liabilities	51,487	—	35,224	—	(36,129)	50,582
Long-term debt, less current portion	379,833	—	—	—	—	379,833
Other liabilities	2,459	—	773	—	—	3,232
Deferred income tax liability	152	—	5,421	—	—	5,573
Total liabilities	433,931	—	41,418	—	(36,129)	439,220

Common stock	20	—	—	—	—	20
Other equity	204,499	—	523,859	—	(523,859)	204,499
Total owners’ equity	204,519	—	523,859	—	(523,859)	204,519
Total liabilities and owners’ equity	$638,450	$—	$565,277	$—	$(559,988)	$643,739

Table of Contents	F - 35	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Balance Sheet
December 31, 2012
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$89,063	$—	$37,810	$—	$—	$126,873
Restricted cash	469	—	139	—	—	608
Accounts receivable, net	775	—	4,334	—	—	5,109
Prepaid expense	1,060	—	7,508	—	—	8,568
Inventory	—	—	2,835	—	—	2,835
Deferred income tax asset	904	—	2,220	—	—	3,124
Total current assets	92,271	—	54,846	—	—	147,117
Property and equipment, net	3,866	—	264,082	—	—	267,948
Intercompany receivables	—	—	27,500	—	(27,500)	—
Investment in subsidiaries	338,535	—	—	—	(338,535)	—
Intercompany notes receivable	193,216	—	—	—	(193,216)	—
Other assets, net	11,820	—	3,131	—	—	14,951
Assets held for sale	—	—	21,443	—	—	21,443
Intangibles	—	—	131,947	—	—	131,947
Goodwill	—	—	68,516	—	—	68,516
Total assets	$639,708	$—	$571,465	$—	$(559,251)	$651,922

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,043	$—	$11,958	$—	$—	$14,001
Intercompany payables	27,500	—	—	—	(27,500)	—
Accrued interest	2,581	—	—	—	—	2,581
Accrued expense	2,802	—	18,295	—	—	21,097
Income tax payable	516	—	—	—	—	516
Intercompany notes payable	—	—	193,216	—	(193,216)	—
Current maturities of long-term debt	7,281	—	—	—	—	7,281
Total current liabilities	42,723	—	223,469	—	(220,716)	45,476
Long-term debt, less current portion	389,435	—	—	—	—	389,435
Other liabilities	283	—	724	—	—	1,007
Liabilities held for sale	—	—	3,552	—	—	3,552
Deferred income tax liability	137	—	5,185	—	—	5,322
Total liabilities	432,578	—	232,930	—	(220,716)	444,792

Common stock	20	—	—	—	—	20
Other equity	207,110	—	338,535	—	(338,535)	207,110
Total owners’ equity	207,130	—	338,535	—	(338,535)	207,130
Total liabilities and owners’ equity	$639,708	$—	$571,465	$—	$(559,251)	$651,922

Table of Contents	F - 36	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Statement of Operations
Year Ended December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$301,134	$—	$—	$301,134
Food and beverage	—	—	45,494	—	—	45,494
Lodging	—	—	26,166	—	—	26,166
Fuel and retail	—	—	59,011	—	—	59,011
Other	—	—	13,775	—	—	13,775
Total revenue	—	—	445,580	—	—	445,580
Promotional allowances	—	—	(55,092)	—	—	(55,092)
Net revenue	—	—	390,488	—	—	390,488
EXPENSE
Casino	—	—	119,357	—	—	119,357
Food and beverage	—	—	45,375	—	—	45,375
Lodging	—	—	17,551	—	—	17,551
Fuel and retail	—	—	49,094	—	—	49,094
Other	—	—	7,704	—	—	7,704
General and administrative	—	—	77,435	—	—	77,435
Depreciation and amortization	999	—	26,810	—	—	27,809
Corporate	12,233	—	—	—	—	12,233
Write downs, reserves and recoveries	(1,459)	—	6,225	—	—	4,766
Loss on impairment of assets	—	—	165	—	—	165
Total expense	11,773	—	349,716	—	—	361,489
Operating income (loss) from continuing operations	(11,773)	—	40,772	—	—	28,999
Other income (expense)
Interest expense, net	(30,589)	—	—	—	161	(30,428)
Intercompany interest income	30,595	—	—	—	(30,595)	—
Intercompany interest expense	—	—	(30,595)	—	30,595	—
Loss on extinguishment (or modification) of debt	(81)	—	—	—	—	(81)
Income from equity investments in subsidiaries	6,604	—	—	—	(6,604)	—
Total other income (expense), net	6,529	—	(30,595)	—	(6,443)	(30,509)
Loss from continuing operations before income tax	(5,244)	—	10,177	—	(6,443)	(1,510)
Benefit from (provision for) income taxes	4,017	—	(3,498)	—	—	519
Income (loss) from continuing operations	$(1,227)	$—	$6,679	$—	$(6,443)	$(991)

Discontinued operations
Income (loss) from discontinued operations before income tax	—	—	(369)	—	—	(369)
Benefit from (provision for) income taxes	—	—	133	—	—	133
Loss from discontinued operations	$—	$—	$(236)	$—	$—	$(236)
Net income (loss)	$(1,227)	$—	$6,443	$—	$(6,443)	$(1,227)

Table of Contents	F - 37	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Statement of Operations
Year Ended December 31, 2012
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$285,169	$—	$—	$285,169
Food and beverage	—	—	45,784	—	—	45,784
Lodging	—	—	29,227	—	—	29,227
Fuel and retail	—	—	74,971	—	—	74,971
Other	—	—	21,210	—	—	21,210
Total revenue	—	—	456,361	—	—	456,361
Promotional allowances	—	—	(53,185)	—	—	(53,185)
Net revenue	—	—	403,176	—	—	403,176
EXPENSE
Casino	—	—	110,267	—	—	110,267
Food and beverage	—	—	46,395	—	—	46,395
Lodging	—	—	18,006	—	—	18,006
Fuel and retail	—	—	64,707	—	—	64,707
Other	—	—	9,649	—	—	9,649
General and administrative	—	—	72,830	—	—	72,830
Depreciation and amortization	411	—	22,855	—	—	23,266
Pre-opening expense	421	—	—	—	—	421
Corporate	12,726	—	—	—	—	12,726
Write downs, reserves and recoveries	(707)	—	(78)	—	—	(785)
Total expense	12,851	—	344,631	—	—	357,482
Operating income (loss) from continuing operations	(12,851)	—	58,545	—	—	45,694
Other income (expense)
Interest expense, net	(32,753)	—	—	—	3,022	(29,731)
Intercompany interest income	29,848	—	—	—	(29,848)	—
Intercompany interest expense	—	—	(29,848)	—	29,848	—
Loss on extinguishment (or modification) of debt	(8,842)	—	—	—	—	(8,842)
Income from equity investments in subsidiaries	15,884	—	—	—	(15,884)	—
Total other income (expense), net	4,137	—	(29,848)	—	(12,862)	(38,573)
Income from continuing operations before income tax	(8,714)	—	28,697	—	(12,862)	7,121
Benefit from (provision for) income taxes	7,534	—	(10,021)	—	—	(2,487)
Income from continuing operations	$(1,180)	$—	$18,676	$—	$(12,862)	$4,634

Discontinued operations
Loss from discontinued operations before tax	—	—	(14,205)	5,120	—	(9,085)
Benefit for income taxes	—	—	5,114	(1,843)	—	3,271
Loss from discontinued operations	$—	$—	$(9,091)	$3,277	$—	$(5,814)
Net income (loss)	$(1,180)	$—	$9,585	$3,277	$(12,862)	$(1,180)

Table of Contents	F - 38	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Statement of Operations
Year Ended December 31, 2011
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$265,810	$—	$—	$265,810
Food and beverage	—	—	41,710	—	—	41,710
Lodging	—	—	25,222	—	—	25,222
Fuel and retail	—	—	76,241	—	—	76,241
Other	—	—	18,629	—	—	18,629
Total revenue	—	—	427,612	—	—	427,612
Promotional allowances	—	—	(49,025)	—	—	(49,025)
Net revenue	—	—	378,587	—	—	378,587
EXPENSE
Casino	—	—	101,399	—	—	101,399
Food and beverage	—	—	41,806	—	—	41,806
Lodging	—	—	17,518	—	—	17,518
Fuel and retail	—	—	67,291	—	—	67,291
Other	—	—	12,546	—	—	12,546
General and administrative	—	—	69,011	—	—	69,011
Depreciation and amortization	527	—	20,642	—	—	21,169
Corporate	12,201	—	—	—	—	12,201
Write downs, reserves and recoveries	(3,129)	—	(3,259)	—	—	(6,388)
Total expense	9,599	—	326,954	—	—	336,553
Operating income (loss) from continuing operations	(9,599)	—	51,633	—	—	42,034
Other income (expense)
Interest expense, net	(35,591)	—	—	—	7,227	(28,364)
Intercompany interest income	28,398	—	—	—	(28,398)	—
Intercompany interest expense	—	—	(28,398)	—	28,398	—
Other costs	(1,576)	—	—	—	—	(1,576)
Income from equity investments in subsidiaries	21,001	—	—	—	(21,001)	—
Total other income (expense), net	12,232	—	(28,398)	—	(13,774)	(29,940)
Income from continuing operations before income tax	2,633	—	23,235	—	(13,774)	12,094
Benefit from (provision for) income taxes	3,889	—	(8,111)	—	—	(4,222)
Income from continuing operations	$6,522	$—	$15,124	$—	$(13,774)	$7,872

Discontinued operations
Loss from discontinued operations before tax	—	—	(456)	(1,421)	—	(1,877)
Benefit for income taxes	—	—	128	399	—	527
Loss from discontinued operations	$—	$—	$(328)	$(1,022)	$—	$(1,350)
Net income (loss)	$6,522	$—	$14,796	$(1,022)	$(13,774)	$6,522

Table of Contents	F - 39	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(30,366)	$—	$67,153	$—	$36,787

Cash flows from investing activities:
Restricted cash	—	—	—	—	—
Proceeds from sale to Truckee Gaming, LLC	17,447	—	—	—	17,447
Proceeds from sale of property and equipment	20	—	50	—	70
Purchases of property and equipment	(1,127)	—	(30,593)	—	(31,720)
Net cash provided by (used in) investing activities	$16,340	$—	$(30,543)	$—	$(14,203)

Cash flows from financing activities:
Change in intercompany accounts	31,683	—	(31,683)	—	—
Payments on long-term debt	(11,568)	—	(176)	—	(11,744)
Proceeds from long-term debt	4,314	—	—	—	4,314
Loan origination fees	(852)	—	—	—	(852)
Repurchases of vested share-based awards	(318)	—	—	—	(318)
Net cash provided by (used in) financing activities	$23,259	$—	$(31,859)	$—	$(8,600)

Net increase in cash and cash equivalents	9,233	—	4,751	—	13,984

Cash and cash equivalents
Beginning of year	89,063	—	37,810	—	126,873
End of period	$98,296	$—	$42,561	$—	$140,857

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$—	$36	$—	$36
Cash flows from investing activities	—	—	(4,695)	—	(4,695)
Cash flows from discontinued operations	$—	$—	$(4,659)	$—	$(4,659)

Table of Contents	F - 40	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2012
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(22,686)	$—	$61,184	$—	$38,498

Cash flows from investing activities:
Restricted cash	8,636	—	(7)	—	8,629
Excess cash from discontinued operations	—	—	—	23,892	23,892
Cash paid for business acquisition	(4,305)	—	—	—	(4,305)
Insurance proceeds St Jo flood	—	—	3,045	—	3,045
Proceeds from sale of property and equipment	—	—	66	—	66
Purchases of property and equipment	(2,723)	—	(23,702)	—	(26,425)
Net cash provided by (used in) investing activities	$1,608	$—	$(20,598)	$23,892	$4,902

Cash flows from financing activities:
Change in intercompany accounts	67,559	—	(43,667)	(23,892)	—
Payment on long-term debt	(349,900)	—	—	—	(349,900)
Proceeds from long term debt	398,000	—	—	—	398,000
Loan origination fees	(10,583)	—	—	—	(10,583)
Net cash provided by (used in) financing activities	$105,076	$—	$(43,667)	$(23,892)	$37,517

Net increase (decrease) in cash and cash equivalents	83,998	—	(3,081)	—	80,917

Cash and cash equivalents
Beginning of year	5,065	—	40,891	—	45,956
End of period	$89,063	$—	$37,810	$—	$126,873

Cash flows from discontinued operations:
Cash flows from operating activities	—	—	(1,447)	(46)	$(1,493)
Cash flows from investing activities	—	—	$(1,317)	$17	(1,300)
Cash flows from discontinued operations	$—	$—	$(2,764)	$(29)	$(2,793)

Table of Contents	F - 41	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2011
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(22,745)	$—	$43,292	$—	$20,547

Cash flows from investing activities:
Restricted cash	(1,500)	—	—	—	(1,500)
Proceeds from sale of property and equipment	925	—	153	—	1,078
Purchases of property and equipment	(1,502)	—	(29,226)	—	(30,728)
Net cash provided by (used in) investing activities	$(2,077)	$—	$(29,073)	$—	$(31,150)

Cash flows from financing activities:
Change in intercompany accounts	12,164	—	(12,164)	—	—
Payment on long-term debt	(1,600)	—	—	—	(1,600)
Loan origination fees	(1,622)	—	—	—	(1,622)
Net cash provided by (used in) financing activities	$8,942	$—	$(12,164)	$—	$(3,222)

Net increase (decrease) in cash and cash equivalents	(15,880)	—	2,055	—	(13,825)

Cash and cash equivalents
Beginning of year	20,945	—	38,836	—	59,781
End of period	$5,065	$—	$40,891	$—	$45,956

Cash flows from discontinued operations:
Cash flows from operating activities	—	—	6,123	16,176	$22,299
Cash flows from investing activities	—	—	$(3,304)	$(3,701)	(7,005)
Cash flows from discontinued operations	$—	$—	$2,819	$12,475	$15,294

Table of Contents	F - 42	Financial Statement Index