Form 10-Q
period 2014-03-31
Affinity Gaming
filed 2014-05-15
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of May 15, 2014, 20,243,262 of the registrant's shares of common stock were outstanding.

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

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (ii) expectations regarding the operation of slot machines at our casino properties; or (iii) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to complete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws,

•	severe weather conditions and other natural disasters which affect visitation to our casinos,

•	environmental contamination and remediation costs,

•	pending and potential litigation,

•	the global financial crisis and, in particular, the economic downturn in Nevada and California,

•	changes in income and payroll tax laws,

•	changes in health care benefits laws,

•	additional gaming licenses, approval of video lottery terminals, slots or other forms of gaming may be granted in jurisdictions where we operate adversely affecting our operations,

•	security breaches of our information systems resulting in loss or compromise of customer data,

•	changes in the smoking laws, and

•	other factors as described in “Part I. Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

Any forward-looking statement made by us in this report speaks only as of the date of this report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We

Table of Contents	ii

undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Table of Contents	iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$150,312	$140,857
Restricted cash	608	608
Accounts receivable, net of reserve of $583 and $537, respectively	3,932	3,371
Income tax receivable	361	420
Prepaid expense	9,122	9,858
Inventory	2,424	2,977
Deferred tax asset	4,112	3,640
Total current assets	170,871	161,731
Property and equipment, net	265,885	271,729
Other assets, net	12,526	12,719
Intangibles, net	128,419	129,044
Goodwill	68,516	68,516
Total assets	$646,217	$643,739
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$12,947	$15,825
Accrued interest	6,968	2,468
Accrued expense	22,799	22,141
Current maturities of long-term debt	9,961	9,961
Other current liabilities	163	187
Total current liabilities	52,838	50,582
Long-term debt	379,473	379,833
Other liabilities	3,225	3,232
Deferred income taxes	6,068	5,573
Total liabilities	441,604	439,220

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,243,262 shares issued and outstanding	20	20
Additional paid-in-capital	205,773	205,726
Retained earnings	(1,180)	(1,227)
Total owners’ equity	204,613	204,519
Total liabilities and owners’ equity	$646,217	$643,739
See notes to consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended March 31,
	2014	2013
REVENUE
Casino	$75,954	$78,088
Food and beverage	12,518	11,401
Lodging	6,907	6,609
Fuel and retail	13,519	15,079
Other	3,689	3,249
Total revenue	112,587	114,426
Promotional allowances	(16,017)	(13,380)
Net revenue	96,570	101,046
EXPENSE
Casino	31,273	30,403
Food and beverage	11,861	11,622
Lodging	4,392	4,422
Fuel and retail	10,888	13,092
Other	2,155	1,933
General and administrative	19,129	18,172
Depreciation and amortization	7,066	6,871
Corporate	2,937	3,590
Write downs, reserves and recoveries	23	—
Total expense	89,724	90,105
Operating income from continuing operations	6,846	10,941
Other expense
Interest expense, net	(6,777)	(7,529)
Total other expense, net	(6,777)	(7,529)
Income from continuing operations before income tax	69	3,412
Provision for income taxes	(22)	(1,196)
Income from continuing operations	$47	$2,216

Discontinued operations (Note 13):
Loss from discontinued operations before income tax	—	(369)
Benefit from income taxes	—	133
Loss from discontinued operations	$—	$(236)
Net income	$47	$1,980
See notes to consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Quarter Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$47	$1,980
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	—	369
Depreciation and amortization	7,066	6,871
Amortization of debt costs and discounts	247	537
Gain on sale of property and equipment	—	(10)
Share-based compensation	47	333
Deferred income taxes	23	1,265
Receivable from related party (Truckee Gaming, LLC)	—	(582)
Changes in operating assets and liabilities:
Accounts receivable	(230)	809
Prepaid expense	736	(1,019)
Inventory	553	137
Other assets	26	197
Accounts payable	(152)	1,488
Accrued interest	4,500	4,589
Accrued expense	658	1,607
Income tax payable/receivable	59	(772)
Other liabilities	(20)	(44)
Net cash provided by operating activities	13,560	17,755
Cash flows from investing activities:
Restricted cash	—	(17,419)
Proceeds from sale to Truckee Gaming, LLC	—	17,447
Proceeds from sale of property and equipment	—	10
Purchases of property and equipment	(3,557)	(6,658)
Net cash used in investing activities	(3,557)	(6,620)
Cash flows from financing activities:
Payment on long-term debt	(548)	(500)
Loan origination fees	—	(62)
Net cash used in financing activities	(548)	(562)
Net increase in cash and cash equivalents	9,455	10,573
Cash and cash equivalents:
Beginning of period	140,857	126,873
End of period	$150,312	$137,446

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$36
Cash flows from investing activities	—	(4,695)
Cash flows from discontinued operations	$—	$(4,659)
Supplemental cash flow information:
Cash paid during the period for interest	$2,076	$2,683
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$307	$670
Acquisition of property and equipment under capital lease	82	—
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization

Affinity Gaming (formerly known as Affinity Gaming, LLC, and together with its subsidiaries, “Affinity” or “we”) originally organized as Herbst Gaming, LLC in Nevada on March 29, 2010. We subsequently changed our name to Affinity Gaming, LLC on May 20, 2011.

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

In relation to the litigation they initiated, which we describe in Note 11, Z Capital Partners, L.L.C. and certain of its affiliates (collectively “Z Capital”) filed a motion for preliminary injunction to enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity and its Board of Directors from enforcing the Rights Agreement, while denying the remainder of the motion. The defendants filed an appeal of the District Court's decision to the Nevada Supreme Court, which appeal is pending. Despite the District Court's ruling on the preliminary injunction motion, we can neither evaluate the likelihood of an

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

On February 1, 2013, we completed the sale to Truckee Gaming, LLC (“Truckee Gaming”) of the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada (“Truckee Disposition”). In December 2013, we closed the Henderson Casino.

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2014, with the audited Consolidated Balance Sheet amounts as of December 31, 2013 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of March 31, 2014, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2013 Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes to Significant Accounting Policies

We have made no material changes to our significant accounting policies as reported in our 2013 Form 10-K.

Table of Contents	6	Financial Statement Index

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and, other than those we have disclosed in previous filings with the Securities and Exchange Commission, we do not believe any of such pronouncements will have a material effect on our operations.

NOTE 3. RESTRICTED CASH

Restricted cash balances at March 31, 2014 and at December 31, 2013 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation policies.

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated Life (Years)	March 31, 2014	December 31, 2013
Building and improvements	7 - 40	$181,699	$180,333
Gaming equipment	3 - 10	56,172	55,277
Furniture, fixtures, and equipment	3 - 10	42,142	40,183
Leasehold improvements	7	196	196
Land	—	39,493	39,848
Barge	30	15,019	15,019
Construction-in-progress		2,682	5,964
Total property and equipment		337,403	336,820
Less accumulated depreciation		(71,518)	(65,091)
Total property and equipment, net		$265,885	$271,729

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes intangible assets by category (dollars in thousands):

	March 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(5,080)	$7,084	$12,164	$(4,580)	$7,584
Trademarks	2,982	(1,524)	1,458	2,982	(1,399)	1,583
	$15,146	$(6,604)	$8,542	$15,146	$(5,979)	$9,167
Indefinite-lived intangible assets
Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
	$119,877		$119,877	$119,877		$119,877
Total intangible assets	$135,023		$128,419	$135,023		$129,044

The following table summarizes the changes in goodwill by reportable segment during the quarter ended March 31, 2014:

	Nevada	Midwest	Colorado	Total
Balance at December 31, 2013	$33,665	$14,622	$20,229	$68,516
Impairment of goodwill	—	—	—	—
Balance at March 31, 2014	$33,665	$14,622	$20,229	$68,516

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

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Capitalized loan fees, net	$8,114	$8,279
Long-term deposits	3,855	3,855
Other assets	557	585
Total	$12,526	$12,719

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Progressive jackpot liabilities	$3,084	$3,294
Accrued payroll and related	8,092	7,353
Slot club point liability	3,816	3,574
Litigation reserves	3,100	3,100
Other accrued expense	4,707	4,820
Total	$22,799	$22,141

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	March 31, 2014	December 31, 2013
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized discount	(1,370)	(1,452)
9% Senior Unsecured Notes due 2018, net	198,630	198,548
Term loan due 2017	190,759	191,246
Total debt, including current portion	389,389	389,794
Less: current maturities	(9,961)	(9,961)
Plus: long-term portion of capital leases	45	—
Total long-term debt	$379,473	$379,833

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

On December 13, 2013, we completed the First Amendment to the Credit Agreement (now, the “Amended Credit Agreement”). The First Amendment reduces the applicable LIBOR rate floor on the New Credit Facility from 1.25% to 1.00%, and it reduces the applicable margin from 4.25% to 3.25% in the case of Eurodollar term loans and from 3.25% to 2.25% in the case of base rate term loans. In addition, the First Amendment excludes holders of at least 20% of our voting equity as of the First Amendment closing date from the change of control provisions of the credit agreement, increases the threshold for a change of control from 40% to 50% of our voting equity and removes the cross-default provisions to a change of control to our outstanding existing 2018 Notes. The First Amendment also adds flexibility to make asset sales and extends the reinvestment period for asset sale proceeds from 12 months to 18 months, while adding a soft call protection for the lenders whereby we

Table of Contents	9	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

must pay a 1% fee on the amount of any term loans which we reprice within the first six months after the First Amendment closing date.

We incur and pay interest on the Initial Term Loan under the Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%.  The Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The New Credit Facility provides an accordion feature which allows us to seek additional borrowings of up to $80 million subject to certain customary terms and conditions, including pro forma compliance with a maximum leverage ratio, as defined in the Amended Credit Agreement. Total unamortized loan fees as of March 31, 2014 totaled $8.1 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the 2018 Notes and the Initial Term Loan.

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

The Amended Credit Agreement contains customary covenants including maximum total leverage ratio, maximum secured leverage ratio, minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Initial Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the net leverage ratio is greater than or equal to 4.00 to 1.00, equal to 25% of excess cash flow when the net leverage ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the net leverage ratio is less than or equal to 3.00 to 1.00.  At March 31, 2014, we were in compliance with all financial covenants related to our debt agreements; the Leverage Ratio on that date was 6.19 to 1.00 and the Interest Coverage Ratio was 2.11 to 1.00. The excess cash flow payment for the year ended December 31, 2013 was $8,014, which we paid on April 3, 2014. The excess cash flow payment is included in the current portion of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2014.

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

We based the estimated fair value of the 2018 Notes and the Senior Secured Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at March 31, 2014 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$198,630	$212,534
Term loan due 2017	190,759	190,759
Total	$389,389	$403,293

NOTE 9. INCOME TAXES

For the quarters ended March 31, 2014 and 2013, our overall effective income tax rates were 31.9% and 35.0%, respectively.

We have analyzed our filing positions in each jurisdiction where we are required to file income tax returns. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments which will result in a material change to our financial position.

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions. Our federal income tax returns for fiscal years 2011 and 2012 are currently under examination.

Table of Contents	11	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. SHARE-BASED COMPENSATION

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

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock units for the period ended March 31, 2014:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2013	348,399	$10.05	44,171	$4.88	52,361	$11.86
Granted	55,148	11.61	55,148	5.44	—	—
Vested	—	—	(26,955)	4.25	(36,272)	11.83
Canceled	—	—	—	—	—	—
Forfeited	(8,446)	10.25	(8,446)	5.46	—	—
March 31, 2014	395,101	$10.26	63,918	$5.34	16,089	$11.91

As of March 31, 2014, awards representing 638,362 shares or potential shares of our common stock remained outstanding; therefore, awards representing 361,638 shares or potential shares of our common stock remained available for issuance under our 2011 LTIP.

We account for stock option awards as liabilities. As of March 31, 2014, we have reported a $2.2 million share-based compensation liability in the Other liabilities line item.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Data Security Event

In late October 2013, Affinity was contacted by law enforcement regarding fraudulent credit and debit card charges which may have been linked to a data security breach in Affinity’s system. We immediately initiated a thorough investigation, supported by a professional forensic investigative firm, to determine the nature and scope of the compromise. In December 2013, we issued a press release advising that our payment processing system became infected by malware, which resulted in a compromise of credit card and debit card information belonging to individuals who used their cards at restaurants, hotels and gift shops at our facilities between March 14 and October 16, 2013. As of November 14, 2013, our third-party forensics expert advised us that our credit card processing systems were secured. We encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure. In April 2014, we learned that an unauthorized intrusion and installation of malware compromising the credit card processing environment again occurred. We have hired a different professional forensics investigation firm with globally-recognized expertise in data security to conduct a thorough investigation of the more recent occurrence, and the security of our entire information technology environment as it relates to both incidents. Although the investigation is on-going, we have reason to believe that credit card and debit card information from individuals who used their cards at restaurants, hotels and gift shops at our properties between December 7, 2013 and April 28, 2014, may have been compromised.

Table of Contents	12	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity carries insurance coverage of $5.0 million for liability resulting from network security events. We cannot estimate the total amount which we will ultimately incur because the investigation is in its early stages; however, we believe we will likely incur at least $0.25 million, which is our self-insured retention related to each event.

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

Z Capital filed a motion on April 9, 2013 for a preliminary injunction which would enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity and its Board of Directors from enforcing the Rights Agreement, while denying the remainder of the motion. The defendants filed an appeal of the District Court's decision to the Nevada Supreme Court, which appeal is pending and scheduled to be heard June 4, 2014. Despite the District Court's ruling on the preliminary injunction motion, we can neither evaluate the likelihood of an unfavorable outcome nor estimate the potential loss or range of loss because discovery just began and plaintiffs have not articulated their theory of the case with respect to monetary damages.

Representatives of Z Capital and of SPH Manager, LLC (“SPH Manager”) have reached a tentative understanding which would involve (1) reconstituting the Board to include seven members, consisting of the Affinity’s Chief Executive Officer, two members designated by Z Capital and four members, including two independent directors, designated by the SPH Manager and stockholders other than Z Capital, and (2) resolving and dismissing the existing litigation between Z Capital and Affinity (and certain of its directors). The tentative understanding will not become final and binding until definitive agreements with respect thereto are executed and delivered by all parties and there can be no assurance that such definitive agreements will be so executed and delivered.

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

Chartwell Advisory Group, Ltd. (“Chartwell”), a professional services firm that facilitated filing refund requests with the Nevada Tax Commission for sales and use tax paid by certain casinos on the cost of complimentary meals for periods beginning in 2004, has filed a lawsuit against numerous Nevada casino operators, including one of our subsidiaries, alleging that it is owed a percentage of the tax casinos did not have to pay as a result of the 2012 regulation and related settlement agreement. Our subsidiary entered into an agreement with this firm prior to the bankruptcy whereby Chartwell would receive a percentage of any refund we received from the state of sales tax previously paid by our subsidiary. Although Chartwell asserts that we owe them approximately $0.275 million, we do not believe any amounts are due to Chartwell and accordingly, we have not recorded an accrual. We intend to vigorously defend the lawsuit and our subsidiary has recently filed a motion to dismiss the claims against it, which motion is pending.

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

Through March 31, 2014, we have incurred approximately $3.7 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million, and we received $1 million from our insurer in 2013. Following a demand for further reimbursement, we have reached an agreement to receive an additional $0.5 million from our insurer, without prejudice to any claims we may have against our environmental remediation consultant. We expect to collect the proceeds during the second quarter of 2014.

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

	March 31, 2014	December 31, 2013
Balance at beginning of period	$773	$724
Accretion expense	13	49
Balance at end of period	$786	$773

NOTE 12. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended March 31,
	2014	2013
Gross revenue
Nevada	$67,888	$68,517
Midwest	33,079	34,549
Colorado	11,620	11,360
Total gross revenue	112,587	114,426
Promotional allowances
Nevada	(10,819)	(8,614)
Midwest	(3,217)	(2,828)
Colorado	(1,981)	(1,938)
Total promotional allowances	(16,017)	(13,380)
Net revenue
Nevada	57,069	59,903
Midwest	29,862	31,721
Colorado	9,639	9,422
Total net revenue	$96,570	$101,046

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended March 31,
	2014	2013
Adjusted EBITDA
Nevada	$7,356	$8,668
Midwest	8,256	10,414
Colorado	1,260	2,320
Corporate and other	(2,890)	(3,257)
Total Adjusted EBITDA	13,982	18,145

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended March 31, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	7,356	(3,664)	—	(23)	3,669
Midwest	8,256	(1,820)	—	—	6,436
Colorado	1,260	(1,290)	—	—	(30)
Corporate and other	(2,890)	(292)	(47)	—	(3,229)
Continuing operations	13,982	(7,066)	(47)	(23)	6,846

	Quarter Ended March 31, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	8,668	(3,590)	—	—	5,078
Midwest	10,414	(1,757)	—	—	8,657
Colorado	2,320	(1,307)	—	—	1,013
Corporate and other	(3,257)	(217)	(333)	—	(3,807)
Continuing operations	18,145	(6,871)	(333)	—	10,941

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents total assets by reportable segment (in thousands):

	March 31, 2014	December 31, 2013
Total assets by reportable segment
Nevada	$227,595	$228,956
Midwest	211,380	213,671
Colorado	82,005	83,149
Reportable segment total assets	520,980	525,776
Corporate and other	125,237	117,963
Total assets	$646,217	$643,739

Total assets in the Corporate and other line consist primarily of cash at the corporate entity.

The following table presents capital expenditures by reportable segment (in thousands):

	Quarter Ended March 31,
	2014	2013
Capital expenditures by reportable segment
Nevada	$33	$2,553
Midwest	665	577
Colorado	149	1,406
Reportable segment capital expenditures	847	4,536
Corporate	22	4
Total capital expenditures	$869	$4,540

NOTE 13. DISCONTINUED OPERATIONS

During the quarter ended March 31, 2013, we recorded the final adjustments related to the Truckee Disposition, which closed on February 1, 2013. Net of selling expense, we recorded a gain of $21,000. Including the impairment losses we recognized in the second half of 2012 related to Truckee Disposition, we recognized an overall loss, net of selling expense, of $14.8 million. We have presented the operating results for the casinos subject to the Truckee Disposition in discontinued operations in the accompanying condensed consolidated statements of operations for the quarter ended March 31, 2013.

The following table summarizes operating results for discontinued operations (in thousands):

	Quarter Ended March 31,
	2014	2013
Net revenue	$—	$3,289
Pretax income (loss) from discontinued operations	$—	$(369)
Discontinued operations, net of tax	$—	$(236)

Table of Contents	17	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. CONDENSED CONSOLIDATED GUARANTOR DATA

On May 9, 2012, we completed the offering and sale of the 2018 Notes. We used the net proceeds from the sale of the 2018 Notes, together with borrowings under the New Credit Facility, to terminate and repay in full all outstanding indebtedness under the existing Old Credit Facility, plus related fees and expense.

All of our current and future domestic subsidiaries that guarantee the New Credit Facility also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis. All of the guarantees are joint and several, and all of the guarantor subsidiaries are wholly-owned by us.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet
March 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$105,167	$—	$45,145	$—	$—	$150,312
Restricted cash	469	—	139	—	—	608
Accounts receivable, net	789	—	3,143	—	—	3,932
Income tax receivable	361	—	—	—	—	361
Prepaid expense	741	—	8,381	—	—	9,122
Inventory	—	—	2,424	—	—	2,424
Deferred income tax asset	220	—	3,892	—	—	4,112
Total current assets	107,747	—	63,124	—	—	170,871
Property and equipment, net	3,116	—	262,769	—	—	265,885
Intercompany receivables	—	—	42,266	—	(42,266)	—
Investment in subsidiaries	527,460	—	—	—	(527,460)	—
Other assets, net	10,483	—	2,043	—	—	12,526
Intangibles	—	—	128,419	—	—	128,419
Goodwill	—	—	68,516	—	—	68,516
Long-term deferred tax asset	—	—	—	—	—	—
Total assets	$648,806	$—	$567,137	$—	$(569,726)	$646,217

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,960	$—	$10,987	$—	$—	$12,947
Intercompany payables	42,266	—	—	—	(42,266)	—
Accrued interest	6,968	—	—	—	—	6,968
Accrued expense	1,030	—	21,769	—	—	22,799
Current maturities of long-term debt	9,961	—	—	—	—	9,961
Other current liabilities		—	163	—	—	163
Total current liabilities	62,185	—	32,919	—	(42,266)	52,838
Long-term debt, less current portion	379,428	—	45	—	—	379,473
Other liabilities	2,438	—	787	—	—	3,225
Deferred income tax liability	142	—	5,926	—	—	6,068
Total liabilities	444,193	—	39,677	—	(42,266)	441,604

Common stock	20	—	—	—	—	20
Other equity	204,593	—	527,460	—	(527,460)	204,593
Total owners’ equity	204,613	—	527,460	—	(527,460)	204,613
Total liabilities and owners’ equity	$648,806	$—	$567,137	$—	$(569,726)	$646,217

Table of Contents	19	Financial Statement Index

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended March 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$75,954	$—	$—	$75,954
Food and beverage	—	—	12,518	—	—	12,518
Lodging	—	—	6,907	—	—	6,907
Fuel and retail	—	—	13,519	—	—	13,519
Other	—	—	3,689	—	—	3,689
Total revenue	—	—	112,587	—	—	112,587
Promotional allowances	—	—	(16,017)	—	—	(16,017)
Net revenue	—	—	96,570	—	—	96,570
EXPENSE
Casino	—	—	31,273	—	—	31,273
Food and beverage	—	—	11,861	—	—	11,861
Lodging	—	—	4,392	—	—	4,392
Fuel and retail	—	—	10,888	—	—	10,888
Other	—	—	2,155	—	—	2,155
General and administrative	—	—	19,129	—	—	19,129
Depreciation and amortization	292	—	6,774	—	—	7,066
Corporate	2,937	—	—	—	—	2,937
Write downs, reserves and recoveries	—	—	23	—	—	23
Total expense	3,229	—	86,495	—	—	89,724
Operating income (loss) from continuing operations	(3,229)	—	10,075	—	—	6,846
Other income (expense)
Interest expense, net	(6,777)	—	—	—	—	(6,777)
Intercompany interest income	6,820	—	—	—	(6,820)	—
Intercompany interest expense	—	—	(6,820)	—	6,820	—
Income from equity investments in subsidiaries	2,217	—	—	—	(2,217)	—
Total other income (expense), net	2,260	—	(6,820)	—	(2,217)	(6,777)
Loss from continuing operations before income tax	(969)	—	3,255	—	(2,217)	69
Benefit from (provision for) income taxes	1,016	—	(1,038)	—	—	(22)
Income (loss) from continuing operations	$47	$—	$2,217	$—	$(2,217)	$47

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended March 31, 2013
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$78,088	$—	$—	$78,088
Food and beverage	—	—	11,401	—	—	11,401
Lodging	—	—	6,609	—	—	6,609
Fuel and retail	—	—	15,079	—	—	15,079
Other	—	—	3,249	—	—	3,249
Total revenue	—	—	114,426	—	—	114,426
Promotional allowances	—	—	(13,380)	—	—	(13,380)
Net revenue	—	—	101,046	—	—	101,046
EXPENSE
Casino	—	—	30,403	—	—	30,403
Food and beverage	—	—	11,622	—	—	11,622
Lodging	—	—	4,422	—	—	4,422
Fuel and retail	—	—	13,092	—	—	13,092
Other	—	—	1,933	—	—	1,933
General and administrative	—	—	18,172	—	—	18,172
Depreciation and amortization	217	—	6,654	—	—	6,871
Corporate	3,590	—	—	—	—	3,590
Total expense	3,807	—	86,298	—	—	90,105
Operating income (loss) from continuing operations	(3,807)	—	14,748	—	—	10,941
Other income (expense)
Interest expense, net	(7,690)	—	—	—	161	(7,529)
Intercompany interest income	7,569	—	—	—	(7,569)	—
Intercompany interest expense	—	—	(7,569)	—	7,569	—
Income from equity investments in subsidiaries	4,588	—	—	—	(4,588)	—
Total other income (expense), net	4,467	—	(7,569)	—	(4,427)	(7,529)
Income from continuing operations before income tax	660	—	7,179	—	(4,427)	3,412
Benefit from (provision for) income taxes	1,320	—	(2,516)	—	—	(1,196)
Income from continuing operations	$1,980	$—	$4,663	$—	$(4,427)	$2,216

Discontinued operations
Loss from discontinued operations before tax	—	—	(369)	—	—	(369)
Benefit for income taxes	—	—	133	—	—	133
Loss from discontinued operations	$—	$—	$(236)	$—	$—	$(236)
Net income (loss)	$1,980	$—	$4,427	$—	$(4,427)	$1,980

Table of Contents	22	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Quarter Ended March 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(5,256)	$—	$18,816	$—	$13,560

Cash flows from investing activities:
Purchases of property and equipment	(20)	—	(3,537)	—	(3,557)
Net cash used in investing activities	$(20)	$—	$(3,537)	$—	$(3,557)

Cash flows from financing activities:
Change in intercompany accounts	12,634	—	(12,634)	—	—
Payments on long-term debt	(487)	—	(61)	—	(548)
Net cash provided by (used in) financing activities	$12,147	$—	$(12,695)	$—	$(548)

Net increase in cash and cash equivalents	6,871	—	2,584	—	9,455

Cash and cash equivalents
Beginning of year	98,296	—	42,561	—	140,857
End of period	$105,167	$—	$45,145	$—	$150,312

Table of Contents	23	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Quarter Ended March 31, 2013
(000s)

	Affinity Gaming	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(5,546)	$—	$23,301	$—	$17,755

Cash flows from investing activities:
Restricted cash	(17,419)	—	—	—	(17,419)
Proceeds from sale to Truckee Gaming, LLC	17,447	—	—	—	17,447
Proceeds from sale of property and equipment	—	—	10	—	10
Purchases of property and equipment	(142)	—	(6,516)	—	(6,658)
Net cash used in investing activities	$(114)	$—	$(6,506)	$—	$(6,620)

Cash flows from financing activities:
Change in intercompany accounts	12,623	—	(12,623)	—	—
Payment on long-term debt	(500)	—	—	—	(500)
Loan origination fees	(62)	—	—	—	(62)
Net cash provided by (used in) financing activities	$12,061	$—	$(12,623)	$—	$(562)

Net increase (decrease) in cash and cash equivalents	6,401	—	4,172	—	10,573

Cash and cash equivalents
Beginning of year	89,063	—	37,810	—	126,873
End of period	$95,464	$—	$41,982	$—	$137,446

Cash flows from discontinued operations:
Cash flows from operating activities	—	—	36	—	$36
Cash flows from investing activities	—	—	$(4,695)	$—	(4,695)
Cash flows from discontinued operations	$—	$—	$(4,659)	$—	$(4,659)

Table of Contents	24	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (formerly known as Affinity Gaming, LLC, and together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, and Iowa and Colorado. Casino operations as of March 31, 2014 included the following wholly-owned casinos (by segment):

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

As of March 31, 2014, casino operations collectively offered approximately 283,000 square feet of gaming space with 7,588 slot machines and 135 table games, while lodging operations offered 3,125 hotel rooms.

We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas. Under the terms of the consulting agreement, which ends on April 1, 2015, Hotspur pays us a fixed annual fee in monthly installments. In addition to the monthly installments, we are entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceeds the threshold EBITDA for that year.

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

Table of Contents	25	Financial Statement Index

Matters Affecting Comparability of Results

Significant factors or events have had a material impact on our results of operations for the periods discussed below and affect the comparability of our results of operations from period to period.

Debt and Interest Expense. On December 13, 2013, we completed the First Amendment to the Credit Agreement. In addition to the other changes described in our 2013 Form 10-K, the First Amendment reduced the interest rate applicable to our Initial Term Loan, which as of March 31, 2014 was 1.25% less than prior to the First Amendment.

Discontinued Operations. On February 1, 2013, we completed the sale to Truckee Gaming, LLC (“Truckee Gaming”) of the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada (“Truckee Disposition”).

Key Performance Indicators

We assess a variety of financial and operational performance indicators to manage our business, but the key performance indicators that we use include gross gaming revenue, promotional allowances and marketing expense, net revenue and controllable operating costs.

Key volume indicators such as slot machine win per unit per day, table games win per unit per day, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with our casino operations.  In addition to the volume indicators, we also analyze the number of patron trips and the spend per patron trip. The industry uses the term “average daily rate” (“ADR”) to define the average amount of revenue per occupied room per day, and the term “occupancy percentage” to define the total percentage of rooms occupied (i.e., the number of rooms occupied divided by the total number of rooms available). We use ADR and occupancy percentage to analyze the performance of our hotel operations. Fuel and retail operations include revenue from gas stations and convenience stores which we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

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

RESULTS OF OPERATIONS

The number of customers that visit our casino properties, as well as the amounts they spend while visiting, drive our financial results.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive-in traffic from feeder markets to provide visitation.  While the economy has shown signs of improvement over the last couple of years, recent changes in federal tax rates, California state tax rates, payroll taxes, the cost of health care, and other uncertainty related to ongoing political deadlock on fiscal issues have affected our business. Many of our customers continue to face financial difficulties, and we expect that discretionary spending will remain at reduced levels over the near term. However, we believe that our business strategy, which focuses on attracting and fostering repeat business from our local gaming patrons, leaves us well-positioned for improvement should the economic recovery continue. Additionally, our casinos in the Midwest and Colorado experienced significant business disruption due to extreme winter weather during the first quarter of 2014.

Table of Contents	26

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended March 31,
	2014	2013	Percent Change
Gross revenue
Nevada	$67,888	$68,517	(0.9)%
Midwest	33,079	34,549	(4.3)%
Colorado	11,620	11,360	2.3%
Total gross revenue	112,587	114,426	(1.6)%
Promotional allowances
Nevada	(10,819)	(8,614)	25.6%
Midwest	(3,217)	(2,828)	13.8%
Colorado	(1,981)	(1,938)	2.2%
Total promotional allowances	(16,017)	(13,380)	19.7%
Net revenue
Nevada	57,069	59,903	(4.7)%
Midwest	29,862	31,721	(5.9)%
Colorado	9,639	9,422	2.3%
Total net revenue	$96,570	$101,046	(4.4)%

	Quarter Ended March 31,
	2014	2013	Percent Change
Adjusted EBITDA
Nevada	$7,356	$8,668	(15.1)%
Midwest	8,256	10,414	(20.7)%
Colorado	1,260	2,320	(45.7)%
Corporate and other	(2,890)	(3,257)	(11.3)%
Total Adjusted EBITDA	13,982	18,145	(22.9)%

Table of Contents	27

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended March 31, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	7,356	(3,664)	—	(23)	3,669
Midwest	8,256	(1,820)	—	—	6,436
Colorado	1,260	(1,290)	—	—	(30)
Corporate and other	(2,890)	(292)	(47)	—	(3,229)
Continuing operations	13,982	(7,066)	(47)	(23)	6,846

	Quarter Ended March 31, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	8,668	(3,590)	—	—	5,078
Midwest	10,414	(1,757)	—	—	8,657
Colorado	2,320	(1,307)	—	—	1,013
Corporate and other	(3,257)	(217)	(333)	—	(3,807)
Continuing operations	18,145	(6,871)	(333)	—	10,941

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Nevada. Nevada operations include Rail City, Silver Sevens and our three Primm casinos. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for 60% of our gross revenue from continuing operations during the each of the quarters ended March 31, 2014 and 2013. Nevada operations include the results of the Henderson Casino for the quarter ended March 31, 2013. The Henderson Casino closed in December 2013.

Gross revenue from our Nevada segment declined $0.6 million, or 0.9%. Net of promotional allowances, Nevada segment revenues declined $2.8 million, or 4.7%, primarily attributable to a $2.2 million, or 25.6%, increase in promotional allowances. Promotional allowance increases resulted from aggressive campaigns designed to foster additional visitation and spend per visit in competition with the rich promotional gaming and lodging offers in the Las Vegas market. Fuel and retail net revenues declined $1.6 million, or 10.5%, due to the leased diesel fuel operations at Primm. During the third quarter of 2013, we completed the new travel center at Whiskey Pete's and entered into an equipment lease agreement whereby a third-party operates the diesel fuel sales and a maintenance station for commercial vehicles. We receive lease income based on gallons of diesel fuel sold and maintenance services rendered at the station which replaces the net revenue and operating expenses recorded while we operated the diesel fuel station during the same period in the prior year. Increases in food and beverage revenue of $0.6 million, or 7.7%, and in other revenue of $0.4 million, or 14.4%, partially offset the declines in casino and fuel and retail revenue. Food and beverage revenue increased as a result of added promotional food offers, while other revenue increased because we hosted more shows at our Primm entertainment venues.

Nevada Adjusted EBITDA decreased $1.3 million, or 15.1%. The Adjusted EBITDA contribution from casino operations declined by $2.9 million, or 19.9%, as a result of the increased promotional offers and related expense which did not materially increase the spend per trip or the number of trips for rated players, a dichotomy which suggests that patrons’ discretionary

Table of Contents	28

gaming budgets are constrained, especially in the lower tiers where we targeted our marketing efforts. Casino operations bear the expense of non-gaming complimentary items or services we provide, resulting in the casino EBITDA contribution decline and non-gaming EBITDA increase during the quarter. The Adjusted EBITDA contributions from food and beverage operations and from lodging operations increased by $0.7 million, or 881.6%, and $0.2 million, or 10.2%, respectively. The Adjusted EBITDA contribution from fuel and retail operations increased $0.7 million, or 33.9%, with the operation of the new travel center at Whiskey Pete’s.

Midwest. Midwest operations include the St Jo Frontier Casino in Missouri, the Mark Twain Casino in Missouri and the Lakeside Casino Resort in Iowa. Midwest operations accounted for approximately 30% of our gross revenue from continuing operations during all periods presented.

Gross revenue from our Midwest segment decreased $1.5 million, or 4.3%, entirely in the casino division. Extreme winter weather and market declines impacted our revenues in the Midwest. Similar to the experiences of other regional gaming operators in the Midwest, our revenues have suffered from the effects of the slow economic recovery and its impact on our customers’ discretionary spending.

Midwest Adjusted EBITDA decreased by $2.2 million, or 21%, driven almost entirely by the casino revenue declines described in the previous paragraph. During periods of significant revenue declines driven by weather, our ability to reduce operating expense and maintain EBITDA margins is limited, primarily due to the nature of our operations (which consist primarily of slots, single-outlet food operations with a combination buffet/coffee shop, and the hotel in Iowa).

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for 10% of our gross revenue from continuing operations during the each of the quarters ended March 31, 2014 and 2013.

Gross revenue from our Colorado segment increased $0.3 million, or 2.3%. Our recent improvements to the Golden Mardi Gras included the addition of a buffet-style restaurant, which drove an increase in gross revenue despite the impact of the severe weather.

Colorado Adjusted EBITDA decreased $1.1 million, or 45.7%, almost entirely due to casino operating expense increases, including promotional allowances. During the first quarter of 2014, we implemented aggressive marketing and promotional campaigns designed to recapture patrons who did not visit our properties during the renovation period and to attract new patrons. Revenue increased as a result of the aggressive marketing programs, but significant weather-related declines offset the increase. Our Colorado casino operations consist primarily of slots, a combination buffet/coffee shop restaurant and two quick-serve restaurants. Similar to our Midwest operations, expense reduction opportunities during periods of significant weather related revenue declines are limited. As a result, the Adjusted EBITDA margins and corresponding Adjusted EBITDA declined during the first quarter of 2014 when compared to the same quarter in prior year.

Table of Contents	29

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Quarter Ended March 31,
	2014	2013	Percent Change
Total revenue
Casino	$75,954	$78,088	(2.7)%
Food and beverage	12,518	11,401	9.8%
Lodging	6,907	6,609	4.5%
Fuel and retail	13,519	15,079	(10.3)%
Other	3,689	3,249	13.5%
Total revenue	112,587	114,426	(1.6)%
Promotional allowances	(16,017)	(13,380)	19.7%
Net revenue	$96,570	$101,046	(4.4)%

Departmental cost and expense
Casino	$31,273	$30,403	2.9%
Food and beverage	11,861	11,622	2.1%
Lodging	4,392	4,422	(0.7)%
Fuel and retail	10,888	13,092	(16.8)%
Other	2,155	1,933	11.5%
General and administrative	19,129	18,172	5.3%
Depreciation and amortization	7,066	6,871	2.8%
Corporate	2,937	3,590	(18.2)%
Write downs, reserves and recoveries	23	—	—%
Departmental cost and expense	$89,724	$90,105	(0.4)%

Departmental Adjusted EBITDA Margins
Gaming	58.8%	61.1%
Food and beverage	5.2%	(1.9)%
Lodging	36.4%	33.1%
Fuel and retail	19.5%	13.2%
Other	41.6%	40.5%

Table of Contents	30

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Quarter Ended March 31,
	2014	2013
Total revenue
Casino	67.5%	69.2%
Food and beverage	11.1%	10.0%
Lodging	6.1%	4.8%
Fuel and retail	12.0%	13.2%
Other	3.3%	2.8%
Total revenue	100.0%	100.0%
Promotional allowances	(14.2)%	(11.7)%
Net revenue	85.8%	88.3%
Departmental cost and expense
Casino	27.8%	26.6%
Food and beverage	10.5%	10.2%
Lodging	3.9%	3.9%
Fuel and retail	9.7%	11.4%
Other	1.9%	1.7%
General and administrative	17.0%	15.9%
Depreciation and amortization	6.3%	6.0%
Corporate	2.6%	3.1%
Write downs, reserves and recoveries	—%	—%
Departmental cost and expense	79.7%	78.8%

Gross Revenue. Generally, the industry defines gaming revenue as gaming wins less gaming losses.  We derive the majority of our gaming revenue, which we report in the Casino line item, from slot machines. Our gross revenue also includes:

•	food and beverage revenue, which we earn from sales in restaurants and outlets we own and operate at our casinos and from room service sales;

•	lodging revenue, which we earn from rooms we provide to customers;

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

Promotional allowances consist primarily of free play and promotional credits redeemed at our slot machines, as well as food, beverage, lodging and entertainment furnished gratuitously to customers. We include the retail value of items or services

Table of Contents	31

furnished gratuitously to customers in the respective revenue classifications, then we deduct the total amount of promotional allowances from total revenue. The cost of complimentary items or services is recorded as a casino expense.

Cost and Expense. We aggregate our direct costs and expense, including selling, general and administrative expense for each of our operations, and include them in the expense of our reportable segments, as discussed in “Reportable Segment Results.”

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million in management fees for the quarters ended March 31, 2014 and 2013. Overall, corporate expense during the quarter ended March 31, 2014 decreased $0.7 million, or 18.2%. Share-based compensation expense declined $0.3 million, or 85.9% due to the reduction in grants to employees and directors compared to prior year. Excluding share-based compensation cost, corporate expense decreased $0.4 million, or 11.3%. During the quarters ended March 31, 2014 and 2013, we incurred approximately $0.5 million and $0.1 million, respectively, in non-recurring expense unrelated to our core operations, such as for the shareholder litigation and strategic initiative evaluation. Adjusted to account for non-recurring expense in both periods, corporate expense remained essentially unchanged.

Net interest expense attributable to continuing operations decreased $0.8 million, or 10.0%, as a result of the December 2013 amendment to our New Credit Facility and the resulting interest rate reduction.

The income tax provisions from continuing operations for the quarters ended March 31, 2014 and 2013 were approximately $22,000 and $1.2 million, respectively. The effective tax rate used in calculating the benefit or provision related to income from continuing operations for the quarters ended March 31, 2014 and 2013 was 31.9% and 35.1%, respectively.  The decline in the effective tax rate was attributable to variations in state tax rates included in the blended rate. Income tax receivable as of March 31, 2014 consists primarily of federal alternative minimum tax included in the 2012 income tax estimates which we expect to be refunded.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  The New Credit Facility described earlier permits us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provide an accordion feature, whereby we may borrow up to an additional $80 million of debt subject to certain terms and conditions, including compliance with a maximum leverage ratio (as defined in the Amended Credit Agreement).  We cannot assure you that, if required, we will be able to obtain the necessary approval for additional borrowing under our New Credit Facility.

We incur and pay interest on the Initial Term Loan under the Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%.  The Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The New Credit Facility provides an accordion feature which allows us to seek additional borrowings of up to $80 million subject to certain customary terms and conditions, including pro forma compliance with a maximum leverage ratio, as defined in the Amended Credit Agreement. Total unamortized loan fees as of March 31, 2014 totaled $8.1 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the 2018 Notes and the Initial Term Loan. As of March 31, 2014, we had complied with all debt covenants.

As more fully described in Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements, the Amended Credit Agreement requires us to make a mandatory repayment of amounts outstanding under certain circumstances. The agreement also requires that we deposit proceeds from the sale of non-core assets into an account subject to an account control agreement.

Table of Contents	32

The New Credit Facility and the 2018 Notes contain various covenants that limit our ability to take certain actions including, among other things, our ability to:

•	incur additional debt;

•	issue preferred stock;

•	pay dividends or make other restricted payments;

•	make investments;

•	create liens;

•	allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments;

•	sell assets; merge or consolidate with other entities; and

•	enter into transactions with affiliates.

                Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and other of equipment required to keep our facilities competitive. Our debt requires an annual principal prepayment based on excess cash flow (as defined in the Amended Credit Agreement) calculated at the end of each calendar year.  For the year ended December 31, 2013, the excess cash flow repayment was $8.0 million, reflected in current portion of long-term debt and paid in early April 2014. The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of March 31, 2014, was $150.3 million, the $35 million Revolving Credit Facility, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $13.6 million through March 31, 2014, compared to $17.8 million provided through March 31, 2013. The decrease in cash provided by operating activities was driven by the decrease in net income.

Cash Flows from Investing Activities

Investing activities used $3.6 million through March 31, 2014, compared to using $6.6 million through March 31, 2013.  Net cash used in investing activities is primarily comprised of capital expenditures, which were $3.6 million and $6.7 million during the quarters ended March 31, 2014 and 2013, respectively.

Cash Flows from Financing Activities

Financing activities used $0.5 million and $0.6 million, respectively, during the quarters ended March 31, 2014 and 2013, which primarily represented repayments of long-term debt.

Table of Contents	33

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 31, 2014 ("2013 Form 10-K").

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of March 31, 2014 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Senior Secured Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%.  At March 31, 2014, the principal amount of the related borrowings under our New Credit Facility was $190.8 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.9 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $403.3 million as of March 31, 2014.

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

Table of Contents	34

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	35	Financial Statement Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our previously reported legal proceedings, refer to “Part I.  Item 3. — Legal Proceedings” in our 2013 Form 10-K, as updated in Note 11 to the accompanying unaudited condensed consolidated financial statements.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

We have not identified any material changes to the risk factors described in our 2013 Form 10-K. Risks other than those described in our 2013 Form 10-K may materially adversely affect our business, financial condition or future results, including risks and uncertainties not currently known to us or those that we currently believe are immaterial.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Table of Contents	36

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table of Contents	37	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	May 15, 2014	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated:	May 15, 2014	By:	/s/ Donna Lehmann
Name: Donna Lehmann
Title: Senior Vice President, Chief Financial Officer and Treasurer