Form 10-K/A
period 2013-12-31
Affinity Gaming
filed 2014-05-23
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

Documents Incorporated By Reference
Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2014 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2014.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A (the “Amended Filing”) as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we originally filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Filing”).  In the Original Filing, a technical problem caused us to inadvertently include an incorrect signature page.

This Amended Filing includes only the signature page which would otherwise have accompanied the Original Filing but for the technical problem; it neither modifies disclosures made in the Original Filing nor provides any updated disclosure to reflect events which occurred subsequent to the Original Filing date.

We have included currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits to this Amended Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING
(Registrant)

Date:	March 28, 2014	By:	/s/ David D. Ross
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

Name	Title	Date

/s/ David D. Ross
David D. Ross	CEO (principal executive officer)	March 28, 2014

/s/ Donna Lehmann
Donna Lehmann	SVP, CFO and Treasurer (principal financial and accounting officer)	March 28, 2014

/s/ Richard S. Parisi
Richard S. Parisi	Director, Chairman	March 28, 2014

/s/ Thomas M. Benninger
Thomas M. Benninger	Director	March 28, 2014

/s/ Matthew A. Doheny
Matthew A. Doheny	Director	March 28, 2014

/s/ Randall A. Fine
Randall A. Fine	Director	March 28, 2014

/s/ Eric V. Tanjeloff
Eric V. Tanjeloff	Director	March 28, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	May 23, 2014	By:	/s/ David D. Ross
Name: David D. Ross
Title: Chief Executive Officer

Dated:	May 23, 2014	By:	/s/ Donna Lehmann
Name: Donna Lehmann
Title: Senior Vice President, Chief Financial Officer and Treasurer