Form 10-Q
period 2014-06-30
Affinity Gaming
filed 2014-08-14
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of August 14, 2014, 20,243,262 of the registrant's shares of common stock were outstanding.

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

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (ii) expectations regarding the operation of slot machines at our casino properties; or (iii) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to complete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws,

•	severe weather conditions and other natural disasters that affect visitation to our casinos,

•	environmental contamination and remediation costs,

•	pending and potential litigation,

•	the global financial crisis and, in particular, the economic downturn in Nevada and California,

•	changes in income and payroll tax laws,

•	changes in health care benefits laws,

•	additional gaming licenses being granted in or adjacent to jurisdictions where we operate,

•	breaches of our information systems resulting in loss or compromise of customer data,

•	results of noncompliance with, and subsequent curative amendment to, the terms of our existing credit agreement,

•	changes in the smoking laws, and

•	other factors as described in “Part I. Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

Any forward-looking statement made by us in this report speaks only as of the date of this report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We

Table of Contents	ii

undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Table of Contents	iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$138,347	$140,857
Restricted cash	939	608
Accounts receivable, net of reserve of $605 and $537, respectively	3,637	3,371
Income tax receivable	361	420
Prepaid expense	9,150	9,858
Inventory	2,765	2,977
Deferred income taxes	—	3,640
Total current assets	155,199	161,731
Property and equipment, net	262,128	271,729
Other assets, net	11,589	12,719
Intangibles, net	127,793	129,044
Goodwill	68,516	68,516
Total assets	$625,225	$643,739
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$12,279	$15,825
Accrued interest	2,322	2,468
Accrued expense	20,342	22,141
Deferred income taxes	861	—
Current maturities of long-term debt	—	9,961
Other current liabilities	30	187
Total current liabilities	35,834	50,582
Long-term debt	381,495	379,833
Other liabilities	3,232	3,232
Deferred income taxes	14,397	5,573
Total liabilities	434,958	439,220

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,243,262 shares issued and outstanding	20	20
Additional paid-in-capital	205,794	205,726
Retained earnings	(15,547)	(1,227)
Total owners’ equity	190,267	204,519
Total liabilities and owners’ equity	$625,225	$643,739
See notes to consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
Casino	$76,415	$77,634	$152,369	$155,722
Food and beverage	12,777	11,487	25,295	22,888
Lodging	6,756	7,038	13,663	13,647
Fuel and retail	15,786	14,393	29,305	29,472
Other	3,780	3,917	7,469	7,166
Total revenue	115,514	114,469	228,101	228,895
Promotional allowances	(15,893)	(14,157)	(31,910)	(27,537)
Net revenue	99,621	100,312	196,191	201,358
EXPENSE
Casino	31,864	29,877	63,137	60,280
Food and beverage	12,305	11,269	24,166	22,891
Lodging	3,989	4,699	8,381	9,121
Fuel and retail	12,591	12,021	23,479	25,113
Other	1,981	2,028	4,136	3,961
General and administrative	20,254	18,656	39,383	36,828
Depreciation and amortization	7,109	6,647	14,175	13,518
Corporate	4,057	4,400	6,994	7,990
Write downs, reserves and recoveries	(472)	1,641	(449)	1,641
Total expense	93,678	91,238	183,402	181,343
Operating income from continuing operations	5,943	9,074	12,789	20,015
Other expense
Interest expense, net	(7,007)	(7,374)	(13,784)	(14,903)
Total other expense, net	(7,007)	(7,374)	(13,784)	(14,903)
Income (loss) from continuing operations before income tax	(1,064)	1,700	(995)	5,112
Provision for income taxes	(13,303)	(576)	(13,325)	(1,772)
Income (loss) from continuing operations	$(14,367)	$1,124	$(14,320)	$3,340

Discontinued operations (Note 13):
Loss from discontinued operations before income tax	—	—	—	(369)
Benefit from income taxes	—	—	—	133
Loss from discontinued operations	$—	$—	$—	$(236)
Net income (loss)	$(14,367)	$1,124	$(14,320)	$3,104
See notes to consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(14,320)	$3,104
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	—	369
Depreciation and amortization	14,175	13,518
Amortization of debt costs and discounts	790	1,084
Gain on sale of property and equipment	(2)	(46)
Share-based compensation	119	744
Deferred income taxes	13,325	1,775
Changes in operating assets and liabilities:
Accounts receivable	(266)	872
Prepaid expense	708	(820)
Inventory	212	125
Other assets	505	689
Accounts payable	(404)	2,485
Accrued interest	(146)	(192)
Accrued expense	(1,799)	659
Income tax payable/receivable	59	(980)
Other liabilities	(78)	(49)
Net cash provided by operating activities	12,878	23,337
Cash flows from investing activities:
Restricted cash	(331)	(10,761)
Proceeds from sale to Truckee Gaming, LLC	—	17,447
Proceeds from sale of property and equipment	360	70
Purchases of property and equipment	(6,714)	(16,685)
Net cash used in investing activities	(6,685)	(9,929)
Cash flows from financing activities:
Payment on long-term debt	(8,703)	(6,339)
Loan origination fees	—	(253)
Net cash used in financing activities	(8,703)	(6,592)
Net increase (decrease) in cash and cash equivalents	(2,510)	6,816
Cash and cash equivalents:
Beginning of period	140,857	126,873
End of period	$138,347	$133,689

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$36
Cash flows from investing activities	—	(4,695)
Cash flows from discontinued operations	$—	$(4,659)
Supplemental cash flow information:
Cash paid during the period for interest	$13,230	$14,441
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$270	$1,669
Acquisition of property and equipment under capital lease	82	—
Non-cash loan origination fees	—	17
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization and Business

Affinity Gaming (together with its subsidiaries, “Affinity” or “we”) is a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, Hotspur pays us a fixed annual fee in monthly installments. In addition to the monthly installments, we are entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceed the threshold EBITDA for that year.

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2014, with the audited Consolidated Balance Sheet amounts as of December 31, 2013 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of June 30, 2014, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2013 Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes to Significant Accounting Policies

We recognize deferred tax assets and liabilities, which result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates expected to apply to

Table of Contents	5	Financial Statement Index

taxable income in the years in which we expect those temporary differences to be recovered or settled. Any effect on deferred tax assets or liabilities resulting from a change in enacted tax rates is included in income during the period that includes the enactment date.

We reduce the carrying amounts of deferred tax assets by a valuation allowance if we determine that, more likely than not, we will be unable to realize such assets. Such assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, our forecasts of future profitability, the duration of statutory carryforward periods, and our experience with the utilization of operating loss and tax credit carryforwards before expiration.

Excluding the above clarification regarding our income tax accounting policy, we have made no material changes to our significant accounting policies as reported in our 2013 Form 10-K.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 stipulate that an entity should recognize revenue in an amount which reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers, and they provide a five-step process to assist entities with achieving that core principle. The ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. With regard to disclosures, ASU 2014-09 states that entities should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and it requires qualitative and quantitative disclosures concerning contracts with customers, significant judgments and changes therein, and assets recognized from the costs incurred to obtain or fulfill a contract. For us, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods therein, and they permit either retrospective application to all prior periods or retrospective application with the cumulative effect of application recognized on the initial application date. We are currently evaluating what effect(s), if any, the ASU will have.

We have reviewed all other recently issued accounting pronouncements and, other than those we have disclosed above or in previous filings with the Securities and Exchange Commission, we do not believe any of such pronouncements will have a material effect on our operations.

NOTE 3. RESTRICTED CASH

Restricted cash balances at June 30, 2014 and at December 31, 2013 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation policies. The balance at June 30, 2014 also includes $0.3 million that represents the net proceeds from the sale of our land in Henderson, Nevada.

Table of Contents	6	Financial Statement Index

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated Life (Years)	June 30, 2014	December 31, 2013
Building and improvements	7 - 40	$182,964	$180,333
Gaming equipment	3 - 10	57,600	55,277
Furniture, fixtures, and equipment	3 - 10	42,399	40,183
Leasehold improvements	7	196	196
Land	—	39,493	39,848
Barge	30	15,019	15,019
Construction-in-progress		2,370	5,964
Total property and equipment		340,041	336,820
Less accumulated depreciation		(77,913)	(65,091)
Total property and equipment, net		$262,128	$271,729

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

The following table summarizes intangible assets by category (dollars in thousands):

	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(5,581)	$6,583	$12,164	$(4,580)	$7,584
Trademarks	2,982	(1,649)	1,333	2,982	(1,399)	1,583
	$15,146	$(7,230)	$7,916	$15,146	$(5,979)	$9,167
Indefinite-lived intangible assets
Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
	$119,877		$119,877	$119,877		$119,877
Total intangible assets	$135,023		$127,793	$135,023		$129,044

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the changes in goodwill by reportable segment during the quarter ended June 30, 2014:

	Nevada	Midwest	Colorado	Total
Balance at December 31, 2013	$33,665	$14,622	$20,229	$68,516
Impairment of goodwill	—	—	—	—
Balance at June 30, 2014	$33,665	$14,622	$20,229	$68,516

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

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Capitalized loan fees, net	$7,654	$8,279
Long-term deposits	3,400	3,855
Other assets	535	585
Total	$11,589	$12,719

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Progressive jackpot liabilities	$3,106	$3,294
Accrued payroll and related	7,061	7,353
Slot club point liability	3,798	3,574
Litigation reserves	3,100	3,100
Other accrued expense	3,277	4,820
Total	$20,342	$22,141

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	June 30, 2014	December 31, 2013
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized discount	(1,287)	(1,452)
9% Senior Unsecured Notes due 2018, net	198,713	198,548
Term loan due 2017	182,745	191,246
Total debt, including current portion	381,458	389,794
Less: current maturities	—	(9,961)
Plus: long-term portion of capital leases	37	—
Total long-term debt	$381,495	$379,833

On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the senior secured loans under our credit agreement dated December 31, 2010 (the “Old Credit Facility”).  We obtained the funds used to repay the Old Credit Facility by (i) issuing $200 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”), and (ii) borrowing under our new Credit Agreement, dated May 9, 2012, which provides for a $200 million term loan (the “Initial Term Loan”) due in 2017, the entirety of which the lenders disbursed to us on the closing date of the Credit Agreement, and a $35 million revolving credit facility (the “Revolving Credit Facility” and, together with the Initial Term Loan, the “New Credit Facility”) which remained undrawn on the closing date of the Credit Agreement. Approximately $38.6 million of cash from the issuance of the 2018 Notes and our borrowings under the New Credit Facility remained after we paid related transaction expense and repaid our Old Credit Facility.

We incur and pay interest on the Initial Term Loan under the Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%.  The Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the Total Net Leverage Ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the Total Net Leverage Ratio is less than or equal to 3.50 to 1.00.  The New Credit Facility provides an accordion feature which allows us to seek additional borrowings of up to $80 million subject to certain customary terms and conditions, including pro forma compliance with a maximum leverage ratio, as defined in the Amended Credit Agreement. Total unamortized loan fees as of June 30, 2014 totaled $7.7 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the 2018 Notes and the Initial Term Loan.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The Amended Credit Agreement contains customary covenants including a maximum total net leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Initial Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the Total Net Leverage Ratio is greater than 4.00 to 1.00, equal to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00.  The excess cash flow payment for the year ended December 31, 2013 was $8.0 million, which we paid on April 3, 2014. As discussed in Note 15, we completed an amendment (the “Second Amendment”) of the Amended Credit Agreement in July 2014. Retroactively to June 30, 2014, the Second Amendment changed the leverage ratio requirement from a calculation based on total net leverage to a calculation based on only outstanding first lien senior secured debt (with an increase in the amount of cash we can use to calculate the leverage ratio), as well as reducing the minimum interest expense coverage ratio threshold. At June 30, 2014, the First Lien Senior Secured Net Leverage Ratio was 2.55 to 1.00, and the Interest Expense Coverage Ratio was 2.02 to 1.00. With regard to all covenants, including those amended by the Second Amendment, we remained in compliance as of June 30, 2014.

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

We based the estimated fair value of the 2018 Notes and the Senior Secured Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at June 30, 2014 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$198,713	$209,145
Term loan due 2017	182,745	183,896
Total	$381,458	$393,041

NOTE 9. INCOME TAXES

We evaluated our deferred tax assets to determine if any portion of those assets would not be realized in a future period. Based on our analysis of all available evidence, which included consideration of our consolidated pre-tax losses in the 2013 and 2012 fiscal years as well as other data, we concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, recorded a valuation allowance of $13.6 million during the quarter ended June 30, 2014. We had not previously recorded a valuation allowance related to any of our net deferred tax assets. Establishing the valuation allowance caused our effective income tax rates for the quarter and the six months ended June 30, 2014 to vary significantly from the federal statutory rate and from our effective income tax rates for the same periods in 2013. As a result, our provisions for income taxes were $13.3 million and $0.6 million for the quarters ended June 30, 2014 and 2013, respectively, and were $13.3 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock units for the period ended June 30, 2014:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2013	348,399	$10.05	44,171	$4.88	52,361	$11.86
Granted	55,148	11.61	55,148	5.25	—	—
Vested	—	—	(31,501)	3.02	(36,272)	11.83
Canceled	(43,842)	10.12	—	—	—	—
Forfeited	(12,670)	10.25	(12,670)	4.74	—	—
June 30, 2014	347,035	$10.28	55,148	$5.25	16,089	$11.91

As of June 30, 2014, awards representing 590,296 shares or potential shares of our common stock remained outstanding; therefore, awards representing 409,704 shares or potential shares of our common stock remained available for issuance under our 2011 LTIP.

We account for stock option awards as liabilities. As of June 30, 2014, we have reported a $2.2 million share-based compensation liability in the Other liabilities line item.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Data Security Event

In late October 2013, Affinity was contacted by law enforcement regarding fraudulent credit and debit card charges which may have been linked to a data security breach in Affinity’s information technology system. We immediately initiated a thorough investigation, supported by a professional forensic investigative firm, to determine the nature and scope of the compromise. In December 2013, we issued a press release advising that our payment processing system became infected by malware, which resulted in a compromise of credit card and debit card information belonging to individuals who used their cards at restaurants, hotels and gift shops at our facilities between March 14 and October 16, 2013. As of November 14, 2013, our third-party forensics expert advised us that our credit card processing systems were free of functioning malware. We encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure. In April 2014, we again learned that an unauthorized intrusion and installation of malware compromising the credit card processing environment occurred. We then hired a different professional forensics investigation firm with globally-recognized expertise in data security to conduct a thorough investigation of the more recently discovered event, and the security of our entire information technology environment as it relates to both incidents. As a result of the investigation, we have reason to believe that credit card and debit card information from individuals who used their cards at restaurants, hotels and gift shops at our properties between December 7, 2013 and April 28, 2014, may have been compromised. In May 2014, we issued another press release and encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure.

Affinity carries insurance coverage of $5.0 million for liability resulting from network security events. We cannot estimate the total amount which we will ultimately incur because, although the investigation has concluded, we have not received all of the assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date.

Table of Contents	12	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Litigation

On March 5, 2013, shareholder Z Capital Partners, L.L.C. and certain of its affiliates (collectively “Z Capital”), individually as well as derivatively on behalf of Affinity Gaming, filed a complaint (the “Complaint”) against us as a nominal party and our directors as defendants in the District Court, Clark County, Nevada (the “District Court”), seeking (A) a judgment, among other things: (i) declaring that the conversion of Affinity Gaming, LLC from a Nevada limited liability company into a Nevada corporation (the “Corporate Conversion”) was ineffective and void ab initio and that Affinity Gaming, LLC remains in existence as a Nevada limited liability company governed by its Operating Agreement dated as of December 31, 2010 (the “Operating Agreement”); or in the alternative (ii) striking and invalidating, and enjoining the recognition or enforcement of the agreements and governing documents purportedly entered into in connection with the Corporate Conversion, and reforming them to comply with the requirements of the Operating Agreement; (iii) enjoining defendants from taking any action inconsistent with the Operating Agreement and refusing to take any action required by the Operating Agreement; and (iv) declaring that the Rights Agreement, dated effective December 21, 2012, between Affinity Gaming and American Stock Transfer & Trust Company, LLC, as Rights Agent is void ab initio and unenforceable, as well as (B) related general, special, consequential and punitive damages. Based on our preliminary review of the complaint, we and our Board of Directors believe that the claims brought by Z Capital are without merit and we intend to defend against them vigorously.

Z Capital filed a motion on April 9, 2013 for a preliminary injunction which would enjoin the enforcement of the Rights Agreement as well as a provision in our Articles of Incorporation pertaining to the right of the Board of Directors to find a stockholder unsuitable to gaming regulators and to redeem that stockholder's shares. On May 3, 2013, the District Court granted the motion in part, enjoining Affinity and its Board of Directors from enforcing the Rights Agreement, while denying the remainder of the motion. The defendants filed an appeal of the District Court's decision to the Nevada Supreme Court. Despite the District Court's ruling on the preliminary injunction motion, we could neither evaluate the likelihood of an unfavorable outcome nor estimate the potential loss or range of loss because discovery had just begun and plaintiffs had not articulated their theory of the case with respect to monetary damages.

In July 2014, representatives of Z Capital, shareholder SPH Manager, LLC (“SPH Manager”) and certain other large shareholders reached an agreement to settle the Complaint (see Note 15 for more information).

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Resort & Casino (“Lakeside Iowa”) in Osceola, Iowa, filed an action in Iowa state court against Affinity Gaming and Lakeside Iowa, seeking a declaratory judgment that the management contract between CCDC and Lakeside Iowa is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside Iowa, Affinity Gaming and the Iowa Racing & Gaming Commission (“IRGC”)  in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved the Predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside Iowa, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent.  On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  The mediation resulted in a written memorandum of understanding (“MOU”) pursuant to which the state court petition and federal court action were to be dismissed upon Lakeside Iowa’s payments of $600,000 to CCDC and $2.5 million to an account controlled by the Clarke County Reservoir Commission; Lakeside Iowa was to incrementally reduce to zero over a period of ten years a 0.5% capital improvement set-off against the 2.5% of adjusted gross revenue (“AGR”) the casino pays to CCDC and its local government affiliates; and, for a period of five years, CCDC would not unreasonably withhold its consent to the assignment of the management agreement to a third party, provided the assignee agrees to immediately eliminate the capital improvement set-off and to pay the greater of 3% or the state maximum percentage of AGR.  However, subsequent to the mediation, when the parties exchanged drafts of the formal written settlement agreement contemplated by the MOU, it became apparent that a meeting of the minds regarding settlement had not occurred, as CCDC took the position that any assignee of the management agreement would have to increase its percentage of AGR payment by 1.5% more than what Lakeside pays, rather than the 0.5% to which we believed we had agreed.  Because discovery in the matter has just commenced, an evaluation of the likelihood of an unfavorable outcome cannot be made; however, we estimate the potential loss to be the $3.1 million in payments set forth in the MOU.

On June 25, 2012, the Nevada Tax Commission adopted a regulation requiring gaming companies to pay sales tax on customer complimentary meals and employee meals. The adoption of this regulation stemmed from a February 15, 2012 Nevada Tax Commission decision concerning another gaming company which stated that complimentary meals provided to

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

Through June 30, 2014, we have incurred approximately $3.7 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. We received $1 million from our insurer in 2013, and $0.5 million during the second quarter of 2014.

Although we believe that incurring additional cost related to the testing and ongoing monitoring of groundwater for contamination is probable, we cannot reasonably estimate an amount to accrue at this time because the NDEP has not told us what additional work, if any, it will require us to perform. Additionally, we believe some or all of the ongoing monitoring costs will be reimbursed by insurance as part of our initial claim. We also intend to pursue a claim for partial recovery against the environmental consultant that managed the initial remediation. The ultimate cost to us will depend on the extent of contamination found, if any, as a result of our ongoing testing, the amount of remediation we are required to perform, and the amount we are reimbursed. As we complete our ongoing monitoring obligation, we intend to analyze any cost incurred, and we will expense or capitalize it as necessary.

Asset Retirement Obligation

We continue to accrete an asset retirement obligation in association with a lease for real property at our Primm, Nevada location. The Predecessor recorded a liability of $0.5 million in 2007, using a 6.7% discount rate and a 3.0% inflation rate, related to costs it expected to incur to return the leased land to its original state at the end of the lease agreement.

Table of Contents	14	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table reconciles the value of the asset retirement obligation for the periods presented.

	June 30, 2014	December 31, 2013
Balance at beginning of period	$773	$724
Accretion expense	26	49
Balance at end of period	$799	$773

NOTE 12. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross revenue
Nevada	$68,703	$69,611	$136,591	$138,128
Midwest	34,704	34,853	67,783	69,402
Colorado	12,107	10,005	23,727	21,365
Total gross revenue	115,514	114,469	228,101	228,895
Promotional allowances
Nevada	(10,258)	(9,833)	(21,077)	(18,447)
Midwest	(3,462)	(3,032)	(6,679)	(5,860)
Colorado	(2,173)	(1,292)	(4,154)	(3,230)
Total promotional allowances	(15,893)	(14,157)	(31,910)	(27,537)
Net revenue
Nevada	58,445	59,778	115,514	119,681
Midwest	31,242	31,821	61,104	63,542
Colorado	9,934	8,713	19,573	18,135
Total net revenue	$99,621	$100,312	$196,191	$201,358

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

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA
Nevada	$6,583	$9,650	$13,939	$18,318
Midwest	8,900	10,119	17,156	20,533
Colorado	1,154	1,993	2,414	4,313
Corporate and other	(3,985)	(3,989)	(6,875)	(7,246)
Total Adjusted EBITDA	12,652	17,773	26,634	35,918

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended June 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	6,583	(3,644)	—	472	3,411
Midwest	8,900	(1,888)	—	—	7,012
Colorado	1,154	(1,279)	—	—	(125)
Corporate and other	(3,985)	(298)	(72)	—	(4,355)
Continuing operations	12,652	(7,109)	(72)	472	5,943

	Quarter Ended June 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	9,650	(3,581)	—	—	6,069
Midwest	10,119	(1,719)	—	(3,100)	5,300
Colorado	1,993	(1,091)	—	—	902
Corporate and other	(3,989)	(256)	(411)	1,459	(3,197)
Continuing operations	17,773	(6,647)	(411)	(1,641)	9,074

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	13,939	(7,308)	—	449	7,080
Midwest	17,156	(3,708)	—	—	13,448
Colorado	2,414	(2,569)	—	—	(155)
Corporate and other	(6,875)	(590)	(119)	—	(7,584)
Continuing operations	26,634	(14,175)	(119)	449	12,789

	Six Months Ended June 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	18,318	(7,171)	—	—	11,147
Midwest	20,533	(3,476)	—	(3,100)	13,957
Colorado	4,313	(2,398)	—	—	1,915
Corporate and other	(7,246)	(473)	(744)	1,459	(7,004)
Continuing operations	35,918	(13,518)	(744)	(1,641)	20,015

The following table presents total assets by reportable segment (in thousands):

	June 30, 2014	December 31, 2013
Total assets by reportable segment
Nevada	$223,264	$228,956
Midwest	210,336	213,671
Colorado	79,940	83,149
Reportable segment total assets	513,540	525,776
Corporate and other	111,685	117,963
Total assets	$625,225	$643,739

Total assets in the Corporate and other line consist primarily of cash at the corporate entity.

Table of Contents	17	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents capital expenditures by reportable segment (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capital expenditures by reportable segment
Nevada	$1,200	$3,430	$1,233	$5,983
Midwest	891	1,448	1,556	2,025
Colorado	487	4,681	636	6,087
Reportable segment capital expenditures	2,578	9,559	3,425	14,095
Corporate	8	309	280	313
Total capital expenditures	$2,586	$9,868	$3,705	$14,408

NOTE 13. DISCONTINUED OPERATIONS

During the quarter ended March 31, 2013, we recorded the final adjustments related to the Truckee Disposition, which closed on February 1, 2013. Net of selling expense, we recorded a gain of $21,000. Including the impairment losses we recognized in the second half of 2012 related to the Truckee Disposition, we recognized an overall loss, net of selling expense, of $14.8 million. We have presented the operating results for the casinos subject to the Truckee Disposition in discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2014.

The following table summarizes operating results for discontinued operations (in thousands):

	Six Months Ended June 30,
	2014	2013
Net revenue	$—	$3,289
Pretax income (loss) from discontinued operations	$—	$(369)
Discontinued operations, net of tax	$—	$(236)

NOTE 14. CONDENSED CONSOLIDATED GUARANTOR DATA

All of our current and future domestic subsidiaries which guarantee the New Credit Facility also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis (see Note 8 for more information regarding our debt). All of the guarantees are joint and several, and all of the guarantor subsidiaries are wholly-owned by us.

We prepared and are presenting the condensed consolidating financial statements in this footnote using the same accounting policies which we used to prepare the financial information located elsewhere in our condensed consolidated financial statements and related footnotes. Although Affinity Gaming Finance Corp. (“AG Finance”) is a co-issuer of the 2018 Notes, we present our indebtedness as an obligation of Affinity Gaming only. AG Finance reflects no activity during any period presented, and we did not have any non-guarantor subsidiaries during any period presented.

Table of Contents	18	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet
June 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$95,936	$42,411	$—	$138,347
Restricted cash	800	139	—	939
Accounts receivable, net	548	3,089	—	3,637
Income tax receivable	361	—	—	361
Prepaid expense	967	8,183	—	9,150
Inventory	—	2,765	—	2,765
Total current assets	98,612	56,587	—	155,199
Property and equipment, net	3,050	259,078	—	262,128
Intercompany receivables	—	150,860	(150,860)	—
Investment in subsidiaries	618,862	—	(618,862)	—
Other assets, net	10,023	1,566	—	11,589
Intangibles	—	127,793	—	127,793
Goodwill	—	68,516	—	68,516
Total assets	$730,547	$664,400	$(769,722)	$625,225

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,057	$10,222	$—	$12,279
Intercompany payables	150,860	—	(150,860)	—
Accrued interest	2,322	—	—	2,322
Accrued expense	797	19,545	—	20,342
Deferred income taxes	38	823	—	861
Other current liabilities	—	30	—	30
Total current liabilities	156,074	30,620	(150,860)	35,834
Long-term debt, less current portion	381,457	38	—	381,495
Other liabilities	2,433	799	—	3,232
Deferred income taxes	316	14,081	—	14,397
Total liabilities	540,280	45,538	(150,860)	434,958

Common stock	20	—	—	20
Other equity	190,247	618,862	(618,862)	190,247
Total owners’ equity	190,267	618,862	(618,862)	190,267
Total liabilities and owners’ equity	$730,547	$664,400	$(769,722)	$625,225

Table of Contents	19	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$98,296	$42,561	$—	$140,857
Restricted cash	469	139	—	608
Accounts receivable, net	510	2,861	—	3,371
Income tax receivable	420	—	—	420
Prepaid expense	586	9,272	—	9,858
Inventory	—	2,977	—	2,977
Deferred income taxes	267	3,373	—	3,640
Total current assets	100,548	61,183	—	161,731
Property and equipment, net	3,395	268,334	—	271,729
Intercompany receivables	—	36,129	(36,129)	—
Investment in subsidiaries	523,859	—	(523,859)	—
Other assets, net	10,648	2,071	—	12,719
Intangibles	—	129,044	—	129,044
Goodwill	—	68,516	—	68,516
Total assets	$638,450	$565,277	$(559,988)	$643,739

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,097	$13,728	$—	$15,825
Intercompany payables	36,129	—	(36,129)	—
Accrued interest	2,468	—	—	2,468
Accrued expense	832	21,309	—	22,141
Current maturities of long-term debt	9,961	—	—	9,961
Other current liabilities	—	187	—	187
Total current liabilities	51,487	35,224	(36,129)	50,582
Long-term debt, less current portion	379,833	—	—	379,833
Other liabilities	2,459	773	—	3,232
Deferred income taxes	152	5,421	—	5,573
Total liabilities	433,931	41,418	(36,129)	439,220

Common stock	20	—	—	20
Other equity	204,499	523,859	(523,859)	204,499
Total owners’ equity	204,519	523,859	(523,859)	204,519
Total liabilities and owners’ equity	$638,450	$565,277	$(559,988)	$643,739

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended June 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$76,415	$—	$76,415
Food and beverage	—	12,777	—	12,777
Lodging	—	6,756	—	6,756
Fuel and retail	—	15,786	—	15,786
Other	—	3,780	—	3,780
Total revenue	—	115,514	—	115,514
Promotional allowances	—	(15,893)	—	(15,893)
Net revenue	—	99,621	—	99,621
EXPENSE
Casino	—	31,864	—	31,864
Food and beverage	—	12,305	—	12,305
Lodging	—	3,989	—	3,989
Fuel and retail	—	12,591	—	12,591
Other	—	1,981	—	1,981
General and administrative	—	20,254	—	20,254
Depreciation and amortization	298	6,811	—	7,109
Corporate	4,057	—	—	4,057
Write downs, reserves and recoveries	—	(472)	—	(472)
Total expense	4,355	89,323	—	93,678
Operating income (loss) from continuing operations	(4,355)	10,298	—	5,943
Other income (expense)
Interest expense, net	(7,007)	—	—	(7,007)
Intercompany interest income	7,048	—	(7,048)	—
Intercompany interest expense	—	(7,048)	7,048	—
Income from equity investments in subsidiaries	91,402	—	(91,402)	—
Total other income (expense), net	91,443	(7,048)	(91,402)	(7,007)
Loss from continuing operations before income tax	87,088	3,250	(91,402)	(1,064)
Benefit from (provision for) income taxes	(101,455)	88,152	—	(13,303)
Net income (loss)	$(14,367)	$91,402	$(91,402)	$(14,367)

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended June 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$77,634	$—	$77,634
Food and beverage	—	11,487	—	11,487
Lodging	—	7,038	—	7,038
Fuel and retail	—	14,393	—	14,393
Other	—	3,917	—	3,917
Total revenue	—	114,469	—	114,469
Promotional allowances	—	(14,157)	—	(14,157)
Net revenue	—	100,312	—	100,312
EXPENSE
Casino	—	29,877	—	29,877
Food and beverage	—	11,269	—	11,269
Lodging	—	4,699	—	4,699
Fuel and retail	—	12,021	—	12,021
Other	—	2,028	—	2,028
General and administrative	—	18,656	—	18,656
Depreciation and amortization	256	6,391	—	6,647
Corporate	4,400	—	—	4,400
Write downs, reserves and recoveries	(1,459)	3,100	—	1,641
Total expense	3,197	88,041	—	91,238
Operating income (loss) from continuing operations	(3,197)	12,271	—	9,074
Other income (expense)
Interest expense, net	(7,374)	—	—	(7,374)
Intercompany interest income	7,414	—	(7,414)	—
Intercompany interest expense	—	(7,414)	7,414	—
Income from equity investments in subsidiaries	3,201	—	(3,201)	—
Total other income (expense), net	3,241	(7,414)	(3,201)	(7,374)
Income from continuing operations before income tax	44	4,857	(3,201)	1,700
Benefit from (provision for) income taxes	1,080	(1,656)	—	(576)
Net income	$1,124	$3,201	$(3,201)	$1,124

Table of Contents	22	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$152,369	$—	$152,369
Food and beverage	—	25,295	—	25,295
Lodging	—	13,663	—	13,663
Fuel and retail	—	29,305	—	29,305
Other	—	7,469	—	7,469
Total revenue	—	228,101	—	228,101
Promotional allowances	—	(31,910)	—	(31,910)
Net revenue	—	196,191	—	196,191
EXPENSE
Casino	—	63,137	—	63,137
Food and beverage	—	24,166	—	24,166
Lodging	—	8,381	—	8,381
Fuel and retail	—	23,479	—	23,479
Other	—	4,136	—	4,136
General and administrative	—	39,383	—	39,383
Depreciation and amortization	590	13,585	—	14,175
Corporate	6,994	—	—	6,994
Write downs, reserves and recoveries	—	(449)	—	(449)
Total expense	7,584	175,818	—	183,402
Operating income (loss) from continuing operations	(7,584)	20,373	—	12,789
Other income (expense)
Interest expense, net	(13,784)	—	—	(13,784)
Intercompany interest income	13,868	—	(13,868)	—
Intercompany interest expense	—	(13,868)	13,868	—
Income from equity investments in subsidiaries	93,619	—	(93,619)	—
Total other income (expense), net	93,703	(13,868)	(93,619)	(13,784)
Income from continuing operations before income tax	86,119	6,505	(93,619)	(995)
Benefit from (provision for) income taxes	(100,439)	87,114	—	(13,325)
Net income (loss)	$(14,320)	$93,619	$(93,619)	$(14,320)

Table of Contents	23	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$155,722	$—	$155,722
Food and beverage	—	22,888	—	22,888
Lodging	—	13,647	—	13,647
Fuel and retail	—	29,472	—	29,472
Other	—	7,166	—	7,166
Total revenue	—	228,895	—	228,895
Promotional allowances	—	(27,537)	—	(27,537)
Net revenue	—	201,358	—	201,358
EXPENSE
Casino	—	60,280	—	60,280
Food and beverage	—	22,891	—	22,891
Lodging	—	9,121	—	9,121
Fuel and retail	—	25,113	—	25,113
Other	—	3,961	—	3,961
General and administrative	—	36,828	—	36,828
Depreciation and amortization	473	13,045	—	13,518
Corporate	7,990	—	—	7,990
Write downs, reserves and recoveries	(1,459)	3,100	—	1,641
Total expense	7,004	174,339	—	181,343
Operating income (loss) from continuing operations	(7,004)	27,019	—	20,015
Other income (expense)
Interest expense, net	(15,064)	—	161	(14,903)
Intercompany interest income	14,983	—	(14,983)	—
Intercompany interest expense	—	(14,983)	14,983	—
Income from equity investments in subsidiaries	7,789	—	(7,789)	—
Total other income (expense), net	7,708	(14,983)	(7,628)	(14,903)
Income from continuing operations before income tax	704	12,036	(7,628)	5,112
Benefit from (provision for) income taxes	2,400	(4,172)	—	(1,772)
Income from continuing operations	$3,104	$7,864	$(7,628)	$3,340

Discontinued operations
Loss from discontinued operations before tax	—	(369)	—	(369)
Benefit for income taxes	—	133	—	133
Loss from discontinued operations	$—	$(236)	$—	$(236)
Net income	$3,104	$7,628	$(7,628)	$3,104

Table of Contents	24	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(121,891)	$134,769	$12,878

Cash flows from investing activities:
Restricted cash	(331)	—	(331)
Proceeds from sale of property and equipment	—	360	360
Purchases of property and equipment	(270)	(6,444)	(6,714)
Net cash used in investing activities	$(601)	$(6,084)	$(6,685)

Cash flows from financing activities:
Change in intercompany accounts	128,633	(128,633)	—
Payments on long-term debt	(8,501)	(202)	(8,703)
Net cash provided by (used in) financing activities	$120,132	$(128,835)	$(8,703)

Net decrease in cash and cash equivalents	(2,360)	(150)	(2,510)

Cash and cash equivalents
Beginning of year	98,296	42,561	140,857
End of period	$95,936	$42,411	$138,347

Table of Contents	25	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(14,687)	$38,024	$23,337

Cash flows from investing activities:
Restricted cash	(10,761)	—	(10,761)
Proceeds from sale to Truckee Gaming, LLC	17,447	—	17,447
Proceeds from sale of property and equipment	20	50	70
Purchases of property and equipment	(411)	(16,274)	(16,685)
Net cash provided by (used in) investing activities	$6,295	$(16,224)	$(9,929)

Cash flows from financing activities:
Change in intercompany accounts	24,370	(24,370)	—
Payment on long-term debt	(6,281)	(58)	(6,339)
Loan origination fees	(253)	—	(253)
Net cash provided by (used in) financing activities	$17,836	$(24,428)	$(6,592)

Net increase (decrease) in cash and cash equivalents	9,444	(2,628)	6,816

Cash and cash equivalents
Beginning of year	89,063	37,810	126,873
End of period	$98,507	$35,182	$133,689

Cash flows from discontinued operations:
Cash flows from operating activities	—	36	$36
Cash flows from investing activities	—	$(4,695)	(4,695)
Cash flows from discontinued operations	$—	$(4,659)	$(4,659)

NOTE 15. SUBSEQUENT EVENTS

Second Amendment to Credit Facility

As disclosed in more detail in the Current Report on Form 8-K that we filed on July 28, 2014, we completed the Second Amendment on July 22, 2014. The Second Amendment provides for, among other things, an increase in the applicable interest rate on term loans, a reduction of the minimum required interest expense coverage ratio, a change in the leverage ratio requirement from a calculation based on total net leverage to a calculation based on only outstanding first lien senior secured

Table of Contents	26	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

debt (with an increase in the amount of cash we can use to calculate the leverage ratio), and a soft call protection for the lenders whereby we must pay a certain fee on the amount of any term loans for which a voluntary prepayment with new term loans or an amendment (or other modification) results in reduced pricing within the first six months after the Second Amendment closing date.

Settlement Agreement with Z Capital

As also disclosed in more detail in the Current Report on Form 8-K that we filed on July 28, 2014, we entered into a settlement agreement on July 28, 2014 with Z Capital and certain of our other stockholders. Among other things, the settlement agreement (1) reconstitutes the Board to include seven members, consisting of the Affinity’s Chief Executive Officer, two members designated by Z Capital and four members, including two independent directors, designated by SPH Manager and stockholders other than Z Capital, and (2) resolves and dismisses the Complaint, including without limitation (a) dissolving the preliminary injunction, (b) nullifying the Rights Agreement, and (c) requiring the parties to bear their respective costs and fees in the litigation.

Table of Contents	27	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (formerly known as Affinity Gaming, LLC, and together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, and Iowa and Colorado. Casino operations as of June 30, 2014 included the following wholly-owned casinos (by segment):

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

As of June 30, 2014, casino operations collectively offered approximately 288,000 square feet of gaming space with approximately 7,500 slot machines and 132 table games, while lodging operations offered approximately 3,100 hotel rooms.

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

Seasonality

Our casinos in Northern Nevada, the Midwest and Colorado experience extreme weather conditions which occasionally interrupt our operations. Additionally, our casinos in Missouri are subject to flooding depending on the water levels of the Missouri and Mississippi Rivers. Snow and other adverse weather resulted in a significant number of days with lost or reduced business at our Midwest and Colorado properties during the winter of 2013-2014. If there is a prolonged disruption at any of our properties or if there are a disproportionate number of weekends affected by extreme weather, our results of operations and financial condition could be materially adversely affected.

Table of Contents	28	Financial Statement Index

Matters Affecting Comparability of Results

Significant factors or events have had a material impact on our results of operations for the periods discussed below and affect the comparability of our results of operations from period to period.

Debt and Interest Expense. On December 13, 2013, we completed the First Amendment to the Credit Agreement. In addition to the other changes described in our 2013 Form 10-K, the First Amendment reduced the interest rate applicable to our Initial Term Loan, which as of June 30, 2014 was 1.25% less than prior to the First Amendment.

Discontinued Operations. On February 1, 2013, we completed the sale to Truckee Gaming, LLC (“Truckee Gaming”) of the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada (“Truckee Disposition”).

Key Performance Indicators

We assess a variety of financial and operational performance indicators to manage our business, but the key performance indicators which we use include gross gaming revenue, promotional allowances and marketing expense, net revenue and controllable operating costs.

Key volume indicators such as slot machine win per unit per day, table games win per unit per day, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with our casino operations.  In addition to the volume indicators, we also analyze the number of patron trips and the amount of money spent per patron trip. The industry uses the term “average daily rate” (“ADR”) to define the average amount of revenue per occupied room per day, and the term “occupancy percentage” to define the total percentage of rooms occupied (i.e., the number of rooms occupied divided by the total number of rooms available). We use ADR and occupancy percentage to analyze the performance of our hotel operations. Fuel and retail operations include revenue from gas stations and convenience stores which we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

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

RESULTS OF OPERATIONS

The number of customers who visit our casino properties, as well as the amounts they spend while visiting, drive our financial results.  Most of our casino properties focus on local customers with an emphasis on slot machine play.  Our casinos primarily rely on drive-in traffic from feeder markets to provide visitation.  While the economy has shown signs of improvement over the last couple of years, recent changes in federal tax rates, California state tax rates, payroll taxes, the cost of health care, and other uncertainty related to ongoing political deadlock on fiscal issues have affected our business. Many of our customers continue to face financial difficulties, and we expect that discretionary spending will remain at reduced levels over the near term. However, we believe that our business strategy, which focuses on attracting and fostering repeat business from our local gaming patrons, leaves us well-positioned for improvement should the economic recovery continue. Additionally, our casinos in the Midwest and Colorado experienced significant business disruption due to extreme winter weather during the first quarter of 2014.

Table of Contents	29

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Gross revenue
Nevada	$68,703	$69,611	(1.3)%	$136,591	$138,128	(1.1)%
Midwest	34,704	34,853	(0.4)%	67,783	69,402	(2.3)%
Colorado	12,107	10,005	21.0%	23,727	21,365	11.1%
Total gross revenue	115,514	114,469	0.9%	228,101	228,895	(0.3)%
Promotional allowances
Nevada	(10,258)	(9,833)	4.3%	(21,077)	(18,447)	14.3%
Midwest	(3,462)	(3,032)	14.2%	(6,679)	(5,860)	14.0%
Colorado	(2,173)	(1,292)	68.2%	(4,154)	(3,230)	28.6%
Total promotional allowances	(15,893)	(14,157)	12.3%	(31,910)	(27,537)	15.9%
Net revenue
Nevada	58,445	59,778	(2.2)%	115,514	119,681	(3.5)%
Midwest	31,242	31,821	(1.8)%	61,104	63,542	(3.8)%
Colorado	9,934	8,713	14.0%	19,573	18,135	7.9%
Total net revenue	$99,621	$100,312	(0.7)%	$196,191	$201,358	(2.6)%

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Adjusted EBITDA
Nevada	$6,583	$9,650	(31.8)%	$13,939	$18,318	(23.9)%
Midwest	8,900	10,119	(12.0)%	17,156	20,533	(16.4)%
Colorado	1,154	1,993	(42.1)%	2,414	4,313	(44.0)%
Corporate and other	(3,985)	(3,989)	(0.1)%	(6,875)	(7,246)	(5.1)%
Total Adjusted EBITDA	12,652	17,773	(28.8)%	26,634	35,918	(25.8)%

Table of Contents	30

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended June 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	6,583	(3,644)	—	472	3,411
Midwest	8,900	(1,888)	—	—	7,012
Colorado	1,154	(1,279)	—	—	(125)
Corporate and other	(3,985)	(298)	(72)	—	(4,355)
Continuing operations	12,652	(7,109)	(72)	472	5,943

	Quarter Ended June 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	9,650	(3,581)	—	—	6,069
Midwest	10,119	(1,719)	—	(3,100)	5,300
Colorado	1,993	(1,091)	—	—	902
Corporate and other	(3,989)	(256)	(411)	1,459	(3,197)
Continuing operations	17,773	(6,647)	(411)	(1,641)	9,074

	Six Months Ended June 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	13,939	(7,308)	—	449	7,080
Midwest	17,156	(3,708)	—	—	13,448
Colorado	2,414	(2,569)	—	—	(155)
Corporate and other	(6,875)	(590)	(119)	—	(7,584)
Continuing operations	26,634	(14,175)	(119)	449	12,789

Table of Contents	31

	Six Months Ended June 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	18,318	(7,171)	—	—	11,147
Midwest	20,533	(3,476)	—	(3,100)	13,957
Colorado	4,313	(2,398)	—	—	1,915
Corporate and other	(7,246)	(473)	(744)	1,459	(7,004)
Continuing operations	35,918	(13,518)	(744)	(1,641)	20,015

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Nevada. Nevada operations include Rail City, Silver Sevens and our three Primm casinos. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for approximately 59% and 61% of our gross revenue from continuing operations during the quarters ended June 30, 2014 and 2013, respectively.

In our Nevada segment, net revenue declined $1.3 million, or 2.2%. Casino revenue decreased $2.5 million, or 6.6%. Increases in fuel and retail net revenue of $1.4 million, or 9.8%, and in food and beverage revenue of $0.7 million, or 9.3%, partially offset the declines in casino revenue. An increase in promotional allowances of $0.4 million, or 4.3%, accounted for the balance of the decline in net revenue. Casino revenue continues to be negatively impacted by a constrained consumer and an intense promotional environment. Fuel and retail revenue benefited from the new travel center at Whiskey Pete’s, which was negatively impacted by construction in the same quarter of the prior year.

Nevada Adjusted EBITDA decreased $3.1 million, or 31.8%, primarily as a result of the Adjusted EBITDA contribution of casino operations, which declined $3.1 million, or 22.2%. We target local, value-oriented gaming customers who are also frequently targeted by competing local casinos with promotional campaigns and offers. In response to the competitive promotional environment, we increased marketing efforts, primarily focusing on driving additional revenue through incremental trips or additional spend per trip by customers in our loyalty club database. The revenue generated by the additional promotional campaigns did not offset the increase in expense, resulting in the decline in EBITDA contribution. We continue to analyze the effectiveness of our promotional campaigns and to refine marketing efforts in the challenging operating environment. The Adjusted EBITDA contribution from non-gaming operations, primarily from fuel and retail operations, increased $1.1 million, or 17.7%, but was almost completely offset by a $1.0 million increase in general and administrative expense. The increase in general and administrative expense was attributable to a $1 million credit to expense in the prior-year quarter from the reversal of a sales and use tax accrual which was no longer required after the state tax commission ruled that complimentary and employee meals were not subject to use tax.

Midwest. Midwest operations include the St Jo Frontier Casino in Missouri, the Mark Twain Casino in Missouri and the Lakeside Casino Resort in Iowa. Midwest operations accounted for approximately 30% of our gross revenue from continuing operations during both periods presented.

Net revenue from our Midwest segment declined $0.6 million, or 1.8%, while Adjusted EBITDA declined $1.2 million, or 12.0%. Results were primarily impacted by severe weather through April 2014 and by continued softness in the regional gaming markets.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for approximately 10% and 9% of our gross revenue from continuing operations during the quarters ended June 30, 2014 and 2013, respectively.

Table of Contents	32

Net revenue increased by $1.2 million, or 14.0%, due to the recent improvements to the Golden Mardi Gras which included the expansion of the casino entry and gaming floor and other amenities added to attract our target slot customer.

Colorado Adjusted EBITDA declined $0.8 million, or 42.1%, primarily due to an increase in marketing and promotional expense targeting customers who did not visit the properties while the renovation was underway.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Nevada. Nevada operations accounted for approximately 60% of our gross revenue from continuing operations during both periods presented.

In the Nevada segment, net revenue declined $4.2 million, or 3.5%, primarily as a result of promotional allowances, which increased $2.6 million, or 14.3%. Also, a decrease of $2.8 million, or 3.8%, in casino revenue was partially offset by a $1.4 million, or 8.5%, increase in food and beverage revenue.

Nevada Adjusted EBITDA decreased $4.4 million. The Adjusted EBITDA contribution from casino operations declined by $6.0 million, or 21.0%. As noted in our quarterly comparisons in the previous section, we increased our marketing efforts in response to an intense competitive environment, but did not generate enough revenue to offset the additional expense of our marketing efforts. The Adjusted EBITDA contribution from fuel and retail operations increased $1.5 million, or 34.9%, benefiting from the new travel center at Whiskey Pete’s, which was fully operational during the period.

Midwest. Midwest operations accounted for approximately 30% of our gross revenue from continuing operations during both periods presented.

Net revenue from our Midwest segment decreased $2.4 million, or 3.8%, while Adjusted EBITDA declined $3.4 million, or 16.4%. Results were primarily impacted by severe weather through April 2014 and by continued softness in the regional gaming markets.

Colorado. Colorado accounted for approximately 10% and 9% of our gross revenue from continuing operations during the six months ended June 30, 2014 and 2013, respectively.

Colorado net revenue increased $1.4 million, or 7.9%, due to the recent improvements to the Golden Mardi Gras which included the expansion of the casino entry and gaming floor and other amenities added to attract our target slot customer.

Colorado Adjusted EBITDA decreased $1.9 million, or 44.0%, primarily due to an increase in marketing and promotional expense targeting customers who did not visit the properties while the renovation was underway. Aggressive marketing and promotional campaigns designed to attract first-time visitation and re-attract players in the loyalty club were underway through the end of second quarter 2014.

Table of Contents	33

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Total revenue
Casino	$76,415	$77,634	(1.6)%	$152,369	$155,722	(2.2)%
Food and beverage	12,777	11,487	11.2%	25,295	22,888	10.5%
Lodging	6,756	7,038	(4.0)%	13,663	13,647	0.1%
Fuel and retail	15,786	14,393	9.7%	29,305	29,472	(0.6)%
Other	3,780	3,917	(3.5)%	7,469	7,166	4.2%
Total revenue	115,514	114,469	0.9%	228,101	228,895	(0.3)%
Promotional allowances	(15,893)	(14,157)	12.3%	(31,910)	(27,537)	15.9%
Net revenue	$99,621	$100,312	(0.7)%	$196,191	$201,358	(2.6)%

Departmental cost and expense
Casino	$31,864	$29,877	6.7%	$63,137	$60,280	4.7%
Food and beverage	12,305	11,269	9.2%	24,166	22,891	5.6%
Lodging	3,989	4,699	(15.1)%	8,381	9,121	(8.1)%
Fuel and retail	12,591	12,021	4.7%	23,479	25,113	(6.5)%
Other	1,981	2,028	(2.3)%	4,136	3,961	4.4%
General and administrative	20,254	18,656	8.6%	39,383	36,828	6.9%
Depreciation and amortization	7,109	6,647	7.0%	14,175	13,518	4.9%
Corporate	4,057	4,400	(7.8)%	6,994	7,990	(12.5)%
Write downs, reserves and recoveries	(472)	1,641	(128.8)%	(449)	1,641	(127.4)%
Departmental cost and expense	$93,678	$91,238	2.7%	$183,402	$181,343	1.1%

Departmental Adjusted EBITDA Margins
Gaming	58.3%	61.5%		58.6%	61.3%
Food and beverage	3.7%	1.9%		4.5%	—%
Lodging	41.0%	33.2%		38.7%	33.2%
Fuel and retail	20.2%	16.5%		19.9%	14.8%
Other	47.6%	48.2%		44.6%	44.7%

Table of Contents	34

The following table presents revenue and expense by category as a percentage of total gross revenue:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue
Casino	66.2%	67.8%	66.8%	68.0%
Food and beverage	11.1%	10.0%	11.1%	10.0%
Lodging	5.8%	6.1%	6.0%	6.0%
Fuel and retail	13.7%	12.6%	12.8%	12.9%
Other	3.2%	3.5%	3.3%	3.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Promotional allowances	(13.8)%	(12.4)%	(14.0)%	(12.0)%
Net revenue	86.2%	87.6%	86.0%	88.0%
Departmental cost and expense
Casino	27.6%	26.1%	27.7%	26.3%
Food and beverage	10.7%	9.8%	10.6%	10.0%
Lodging	3.5%	4.1%	3.7%	4.0%
Fuel and retail	10.9%	10.5%	10.3%	11.0%
Other	1.7%	1.8%	1.8%	1.7%
General and administrative	17.5%	16.3%	17.3%	16.1%
Depreciation and amortization	6.2%	5.8%	6.2%	5.9%
Corporate	3.5%	3.8%	3.1%	3.5%
Write downs, reserves and recoveries	(0.4)%	1.4%	(0.2)%	0.7%
Departmental cost and expense	81.2%	79.6%	80.5%	79.2%

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

We recognize revenue at the time we provide the product, room or service to the guest or to the third-party.

Promotional allowances consist primarily of free play and promotional credits redeemed at our slot machines, as well as food, beverage, lodging and entertainment furnished gratuitously to customers. We include the retail value of items or services

Table of Contents	35

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

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million in management fees during each of the quarters ended June 30, 2014 and 2013. Corporate expense showed no significant fluctuation.

Net interest expense attributable to continuing operations decreased $0.4 million, or 5.0%, as a result of the December 2013 amendment to our New Credit Facility and the resulting interest rate reduction.

During the quarter ended June 30, 2014, we evaluated our deferred tax assets and concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, recorded a valuation allowance of $13.6 million. Establishing the valuation allowance caused our effective income tax rates for the quarter to vary significantly from the federal statutory rate and from our effective income tax rate for the same period in 2013. The income tax provisions from continuing operations for the quarters ended June 30, 2014 and 2013 were approximately $13.3 million and $1.8 million, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Corporate expense decreased $1.0 million, or 12.5%, primarily due to reductions in payroll and related expense tied to the management incentive plan.

Net interest expense attributable to continuing operations decreased $1.1 million, or 7.5%, as a result of the December 2013 amendment to our New Credit Facility and the resulting interest rate reduction.

In the prior-year period, the line item Write downs, reserves and recoveries included an accrual of $3.1 million for our estimated exposure in relation to settlement of the CCDC litigation (as described in Note 11), net of the reversal of the remaining $1.5 million which we had accrued for IRS-imposed taxes, penalties and interest originating from the bankruptcy estate. In the current-year period, the same line item reflects the net effect of our receipt of $0.5 million from our insurers related to our environmental remediation work at Primm (as described in Note 11).

As a result of establishing the deferred tax asset valuation allowance during the quarter ended June 30, 2014, our income tax provisions for the six months ended June 30, 2014 and 2013 were approximately $13.3 million and $1.8 million, respectively.

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

Table of Contents	36

We incur and pay interest on the Initial Term Loan under the Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%.  The Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  The New Credit Facility provides an accordion feature which allows us to seek additional borrowings of up to $80 million subject to certain customary terms and conditions, including pro forma compliance with a maximum leverage ratio, as defined in the Amended Credit Agreement. Unamortized loan fees as of June 30, 2014 totaled $7.7 million, inclusive of $1.8 million in fees and pre-payment penalties attributable to lenders that participated in both the original and refinanced debt.  We are amortizing capitalized loan fees over the life of the 2018 Notes and the Initial Term Loan. As discussed in Note 15, we completed an amendment (the “Second Amendment”) of the Amended Credit Agreement in July 2014. Retroactively to June 30, 2014, the Second Amendment changed the calculation of the leverage ratio and the maximum allowable leverage ratio, as well as reducing the minimum interest coverage ratio threshold. With regard to all covenants, including those amended by the Second Amendment, we remained in compliance as of June 30, 2014.

As more fully described in Note 8, the Amended Credit Agreement requires us to make a mandatory repayment of amounts outstanding under certain circumstances. The agreement also requires that we deposit proceeds from the sale of non-core assets into an account subject to an account control agreement.

The New Credit Facility and the 2018 Notes contain various covenants which limit our ability to take certain actions including, among other things, our ability to:

•	incur additional debt;

•	issue preferred stock;

•	pay dividends or make other restricted payments;

•	make investments;

•	create liens;

•	allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments;

•	sell assets; merge or consolidate with other entities; and

•	enter into transactions with affiliates.

                Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and other of equipment required to keep our facilities competitive. Our debt requires an annual principal prepayment based on excess cash flow (as defined in the Amended Credit Agreement) calculated at the end of each calendar year.  For the year ended December 31, 2013, the excess cash flow repayment was $8.0 million, which we paid in early April 2014. The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of June 30, 2014, was $138.3 million, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Table of Contents	37

Cash Flows from Operating Activities

Operating activities provided $12.9 million through June 30, 2014, compared to $23.3 million provided through June 30, 2013. The decrease in cash provided by operating activities was driven by the decline in net income and payment timing related to the elements of working capital.

Cash Flows from Investing Activities

Investing activities used $6.7 million through June 30, 2014, compared to using $9.9 million through June 30, 2013.  Net cash used in investing activities is primarily comprised of capital expenditures, which were $6.7 million and $16.7 million during the six months ended June 30, 2014 and 2013, respectively. Cash flows used in investing activities for the six months ended June 30, 2013 include proceeds from the Truckee Disposition, which partially offset capital expenditures.

Cash Flows from Financing Activities

Financing activities used $8.7 million and $6.6 million, respectively, during the six months ended ended June 30, 2014 and 2013, which primarily represented repayments of long-term debt.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 31, 2014 ("2013 Form 10-K"), and as clarified in Note 2 in relation to our accounting for income taxes.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of June 30, 2014 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the Senior Secured Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%.  At June 30, 2014, the principal amount of the related borrowings under our New Credit Facility was $182.7 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.8 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $393.0 million as of June 30, 2014.

Table of Contents	38

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	39	Financial Statement Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our previously reported legal proceedings, refer to “Part I.  Item 3. — Legal Proceedings” in our 2013 Form 10-K, as updated in Note 11 and Note 15 to the accompanying unaudited condensed consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Table of Contents	40

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table of Contents	41	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	August 14, 2014	By:	/s/ David D. Ross
		Name:	David D. Ross
		Title:	Chief Executive Officer

Dated:	August 14, 2014	By:	/s/ Donna Lehmann
		Name:	Donna Lehmann
		Title:	Senior Vice President, Chief Financial Officer and Treasurer