Form 10-Q
period 2014-09-30
Affinity Gaming
filed 2014-11-14
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of November 14, 2014, 20,303,718 of the registrant's shares of common stock were outstanding.

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

We base forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; (ii) expectations regarding the operation of slot machines at our casino properties; or (iii) our continued viability, our operations and results of operations.  Additional important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to compete,

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control,

•	rising gasoline prices,

•	intense competition,

•	extensive regulation from gaming and other government authorities,

•	changes to applicable gaming and tax laws,

•	severe weather conditions and other natural disasters that affect visitation to our casinos,

•	environmental contamination and remediation costs,

•	pending and potential litigation,

•	the global financial crisis and, in particular, the economic downturn in Nevada and California,

•	changes in income tax, payroll tax and health care benefits laws,

•	additional gaming licenses being granted in or adjacent to jurisdictions where we operate,

•	breaches of our information systems resulting in loss or compromise of customer data,

•	results of noncompliance with, and subsequent curative amendment to, the terms of our existing credit agreement,

•	changes in the smoking laws, and

•
other factors as described in “Part I. Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014, as amended (“2013 Form 10-K”).

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

Table of Contents	ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$144,063	$140,857
Restricted cash	939	608
Accounts receivable, net of reserve of $641 and $537, respectively	3,086	3,371
Income tax receivable	254	420
Prepaid expense	8,283	9,858
Inventory	2,787	2,977
Deferred income taxes	—	3,640
Total current assets	159,412	161,731
Property and equipment, net	259,900	271,729
Other assets, net	6,280	6,924
Intangibles, net	127,168	129,044
Goodwill	68,516	68,516
Total assets	$621,276	$637,944
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$11,979	$15,825
Accrued interest	6,827	2,468
Accrued expense	22,797	22,141
Deferred income taxes	458	—
Current maturities of long-term debt	—	9,961
Other current liabilities	30	187
Total current liabilities	42,091	50,582
Long-term debt	374,256	374,038
Other liabilities	2,036	3,232
Deferred income taxes	15,005	5,573
Total liabilities	433,388	433,425

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,291,876 and 20,243,262 shares issued and outstanding for 2014 and 2013, respectively	20	20
Additional paid-in-capital	207,100	205,726
Retained earnings	(19,232)	(1,227)
Total owners’ equity	187,888	204,519
Total liabilities and owners’ equity	$621,276	$637,944
See notes to consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE
Casino	$74,892	$75,032	$227,261	$230,754
Food and beverage	12,118	11,420	37,413	34,308
Lodging	6,345	6,661	20,008	20,308
Fuel and retail	16,461	16,093	45,766	45,565
Other	3,852	3,636	11,321	10,802
Total revenue	113,668	112,842	341,769	341,737
Promotional allowances	(14,206)	(13,719)	(46,116)	(41,256)
Net revenue	99,462	99,123	295,653	300,481
EXPENSE
Casino	30,457	29,713	93,594	89,993
Food and beverage	12,213	11,474	36,379	34,365
Lodging	4,083	4,406	12,464	13,527
Fuel and retail	13,183	13,066	36,662	38,179
Other	2,021	2,018	6,157	5,979
General and administrative	21,467	21,172	60,850	58,000
Depreciation and amortization	7,163	7,015	21,338	20,533
Corporate	3,626	1,927	10,620	9,917
Write downs, reserves and recoveries	39	2,679	(410)	4,320
Total expense	94,252	93,470	277,654	274,813
Operating income from continuing operations	5,210	5,653	17,999	25,668
Other expense
Interest expense, net	(8,344)	(7,899)	(22,128)	(22,802)
Loss on extinguishment (or modification) of debt	(240)	—	(240)	—
Total other expense, net	(8,584)	(7,899)	(22,368)	(22,802)
Income (loss) from continuing operations before income tax	(3,374)	(2,246)	(4,369)	2,866
Benefit from (provision for) income taxes	(311)	1,040	(13,636)	(732)
Income (loss) from continuing operations	$(3,685)	$(1,206)	$(18,005)	$2,134

Discontinued operations (Note 13):
Loss from discontinued operations before income tax	—	—	—	(369)
Benefit from income taxes	—	—	—	133
Loss from discontinued operations	$—	$—	$—	$(236)
Net income (loss)	$(3,685)	$(1,206)	$(18,005)	$1,898
See notes to consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(18,005)	$1,898
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	—	369
Depreciation and amortization	21,338	20,533
Amortization of debt costs and discounts	1,492	1,642
Gain on sale of property and equipment	(4)	(46)
Unamortized loan fees related to extinguishment (or modification) of debt	240	—
Share-based compensation	225	1,129
Environmental remediation costs	—	3,185
Deferred income taxes	13,530	1,002
Changes in operating assets and liabilities:
Accounts receivable	285	866
Prepaid expense	1,575	391
Inventory	190	76
Other assets	531	704
Accounts payable	(1,348)	776
Accrued interest	4,359	4,393
Accrued expense	656	2,091
Income tax payable/receivable	166	(1,254)
Other liabilities	(86)	(53)
Net cash provided by operating activities	25,144	37,702
Cash flows from investing activities:
Restricted cash	(331)	(735)
Proceeds from sale to Truckee Gaming, LLC	—	17,447
Proceeds from sale of property and equipment	361	70
Purchases of property and equipment	(10,367)	(23,072)
Net cash used in investing activities	(10,337)	(6,290)
Cash flows from financing activities:
Payment on long-term debt	(8,711)	(6,889)
Loan origination fees	(2,890)	(270)
Repurchases of vested share-based awards	—	(318)
Net cash used in financing activities	(11,601)	(7,477)
Net increase in cash and cash equivalents	3,206	23,935
Cash and cash equivalents:
Beginning of period	140,857	126,873
End of period	$144,063	$150,808

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$36
Cash flows from investing activities	—	(4,695)
Cash flows from discontinued operations	$—	$(4,659)
Supplemental cash flow information:
Cash paid during the period for interest	$16,414	$17,247
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$1,205	$1,707
Acquisition of property and equipment under capital lease	82	—
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

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

On February 1, 2013, we completed the sale to Truckee Gaming, LLC (“Truckee Gaming”) of the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada (“Truckee Disposition”). In December 2013, we closed our Henderson Casino.

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2014, with the audited Consolidated Balance Sheet amounts as of December 31, 2013 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

We reclassified certain amounts in the 2013 financial statements to conform to the 2014 presentation. The reclassification, which consisted of reporting a portion of unamortized debt issuance costs as an offset against the related debt rather than reporting it as part of Other assets (see Note 8 for more information), had no impact on our results of operations, cash flows or owners’ equity as previously reported.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of September 30, 2014, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2013 Form 10-K.

Table of Contents	5	Financial Statement Index

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes to Significant Accounting Policies

We recognize deferred tax assets and liabilities, which result from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. Any effect on deferred tax assets or liabilities resulting from a change in enacted tax rates is included in income during the period that includes the enactment date.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 place responsibility on management to determine whether substantial doubt exists regarding the entity’s ability to continue as a going concern. The amendments state that for each annual and interim reporting period, management should evaluate whether conditions or events, considered in the aggregate, raise doubt about the entity’s ability to continue as a going concern for one year after the financial statements are issued. If management determines that substantial doubt exists regarding the entity’s ability to continue as a going concern, the amendments require disclosure of the conditions or events that led to such determination, management’s evaluation of the significance of such conditions or events, and management’s plans to mitigate such conditions or events, including whether the plans alleviated substantial doubt. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in ASU 2014-15 will not have a material effect on our financial condition, results of operations, cash flows or the reporting thereof.

In May 2014, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 stipulate that an entity should recognize revenue in an amount which reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers, and they provide a five-step process to assist entities with achieving that core principle. The ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. With regard to disclosures, ASU 2014-09 states that entities should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and it requires qualitative and quantitative disclosures concerning contracts with customers, significant judgments and changes therein, and assets recognized from the costs incurred to obtain or fulfill a contract. For us, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods therein, and they permit either retrospective application to all prior periods or retrospective application with the cumulative effect of application recognized on the initial application date. We are currently evaluating what effect(s), if any, the ASU will have.

We have reviewed all other recently issued accounting pronouncements and, other than those we have disclosed above or in previous filings with the SEC, we do not believe any of such pronouncements will have a material effect on our operations.

NOTE 3. RESTRICTED CASH

Restricted cash balances at September 30, 2014 and at December 31, 2013 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation policies. The balance at September 30, 2014 also includes $0.3 million that represents the net proceeds from the sale of our land in Henderson, Nevada.

Table of Contents	6	Financial Statement Index

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2014	December 31, 2013
Building and improvements	7 - 40	$183,144	$180,333
Gaming equipment	3 - 10	60,969	55,277
Furniture, fixtures, and equipment	3 - 10	43,657	40,183
Leasehold improvements	7	196	196
Land	—	39,493	39,848
Barge	30	15,019	15,019
Construction-in-progress		1,915	5,964
Total property and equipment		344,393	336,820
Less accumulated depreciation		(84,493)	(65,091)
Total property and equipment, net		$259,900	$271,729

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

The following table summarizes intangible assets by category (in thousands):

	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(6,081)	$6,083	$12,164	$(4,580)	$7,584
Trademarks	2,982	(1,774)	1,208	2,982	(1,399)	1,583
	$15,146	$(7,855)	$7,291	$15,146	$(5,979)	$9,167
Indefinite-lived intangible assets
Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
	$119,877		$119,877	$119,877		$119,877
Total intangible assets	$135,023		$127,168	$135,023		$129,044

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the changes in goodwill by reportable segment during the quarter ended September 30, 2014:

	Nevada	Midwest	Colorado	Total
Balance at December 31, 2013	$33,665	$14,622	$20,229	$68,516
Impairment of goodwill	—	—	—	—
Balance at September 30, 2014	$33,665	$14,622	$20,229	$68,516

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

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Capitalized debt issuance cost, net	$2,371	$2,484
Long-term deposits	3,400	3,855
Other assets	509	585
Total	$6,280	$6,924

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Progressive jackpot liabilities	$3,671	$3,294
Accrued payroll and related	8,633	7,353
Slot club point liability	3,601	3,574
Litigation reserve	3,100	3,100
Other accrued expense	3,792	4,820
Total	$22,797	$22,141

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	September 30, 2014	December 31, 2013
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized debt issuance cost, net	(3,050)	(2,970)
Unamortized discount	(1,219)	(1,452)
9% Senior Unsecured Notes due 2018, net	195,731	195,578
Term loan due 2017	182,745	191,246
Unamortized debt issuance cost, net	(4,250)	(2,825)
Term loan due 2017, net	178,495	188,421
Total debt, including current portion	374,226	383,999
Less: current maturities	—	(9,961)
Plus: long-term portion of capital leases	30	—
Total long-term debt	$374,256	$374,038

On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the senior secured loans under our credit agreement dated December 31, 2010 (the “Old Credit Facility”).  We obtained the funds used to repay the Old Credit Facility by (i) issuing $200.0 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”), and (ii) borrowing under our new Credit Agreement, dated May 9, 2012, which provides for a $200.0 million term loan (the “Initial Term Loan”) due in 2017, the entirety of which the lenders disbursed to us on the closing date of the Credit Agreement, and a $35.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Initial Term Loan, the “New Credit Facility”) which remained undrawn on the closing date of the Credit Agreement. Approximately $38.6 million of cash from the issuance of the 2018 Notes and our borrowings under the New Credit Facility remained after we paid related transaction expense and repaid our Old Credit Facility.

On December 13, 2013, we completed the first amendment to the Credit Agreement. The first amendment made several changes to the Credit Agreement (see Exhibit 10.46 to our 2013 Form 10-K), including changes to interest rates. With our completion of the second amendment, the first amendment’s changes regarding interest rates were superseded.

On July 22, 2014, we completed the second amendment to the Credit Agreement (the “Second Amended Credit Agreement”) governing our New Credit Facility. We incur and pay interest on the Initial Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the Total Net Leverage Ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the Total Net Leverage Ratio is less than or equal to 3.50 to 1.00.  The New Credit Facility provides an accordion feature which allows us to seek additional borrowings of up to $80.0 million subject to certain customary terms and conditions, including pro forma compliance with a maximum leverage ratio, as defined in the Second Amended Credit Agreement.

In the table above, unamortized debt issuance cost represents payments made to entities which purchased our debt, and we reclassified the December 31, 2013 amount from Other assets to conform to the current-year presentation. Unamortized debt issuance cost, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $9.7 million at September 30, 2014, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt.

Under the Second Amended Credit Agreement, we must make a mandatory repayment of amounts outstanding under the Initial Term Loan in an amount equal to the net cash proceeds from any asset sale within five business days after receipt of such

Table of Contents	9	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

proceeds.  However, we do not have to make such mandatory prepayment if (i) no event of default or specified default (each as defined in the Second Amended Credit Agreement) then exists and (ii) such net cash proceeds are used to purchase assets (other than working capital) used or useful in the business (x) within 548 days following receipt of the net cash proceeds or (y) if a legally binding commitment to purchase assets is entered into within such 548 day period, within 180 days after the end of such 548 day period.  In the case of non-core asset sales (as defined in the Second Amended Credit Agreement), any resulting net cash proceeds must be deposited into an account subject to an account control agreement.

Under the Second Amended Credit Agreement, a change of control would occur in certain circumstances, including (i) when any person or group acquires 50% or more on a fully diluted basis of our voting equity interests, or (ii) when there is a change in the majority of continuing directors, but excluding (i) the entry into or performance of the Settlement Agreement (as described in our Current Report on Form 8-K, filed on July 28, 2014), or (ii) the formation of a “group” among all or some of the parties to the Settlement Agreement or their affiliates in connection with the performance of the Settlement Agreement or any other agreement in existence on July 14, 2014. A continuing director, as defined in the Second Amended Credit Agreement, is a director on the date of borrowing, a director nominated by a majority of directors which existed on the date of borrowing, and any directors appointed in accordance with the Settlement Agreement or by any Stockholder (as defined in the Settlement Agreement) party to the Settlement Agreement.  A change of control would constitute an event of default under the Second Amended Credit Agreement and permit the acceleration by the lenders of all outstanding borrowings thereunder.

The Second Amended Credit Agreement contains customary covenants including, but not limited to, a maximum total net leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Initial Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the Total Net Leverage Ratio is greater than 4.00 to 1.00, equal to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00.  The excess cash flow payment for the year ended December 31, 2013 was $8.0 million, which we paid on April 3, 2014. At September 30, 2014, the First Lien Senior Secured Net Leverage Ratio was 2.66 to 1.00, and the Interest Expense Coverage Ratio was 1.92 to 1.00. As of September 30, 2014, we remained in compliance with all debt covenants.

We issued the 2018 Notes pursuant to an indenture dated May 9, 2012 ("2018 Notes Indenture"). Under the 2018 Notes Indenture, we may choose to redeem some or all of the 2018 Notes at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, at a price equal to 100% of the principal amount of the 2018 Notes redeemed plus a “make-whole” premium as of the applicable redemption date, plus accrued interest.  Additionally, at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, Affinity Gaming and Affinity Gaming Finance Corp. (collectively, the “Issuers”) may choose to redeem up to 35% of the 2018 Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 109% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to the redemption date, as long as at least 65% of the aggregate principal amount of the 2018 Notes originally issued remains outstanding immediately after giving effect to any such redemption and the redemption occurs not more than 180 days after the date of the closing of the equity offering.  On and after May 15, 2015, the Issuers are entitled to redeem all or a portion of the 2018 Notes upon providing not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on May 15 of the years set forth in the table below.

Year	Percentage
2015	104.50%
2016	102.25%
2017 and thereafter	100.00%

All of our current and future domestic subsidiaries that guarantee the New Credit Facility also fully and unconditionally guarantee the Issuers' payment obligations under the 2018 Notes on a senior unsecured basis.

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

If we experience certain kinds of changes in control, the Issuers must make an offer to purchase the 2018 Notes at a price equal to 101% of the aggregate principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase. A change of control, as defined in the 2018 Notes Indenture (as amended on July 24, 2014), specifically excludes certain actions taken as a result of the settlement agreement we executed with Z Capital Partners, LLC on July 28, 2014 and occurs when we become aware of (i) any person or group becoming the beneficial owner of more than 50% of the total voting power of our voting stock, or (ii) the sale or other disposition of all or substantially all of our assets. In addition, the Issuers, under certain circumstances, must make an offer to repurchase 2018 Notes with the proceeds of certain asset sales that they do not use to purchase new assets or otherwise apply in accordance with the terms of the 2018 Notes Indenture.

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

We based the estimated fair value of the 2018 Notes and the New Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at September 30, 2014 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$195,731	$192,795
Term loan due 2017	178,495	177,388
Total	$374,226	$370,183

NOTE 9. INCOME TAXES

We evaluated our deferred tax assets to determine if any portion of those assets would not be realized in a future period. Based on our analysis of all available evidence, which included consideration of our consolidated pre-tax losses in the 2013 and 2012 fiscal years as well as other data, we concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, we recorded a valuation allowance of $13.6 million during the quarter ended June 30, 2014. We had not previously recorded a valuation allowance related to any of our net deferred tax assets. Establishing the valuation allowance caused our effective income tax rates for the quarter ended June 30, 2014 and the nine months ended September 30, 2014 to vary significantly from the federal statutory rate and from our effective income tax rates for the same period in 2013. For the quarters ended September 30, 2014 and 2013, we recorded a $0.3 million income tax provision and a $1.0 million income tax benefit, respectively, and for the nine months ended September 30, 2014 and 2013, we recorded income tax provisions of $13.6 million and $0.7 million, respectively.

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

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock units for the period ended September 30, 2014:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2013	348,399	$10.05	44,171	$4.88	52,361	$11.86
Granted	109,315	11.61	109,315	4.83	48,614	11.61
Vested	—	—	(31,501)	5.56	(36,272)	11.83
Canceled	(263,324)	10.04	—	—	—	—
Forfeited	(12,670)	10.25	(12,670)	5.92	—	—
Expired	(4,223)	$10.25	—	$—	—	$—
September 30, 2014	177,497	$10.99	109,315	$4.83	64,703	$11.69

As of September 30, 2014, awards representing 469,372 shares or potential shares of our common stock remained outstanding; therefore, awards representing 530,628 shares or potential shares of our common stock remained available for issuance under our Amended 2011 Long-Term Incentive Plan.

We account for stock option awards as liabilities. As of September 30, 2014, we have reported a $1.0 million share-based compensation liability in the Other liabilities line item.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Data Security Event

In late October 2013, Affinity was contacted by law enforcement regarding fraudulent credit and debit card charges which may have been linked to a data security breach in Affinity’s information technology system. We immediately initiated a thorough investigation, supported by an independent professional forensic investigative firm, to determine the nature and scope of the compromise. In December 2013, we issued a press release advising that our payment processing system had become infected by malware, which resulted in a compromise of credit card and debit card information belonging to individuals who used their cards at restaurants, hotels and gift shops at our facilities between March 14 and October 16, 2013. As of November 14, 2013, our forensics expert advised us that our credit card processing systems were free of functioning malware. We encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure. In April 2014, we again learned that an unauthorized intrusion and installation of malware compromising the credit card processing environment had occurred. We then hired a different professional forensics investigation firm to conduct a thorough investigation of the more recently discovered event, and the security of our information technology environment as it relates to both incidents. As a result of the investigation, we have reason to believe that credit card and debit card information from individuals who used their cards at restaurants, hotels and gift shops at our properties between December 7, 2013 and April 28, 2014, may have been compromised. In May 2014, we issued another press release and encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure.

Table of Contents	12	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity carries insurance coverage of $5.0 million for liability resulting from network security events. We cannot estimate the total amount which we will ultimately incur because, although the investigation has concluded, we have not received all of the assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. Various states attorneys general also continue to investigate the incidents.

Litigation

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Hotel & Casino (“Lakeside”) in Osceola, Iowa, filed an action in Iowa state court against Affinity and Lakeside, seeking a declaratory judgment that the management contract between CCDC and Lakeside is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside, Affinity and the Iowa Racing & Gaming Commission (“IRGC”)  in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved the Predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent.  On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  The mediation resulted in a written memorandum of understanding (“MOU”) pursuant to which the state court petition and federal court action were to be dismissed upon Lakeside’s payments of $0.6 million to CCDC and $2.5 million to an account controlled by the Clarke County Reservoir Commission; Lakeside was to incrementally reduce to zero over a period of ten years a 0.5% capital improvement set-off against the 2.5% of adjusted gross revenue (“AGR”) the casino pays to CCDC and its local government affiliates; and, for a period of five years, CCDC would not unreasonably withhold its consent to the assignment of the management agreement to a third party, provided the assignee agrees to immediately eliminate the capital improvement set-off and to pay the greater of 3% or the state maximum percentage of AGR.  However, subsequent to the mediation, when the parties exchanged drafts of the formal written settlement agreement contemplated by the MOU, it became apparent that a meeting of the minds regarding settlement had not occurred, as CCDC took the position that any assignee of the management agreement would have to increase its percentage of AGR payment by 1.5% more than what Lakeside pays, rather than the 0.5% to which we believed we had agreed.  Because discovery in the matter has just commenced, an evaluation of the likelihood of an unfavorable outcome cannot be made; however, we estimate the potential loss to be the $3.1 million in payments set forth in the MOU.

In March 2013, shareholder Z Capital Partners, L.L.C. and certain of its affiliates (collectively “Z Capital”), individually as well as derivatively on behalf of Affinity Gaming, filed a complaint (the “Complaint”) against us as a nominal party and our directors as defendants in the District Court, Clark County, Nevada (the “District Court”). In July 2014, representatives of Z Capital, shareholder SPH Manager, LLC (“SPH Manager”) and certain other large shareholders reached an agreement to settle the Complaint (see our Current Report on Form 8-K, filed on July 28, 2014, for more information).

Chartwell Advisory Group, Ltd. (“Chartwell”), a professional services firm that facilitated filing refund requests with the Nevada Tax Commission for sales and use tax paid by certain casinos on the cost of complimentary meals for periods beginning in 2004, has filed a lawsuit against numerous Nevada casino operators, including one of our subsidiaries, alleging that it is owed a percentage of the tax casinos did not have to pay as a result of the 2012 regulation and related settlement agreement. Our subsidiary entered into an agreement with this firm prior to the bankruptcy whereby Chartwell would receive a percentage of any refund we received from the state of sales tax previously paid by our subsidiary. Although Chartwell asserts that we owe them approximately $0.3 million, we do not believe any amounts are due to Chartwell and accordingly, we have not recorded an accrual. We intend to vigorously defend the lawsuit and our subsidiary has recently filed a motion to dismiss the claims against it, which motion is pending.

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

Through September 30, 2014, we have incurred approximately $3.7 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. We received $1.0 million from our insurer in 2013, and $0.5 million during the second quarter of 2014.

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

The following table reconciles the value of the asset retirement obligation for the periods presented.

	September 30, 2014	December 31, 2013
Balance at beginning of period	$773	$724
Accretion expense	39	49
Balance at end of period	$812	$773

Table of Contents	14	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross revenue
Nevada	$67,204	$68,503	$203,795	$206,631
Midwest	34,629	32,715	102,412	102,117
Colorado	11,835	11,624	35,562	32,989
Total gross revenue	113,668	112,842	341,769	341,737
Promotional allowances
Nevada	(9,279)	(9,417)	(30,356)	(27,864)
Midwest	(3,397)	(2,881)	(10,076)	(8,741)
Colorado	(1,530)	(1,421)	(5,684)	(4,651)
Total promotional allowances	(14,206)	(13,719)	(46,116)	(41,256)
Net revenue
Nevada	57,925	59,086	173,439	178,767
Midwest	31,232	29,834	92,336	93,376
Colorado	10,305	10,203	29,878	28,338
Total net revenue	$99,462	$99,123	$295,653	$300,481

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

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA
Nevada	$5,527	$5,959	$19,466	$24,277
Midwest	8,954	8,761	26,110	29,294
Colorado	1,557	2,554	3,971	6,867
Corporate and other	(3,520)	(1,542)	(10,395)	(8,788)
Total Adjusted EBITDA	$12,518	$15,732	$39,152	$51,650

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended September 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$5,527	$(3,656)	$—	$(39)	$1,832
Midwest	8,954	(1,913)	—	—	7,041
Colorado	1,557	(1,288)	—	—	269
Corporate and other	(3,520)	(306)	(106)	—	(3,932)
Continuing operations	$12,518	$(7,163)	$(106)	$(39)	$5,210

	Quarter Ended September 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$5,959	$(3,709)	$—	$(2,679)	$(429)
Midwest	8,761	(1,739)	—	—	7,022
Colorado	2,554	(1,312)	—	—	1,242
Corporate and other	(1,542)	(255)	(385)	—	(2,182)
Continuing operations	$15,732	$(7,015)	$(385)	$(2,679)	$5,653

	Nine Months Ended September 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$19,466	$(10,964)	$—	$410	$8,912
Midwest	26,110	(5,621)	—	—	20,489
Colorado	3,971	(3,857)	—	—	114
Corporate and other	(10,395)	(896)	(225)	—	(11,516)
Continuing operations	$39,152	$(21,338)	$(225)	$410	$17,999

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$24,277	$(10,880)	$—	$(2,679)	$10,718
Midwest	29,294	(5,215)	—	(3,100)	20,979
Colorado	6,867	(3,710)	—	—	3,157
Corporate and other	(8,788)	(728)	(1,129)	1,459	(9,186)
Continuing operations	$51,650	$(20,533)	$(1,129)	$(4,320)	$25,668

The following table presents total assets by reportable segment (in thousands):

	September 30, 2014	December 31, 2013
Total assets by reportable segment
Nevada	$222,562	$228,956
Midwest	208,384	213,671
Colorado	79,629	83,149
Reportable segment total assets	510,575	525,776
Corporate and other	110,701	112,168
Total assets	$621,276	$637,944

Total assets in the Corporate and other line consist primarily of cash at the corporate entity.

The following table presents capital expenditures by reportable segment (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capital expenditures by reportable segment
Nevada	$2,433	$2,271	$3,666	$8,254
Midwest	1,338	2,015	2,894	4,040
Colorado	385	2,197	1,021	8,284
Reportable segment capital expenditures	4,156	6,483	7,581	20,578
Corporate	311	230	591	543
Total capital expenditures	$4,467	$6,713	$8,172	$21,121

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

of $14.8 million. We have presented the operating results for the casinos subject to the Truckee Disposition in discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013.

The following table summarizes operating results for discontinued operations (in thousands):

	Nine Months Ended September 30,
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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet
September 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$100,015	$44,048	$—	$144,063
Restricted cash	800	139	—	939
Accounts receivable, net	917	2,169	—	3,086
Income tax receivable	254	—	—	254
Prepaid expense	996	7,287	—	8,283
Inventory	—	2,787	—	2,787
Deferred income taxes	17	—	(17)	—
Total current assets	102,999	56,430	(17)	159,412
Property and equipment, net	2,979	256,921	—	259,900
Intercompany receivables	—	91,655	(91,655)	—
Investment in subsidiaries	555,166	—	(555,166)	—
Other assets, net	4,740	1,540	—	6,280
Intangibles	—	127,168	—	127,168
Goodwill	—	68,516	—	68,516
Total assets	$665,884	$602,230	$(646,838)	$621,276

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,915	$10,064	$—	$11,979
Intercompany payables	91,655	—	(91,655)	—
Accrued interest	6,827	—	—	6,827
Accrued expense	1,030	21,767	—	22,797
Deferred income taxes	—	475	(17)	458
Other current liabilities	—	30	—	30
Total current liabilities	101,427	32,336	(91,672)	42,091
Long-term debt, less current portion	374,226	30	—	374,256
Other liabilities	1,224	812	—	2,036
Deferred income taxes	1,119	13,886	—	15,005
Total liabilities	477,996	47,064	(91,672)	433,388

Common stock	20	—	—	20
Other equity	187,868	555,166	(555,166)	187,868
Total owners’ equity	187,888	555,166	(555,166)	187,888
Total liabilities and owners’ equity	$665,884	$602,230	$(646,838)	$621,276

Table of Contents	19	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$98,296	$42,561	$—	$140,857
Restricted cash	469	139	—	608
Accounts receivable, net	510	2,861	—	3,371
Income tax receivable	420	—	—	420
Prepaid expense	586	9,272	—	9,858
Inventory	—	2,977	—	2,977
Deferred income taxes	267	3,373	—	3,640
Total current assets	100,548	61,183	—	161,731
Property and equipment, net	3,395	268,334	—	271,729
Intercompany receivables	—	36,129	(36,129)	—
Investment in subsidiaries	523,859	—	(523,859)	—
Other assets, net	4,853	2,071	—	6,924
Intangibles	—	129,044	—	129,044
Goodwill	—	68,516	—	68,516
Total assets	$632,655	$565,277	$(559,988)	$637,944

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,097	$13,728	$—	$15,825
Intercompany payables	36,129	—	(36,129)	—
Accrued interest	2,468	—	—	2,468
Accrued expense	832	21,309	—	22,141
Current maturities of long-term debt	9,961	—	—	9,961
Other current liabilities	—	187	—	187
Total current liabilities	51,487	35,224	(36,129)	50,582
Long-term debt, less current portion	374,038	—	—	374,038
Other liabilities	2,459	773	—	3,232
Deferred income taxes	152	5,421	—	5,573
Total liabilities	428,136	41,418	(36,129)	433,425

Common stock	20	—	—	20
Other equity	204,499	523,859	(523,859)	204,499
Total owners’ equity	204,519	523,859	(523,859)	204,519
Total liabilities and owners’ equity	$632,655	$565,277	$(559,988)	$637,944

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended September 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$74,892	$—	$74,892
Food and beverage	—	12,118	—	12,118
Lodging	—	6,345	—	6,345
Fuel and retail	—	16,461	—	16,461
Other	—	3,852	—	3,852
Total revenue	—	113,668	—	113,668
Promotional allowances	—	(14,206)	—	(14,206)
Net revenue	—	99,462	—	99,462
EXPENSE
Casino	—	30,457	—	30,457
Food and beverage	—	12,213	—	12,213
Lodging	—	4,083	—	4,083
Fuel and retail	—	13,183	—	13,183
Other	—	2,021	—	2,021
General and administrative	—	21,467	—	21,467
Depreciation and amortization	306	6,857	—	7,163
Corporate	3,626	—	—	3,626
Write downs, reserves and recoveries	—	39	—	39
Total expense	3,932	90,320	—	94,252
Operating income (loss) from continuing operations	(3,932)	9,142	—	5,210
Other income (expense)
Interest expense, net	(8,344)	—	—	(8,344)
Intercompany interest income	8,386	—	(8,386)	—
Intercompany interest expense	—	(8,386)	8,386	—
Loss on extinguishment (or modification) of debt	(240)	—	—	(240)
Income from equity investments in subsidiaries	(63,696)	—	63,696	—
Total other expense, net	(63,894)	(8,386)	63,696	(8,584)
Income (loss) from continuing operations before income tax	(67,826)	756	63,696	(3,374)
Benefit from (provision for) income taxes	64,141	(64,452)	—	(311)
Net loss	$(3,685)	$(63,696)	$63,696	$(3,685)

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended September 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$75,032	$—	$75,032
Food and beverage	—	11,420	—	11,420
Lodging	—	6,661	—	6,661
Fuel and retail	—	16,093	—	16,093
Other	—	3,636	—	3,636
Total revenue	—	112,842	—	112,842
Promotional allowances	—	(13,719)	—	(13,719)
Net revenue	—	99,123	—	99,123
EXPENSE
Casino	—	29,713	—	29,713
Food and beverage	—	11,474	—	11,474
Lodging	—	4,406	—	4,406
Fuel and retail	—	13,066	—	13,066
Other	—	2,018	—	2,018
General and administrative	—	21,172	—	21,172
Depreciation and amortization	255	6,760	—	7,015
Corporate	1,927	—	—	1,927
Write downs, reserves and recoveries	—	2,679	—	2,679
Total expense	2,182	91,288	—	93,470
Operating income (loss) from continuing operations	(2,182)	7,835	—	5,653
Other income (expense)
Interest expense, net	(7,899)	—	—	(7,899)
Intercompany interest income	7,942	—	(7,942)	—
Intercompany interest expense	—	(7,942)	7,942	—
Income from equity investments in subsidiaries	1,017	—	(1,017)	—
Total other income (expense), net	1,060	(7,942)	(1,017)	(7,899)
Income from continuing operations before income tax	(1,122)	(107)	(1,017)	(2,246)
Benefit from (provision for) income taxes	(84)	1,124	—	1,040
Net income (loss)	$(1,206)	$1,017	$(1,017)	$(1,206)

Table of Contents	22	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$227,261	$—	$227,261
Food and beverage	—	37,413	—	37,413
Lodging	—	20,008	—	20,008
Fuel and retail	—	45,766	—	45,766
Other	—	11,321	—	11,321
Total revenue	—	341,769	—	341,769
Promotional allowances	—	(46,116)	—	(46,116)
Net revenue	—	295,653	—	295,653
EXPENSE
Casino	—	93,594	—	93,594
Food and beverage	—	36,379	—	36,379
Lodging	—	12,464	—	12,464
Fuel and retail	—	36,662	—	36,662
Other	—	6,157	—	6,157
General and administrative	—	60,850	—	60,850
Depreciation and amortization	896	20,442	—	21,338
Corporate	10,620	—	—	10,620
Write downs, reserves and recoveries	—	(410)	—	(410)
Total expense	11,516	266,138	—	277,654
Operating income (loss) from continuing operations	(11,516)	29,515	—	17,999
Other income (expense)
Interest expense, net	(22,128)	—	—	(22,128)
Intercompany interest income	22,254	—	(22,254)	—
Intercompany interest expense	—	(22,254)	22,254	—
Loss on extinguishment (or modification) of debt	(240)	—	—	(240)
Income from equity investments in subsidiaries	29,923	—	(29,923)	—
Total other income (expense), net	29,809	(22,254)	(29,923)	(22,368)
Income from continuing operations before income tax	18,293	7,261	(29,923)	(4,369)
Benefit from (provision for) income taxes	(36,298)	22,662	—	(13,636)
Net income (loss)	$(18,005)	$29,923	$(29,923)	$(18,005)

Table of Contents	23	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$230,754	$—	$230,754
Food and beverage	—	34,308	—	34,308
Lodging	—	20,308	—	20,308
Fuel and retail	—	45,565	—	45,565
Other	—	10,802	—	10,802
Total revenue	—	341,737	—	341,737
Promotional allowances	—	(41,256)	—	(41,256)
Net revenue	—	300,481	—	300,481
EXPENSE
Casino	—	89,993	—	89,993
Food and beverage	—	34,365	—	34,365
Lodging	—	13,527	—	13,527
Fuel and retail	—	38,179	—	38,179
Other	—	5,979	—	5,979
General and administrative	—	58,000	—	58,000
Depreciation and amortization	728	19,805	—	20,533
Corporate	9,917	—	—	9,917
Write downs, reserves and recoveries	(1,459)	5,779	—	4,320
Total expense	9,186	265,627	—	274,813
Operating income (loss) from continuing operations	(9,186)	34,854	—	25,668
Other income (expense)
Interest expense, net	(22,963)	—	161	(22,802)
Intercompany interest income	22,925	—	(22,925)	—
Intercompany interest expense	—	(22,925)	22,925	—
Income from equity investments in subsidiaries	8,806	—	(8,806)	—
Total other income (expense), net	8,768	(22,925)	(8,645)	(22,802)
Income from continuing operations before income tax	(418)	11,929	(8,645)	2,866
Benefit from (provision for) income taxes	2,316	(3,048)	—	(732)
Income from continuing operations	$1,898	$8,881	$(8,645)	$2,134

Discontinued operations
Loss from discontinued operations before tax	—	(369)	—	(369)
Benefit for income taxes	—	133	—	133
Loss from discontinued operations	$—	$(236)	$—	$(236)
Net income	$1,898	$8,645	$(8,645)	$1,898

Table of Contents	24	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(63,876)	$89,020	$25,144

Cash flows from investing activities:
Restricted cash	(331)	—	(331)
Proceeds from sale of property and equipment	—	361	361
Purchases of property and equipment	(573)	(9,794)	(10,367)
Net cash used in investing activities	$(904)	$(9,433)	$(10,337)

Cash flows from financing activities:
Change in intercompany accounts	77,890	(77,890)	—
Payments on long-term debt	(8,501)	(210)	(8,711)
Loan origination fees	(2,890)	—	(2,890)
Net cash provided by (used in) financing activities	$66,499	$(78,100)	$(11,601)

Net decrease in cash and cash equivalents	1,719	1,487	3,206

Cash and cash equivalents
Beginning of year	98,296	42,561	140,857
End of period	$100,015	$44,048	$144,063

Table of Contents	25	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013
(000s)

	Affinity Gaming (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(20,047)	$57,749	$37,702

Cash flows from investing activities:
Restricted cash	(735)	—	(735)
Proceeds from sale to Truckee Gaming, LLC	17,447	—	17,447
Proceeds from sale of property and equipment	20	50	70
Purchases of property and equipment	(631)	(22,441)	(23,072)
Net cash provided by (used in) investing activities	$16,101	$(22,391)	$(6,290)

Cash flows from financing activities:
Change in intercompany accounts	29,272	(29,272)	—
Payment on long-term debt	(6,768)	(121)	(6,889)
Loan origination fees	(270)	—	(270)
Repurchases of vested share-based awards	(318)	—	(318)
Net cash provided by (used in) financing activities	$21,916	$(29,393)	$(7,477)

Net increase (decrease) in cash and cash equivalents	17,970	5,965	23,935

Cash and cash equivalents
Beginning of year	89,063	37,810	126,873
End of period	$107,033	$43,775	$150,808

Cash flows from discontinued operations:
Cash flows from operating activities	—	36	$36
Cash flows from investing activities	—	$(4,695)	(4,695)
Cash flows from discontinued operations	$—	$(4,659)	$(4,659)

Table of Contents	26	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred during the period from September 30, 2014 through the filing date. We did not identify any subsequent events the effects of which would require disclosure in our financial statement footnotes or adjustment to our financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, Iowa and Colorado. Casino operations as of September 30, 2014 included the following wholly-owned casinos (by segment):

Nevada
Silver Sevens Hotel & Casino	Las Vegas, NV	(“Silver Sevens”)
Primm Valley Casino, Resort & Spa	Primm, NV	(“Primm Valley”)
Buffalo Bill’s Resort & Casino	Primm, NV	(“Buffalo Bill’s”)
Whiskey Pete’s Hotel & Casino	Primm, NV	(“Whiskey Pete’s”)
Rail City Casino	Sparks, NV	(“Rail City”)

Midwest
St Jo Frontier Casino	St. Joseph, MO	(“St Jo”)
Mark Twain Casino	La Grange, MO	(“Mark Twain”)
Lakeside Hotel & Casino	Osceola, IA	(“Lakeside”)

Colorado
Golden Mardi Gras Casino	Black Hawk, CO	(“Golden Mardi Gras”)
Golden Gulch Casino	Black Hawk, CO	(“Golden Gulch”)
Golden Gate Casino	Black Hawk, CO	(“Golden Gate”)

As of September 30, 2014, casino operations collectively offered approximately 288,000 square feet of gaming space with approximately 7,500 slot machines and 132 table games, while lodging operations offered approximately 3,100 hotel rooms.

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

Table of Contents	27	Financial Statement Index

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

On July 22, 2014, we completed the Second Amendment to the Credit Agreement (“Second Amended Credit Agreement”). In addition to the other changes described in the Current Report on Form 8-K we filed on July 28, 2014, the Second Amendment increased the interest rate applicable to our Initial Term Loan, which as of September 30, 2014 was 1% more than that specified in the First Amendment and 0.25% less than prior to the First Amendment.

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

Key volume indicators such as slot machine win per unit per day, table games win per unit per day, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with our casino operations.  In addition to the volume indicators, we also analyze the number of patron trips and the amount of money spent per patron trip. The industry uses the term “average daily rate” (“ADR”) to define the average amount of hotel revenue per occupied room per day, and the term “occupancy percentage” to define the total percentage of rooms occupied (i.e., the number of rooms occupied divided by the total number of rooms available). We use ADR and occupancy percentage to analyze the performance of our hotel operations. Fuel and retail operations include revenue from gas stations and convenience stores which we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

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

Table of Contents	28

RESULTS OF OPERATIONS

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Gross revenue
Nevada	$67,204	$68,503	(1.9)%	$203,795	$206,631	(1.4)%
Midwest	34,629	32,715	5.9%	102,412	102,117	0.3%
Colorado	11,835	11,624	1.8%	35,562	32,989	7.8%
Total gross revenue	113,668	112,842	0.7%	341,769	341,737	—%
Promotional allowances
Nevada	(9,279)	(9,417)	(1.5)%	(30,356)	(27,864)	8.9%
Midwest	(3,397)	(2,881)	17.9%	(10,076)	(8,741)	15.3%
Colorado	(1,530)	(1,421)	7.7%	(5,684)	(4,651)	22.2%
Total promotional allowances	(14,206)	(13,719)	3.5%	(46,116)	(41,256)	11.8%
Net revenue
Nevada	57,925	59,086	(2.0)%	173,439	178,767	(3.0)%
Midwest	31,232	29,834	4.7%	92,336	93,376	(1.1)%
Colorado	10,305	10,203	1.0%	29,878	28,338	5.4%
Total net revenue	$99,462	$99,123	0.3%	$295,653	$300,481	(1.6)%

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Adjusted EBITDA
Nevada	$5,527	$5,959	(7.2)%	$19,466	$24,277	(19.8)%
Midwest	8,954	8,761	2.2%	26,110	29,294	(10.9)%
Colorado	1,557	2,554	(39.0)%	3,971	6,867	(42.2)%
Corporate and other	(3,520)	(1,542)	128.3%	(10,395)	(8,788)	18.3%
Total Adjusted EBITDA	$12,518	$15,732	(20.4)%	$39,152	$51,650	(24.2)%

Table of Contents	29

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended September 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$5,527	$(3,656)	$—	$(39)	$1,832
Midwest	8,954	(1,913)	—	—	7,041
Colorado	1,557	(1,288)	—	—	269
Corporate and other	(3,520)	(306)	(106)	—	(3,932)
Continuing operations	$12,518	$(7,163)	$(106)	$(39)	$5,210

	Quarter Ended September 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$5,959	$(3,709)	$—	$(2,679)	$(429)
Midwest	8,761	(1,739)	—	—	7,022
Colorado	2,554	(1,312)	—	—	1,242
Corporate and other	(1,542)	(255)	(385)	—	(2,182)
Continuing operations	$15,732	$(7,015)	$(385)	$(2,679)	$5,653

	Nine Months Ended September 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$19,466	$(10,964)	$—	$410	$8,912
Midwest	26,110	(5,621)	—	—	20,489
Colorado	3,971	(3,857)	—	—	114
Corporate and other	(10,395)	(896)	(225)	—	(11,516)
Continuing operations	$39,152	$(21,338)	$(225)	$410	$17,999

	Nine Months Ended September 30, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$24,277	$(10,880)	$—	$(2,679)	$10,718
Midwest	29,294	(5,215)	—	(3,100)	20,979
Colorado	6,867	(3,710)	—	—	3,157
Corporate and other	(8,788)	(728)	(1,129)	1,459	(9,186)
Continuing operations	$51,650	$(20,533)	$(1,129)	$(4,320)	$25,668

Table of Contents	30

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Overall. We recorded net revenue from continuing operations of $99.5 million during the quarter ended September 30, 2014, compared to net revenue from continuing operations of $99.1 million for the same quarter in the prior year, an increase of $0.4 million, or 0.3%. Adjusted EBITDA during the third quarter was $12.5 million compared to $15.7 million during the same quarter of 2013, a decrease of $3.2 million, or 20.4%. Adjusted EBITDA, excluding corporate expense, decreased $1.2 million, or 7.2%.

Nevada. Nevada operations include Rail City, Silver Sevens and our three Primm casinos. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for approximately 59% and 61% of our gross revenue from continuing operations during the quarters ended September 30, 2014 and 2013, respectively.

In our Nevada segment, net revenue decreased $1.2 million, or 2.0%. Casino revenue decreased $1.8 million, or 5.1%, while lodging revenue decreased $0.4 million, or 6.9%. Increases in fuel and retail net revenue of $0.4 million, or 2.3%, and in food and beverage revenue of $0.4 million, or 5.4%, partially offset the decrease in casino revenue and in lodging revenue.

Nevada Adjusted EBITDA decreased $0.4 million, or 7.2%. The Adjusted EBITDA contribution from casino operations decreased $1.0 million, or 7.7%, offset by an increase in the Adjusted EBITDA contribution from fuel and retail operations of $0.2 million, or 8.4%, and a decrease in general and administrative expense of $0.3 million, or 2.4%. During the third quarter, we analyzed the effectiveness of our promotional campaigns and refined marketing programs, resulting in less erosion in Adjusted EBITDA than we experienced during the first two quarters of 2014, an improvement we expect will continue through the fourth quarter.

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside in Iowa. Midwest operations accounted for approximately 30% and 29% of our gross revenue from continuing operations during the quarters ended September 30, 2014 and 2013, respectively.

Net revenue from our Midwest segment increased $1.4 million, or 4.7%. Adjusted EBITDA from our Midwest segment increased $0.2 million, or 2.2%. The net revenue increase primarily resulted from focused marketing campaigns and from improved mid-week occupancy at Lakeside, which drove additional play on the gaming floor. We are encouraged by our Midwest properties’ performance during the third quarter because those properties outperformed the market, and we anticipate improved operating margins in the Midwest as we continue to analyze and refine our marketing campaigns.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for approximately 10% of our gross revenue from continuing operations during both quarters presented.

Net revenue from our Colorado segment increased $0.1 million, or 1.0%. Colorado Adjusted EBITDA decreased $1.0 million, or 39.0%, driven primarily by a decrease of $0.7 million, or 15.9%, in the Adjusted EBITDA contribution from casino operations. Despite the decline in Adjusted EBITDA, the Adjusted EBITDA operating margin improved during the third quarter in comparison to the first six months of 2014 as we refined our marketing programs, an improvement we expect will continue through the fourth quarter.

Table of Contents	31

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Overall. We recorded net revenue from continuing operations of $295.7 million during the nine months ended September 30, 2014, compared to net revenue from continuing operations of $300.5 million, a decrease of $4.8 million, or 1.6%. Adjusted EBITDA was $39.2 million, compared to $51.7 million, a decrease of $12.5 million, or 24.2%. Adjusted EBITDA, excluding corporate expense, decreased $10.9 million, or 18.0%. Our results have been most significantly impacted by the continued softness in the regional gaming markets, by the severe winter weather in the first quarter of 2014, and by the constrained discretionary spending of our target customers. Increased promotional and marketing expense negatively impacted Adjusted EBITDA, particularly in the first two quarters, as aggressive offers designed to increase revenue through additional trips, or increased spend per trip, resulted in margin erosion.

Nevada. Nevada operations accounted for approximately 60% of our gross revenue from continuing operations during both periods presented.

In the Nevada segment, net revenue decreased $5.3 million, or 3.0%, primarily due to a decrease in casino revenue and an increase in promotional allowances. Nevada Adjusted EBITDA decreased $4.8 million, or 19.8%. The Adjusted EBITDA contribution from casino operations decreased by $7.0 million, or 17.0%, primarily due to an increase in marketing and promotional expense; it was offset by an increase of $1.7 million, or 24.0%, in the Adjusted EBITDA contribution from fuel and retail operations, which benefited from the new travel center at Whiskey Pete’s being fully operational during the nine months ended September 30, 2014.

Midwest. Midwest operations accounted for approximately 30.0% of our gross revenue from continuing operations during both periods presented.

Net revenue from our Midwest segment decreased $1.0 million, or 1.1%, and Adjusted EBITDA decreased $3.2 million, or 10.9%. From the beginning of the year through April, we experienced declines attributable to severe winter weather and softness in regional gaming markets, which improved somewhat during the third quarter. The increase in net revenue during the third quarter partially offset the earlier declines.

Colorado. Colorado accounted for approximately 10% of our gross revenue from continuing operations during both periods presented.

Colorado net revenue increased $1.5 million, or 5.4%, due to the recent improvements to the Golden Mardi Gras and to significantly-increased promotional activity designed to bring back customers who stopped visiting during the roughly two years encompassing the period during which we rented the casinos from the previous owner while we awaited our Colorado license and then renovated the Golden Mardi Gras, as well as to attract first-time visitors who might increase our loyalty club database. As a result of the increased promotional and marketing expense, Adjusted EBITDA decreased $2.9 million, or 42.2%.

Table of Contents	32

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Total revenue
Casino	$74,892	$75,032	(0.2)%	$227,261	$230,754	(1.5)%
Food and beverage	12,118	11,420	6.1%	37,413	34,308	9.1%
Lodging	6,345	6,661	(4.7)%	20,008	20,308	(1.5)%
Fuel and retail	16,461	16,093	2.3%	45,766	45,565	0.4%
Other	3,852	3,636	5.9%	11,321	10,802	4.8%
Total revenue	113,668	112,842	0.7%	341,769	341,737	—%
Promotional allowances	(14,206)	(13,719)	3.5%	(46,116)	(41,256)	11.8%
Net revenue	$99,462	$99,123	0.3%	$295,653	$300,481	(1.6)%

Departmental cost and expense
Casino	$30,457	$29,713	2.5%	$93,594	$89,993	4.0%
Food and beverage	12,213	11,474	6.4%	36,379	34,365	5.9%
Lodging	4,083	4,406	(7.3)%	12,464	13,527	(7.9)%
Fuel and retail	13,183	13,066	0.9%	36,662	38,179	(4.0)%
Other	2,021	2,018	0.1%	6,157	5,979	3.0%
General and administrative	21,467	21,172	1.4%	60,850	58,000	4.9%
Depreciation and amortization	7,163	7,015	2.1%	21,338	20,533	3.9%
Corporate	3,626	1,927	88.2%	10,620	9,917	7.1%
Write downs, reserves and recoveries	39	2,679	(98.5)%	(410)	4,320	(109.5)%
Departmental cost and expense	$94,252	$93,470	0.8%	$277,654	$274,813	1.0%

Departmental Adjusted EBITDA Margins
Gaming	59.3%	60.4%		58.8%	61.0%
Food and beverage	(0.8)%	(0.5)%		2.8%	(0.2)%
Lodging	35.7%	33.9%		37.7%	33.4%
Fuel and retail	19.9%	18.8%		19.9%	16.2%
Other	47.5%	44.5%		45.6%	44.6%

Table of Contents	33

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

•
fuel and retail revenue, which we earn from sales of fuel, food and beverage items at franchised food outlets, lottery tickets and other retail items at facilities we own at the Primm Casinos, and at facilities we own and lease to third-parties at the Primm Casinos and Lakeside; and

•	other revenue, which we earn from sources such as consulting agreements, leasing agreements, entertainment services, and ATMs at our casino properties.

We recognize revenue at the time we provide the product, room or service to the guest or the third-party.

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

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments, as well as share-based compensation. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million in management fees during each of the quarters ended September 30, 2014 and 2013, and $1.5 million during the nine months ended September 30, 2014 and 2013.

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Corporate expense, net of share-based compensation, increased by $2.0 million, or 128.3%, primarily as a result of unusual expense we incurred as part of activities that we do not consider part of regular operations. During the third quarter, such activities included evaluating strategic initiatives, searching for a new CEO and reconstituting our Board, remediating the recent data breach and lobbying in association with the industry’s opposition to the Colorado racino initiative. The second amendment to the credit agreement allows us to add back such unusual expense to EBITDA, as defined in the credit agreement, when calculating our debt covenants. We incurred $1.2 million of unusual expense during the quarter ended September 30, 2014, compared to recording a credit of $0.8 million in the same period of the prior year. During the third quarter of 2013, we received insurance reimbursements related to expense we incurred defending against the shareholder litigation, resulting in the credit to expense. Excluding the unusual expense items and share-based compensation, we incurred $2.3 million of corporate expense during each of the quarters ended September 30, 2014 and 2013.

Net interest expense attributable to continuing operations increased $0.4 million, or 5.6%, as a result of costs associated with the recent second amendment to our New Credit Facility and the modification of the indenture governing the 2018 Notes. In relation to the modifications of our New Credit Facility and the indenture governing the 2018 Notes, we incurred consent fees totaling $0.9 million, other fees of $2.0 million, and expense incurred with third parties of $0.8 million.

The income tax provision from continuing operations for the quarter ended September 30, 2014 was $0.3 million, and the income tax benefit from continuing operations for the quarter ended September 30, 2013 was $1.0 million.

Table of Contents	34

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Corporate expense, excluding share-based compensation, increased $1.6 million, or 18.3%, due to the increase in unusual expense, which was $3.1 million during the nine months ended September 30, 2014, compared to $1.0 million in the same period of the prior year. Excluding unusual expense and share-based compensation, corporate expense decreased $0.4 million, or 5.7%, primarily due to reductions in payroll and related expense.

Net interest expense attributable to continuing operations decreased $0.7 million, or 3.0%, as a result of the December 2013 amendment to our New Credit Facility and the resulting interest rate reduction which remained effective during most of the current period.

In the prior-year period, the line item Write downs, reserves and recoveries included an accrual of $3.1 million for our estimated exposure in relation to settlement of the CCDC litigation (as described in Note 11), the write off of $2.7 million of previously-capitalized environmental remediation costs, and the reversal of the remaining $1.5 million which we had accrued for IRS-imposed taxes, penalties and interest originating from the bankruptcy estate. In the current-year period, the same line item reflects the net effect of our receipt of $0.5 million from our insurers related to our environmental remediation work at Primm (as described in Note 11).

During the quarter ended June 30, 2014, we evaluated our deferred tax assets and concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, recorded a valuation allowance of $13.6 million. Establishing the valuation allowance caused our effective income tax rate for the nine months ended September 30, 2014 to vary significantly from the federal statutory rate and from our effective income tax rate for the same period in 2013. Our income tax provisions for the nine months ended September 30, 2014 and 2013 were approximately $13.6 million and $0.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  The New Credit Facility permits us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provides an accordion feature, whereby we may borrow up to an additional $80.0 million of debt subject to certain terms and conditions, including compliance with a maximum leverage ratio (as defined in the Second Amended Credit Agreement).  We cannot assure you that, if required, we will be able to obtain the necessary approval for additional borrowing under our New Credit Facility.

We incur and pay interest on the Initial Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  Unamortized loan fees, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $9.7 million at September 30, 2014, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt. As of September 30, 2014, we remained in compliance with all covenants specified in the Second Amended Credit Agreement.

As more fully described in Note 8, the Second Amended Credit Agreement requires us to make a mandatory repayment of amounts outstanding under certain circumstances. The agreement also requires that we deposit proceeds from the sale of non-core assets into an account subject to an account control agreement.

The New Credit Facility and the 2018 Notes contain various covenants which limit our ability to take certain actions including, among other things, our ability to:

•	incur additional debt;

•	issue preferred stock;

•	pay dividends or make other restricted payments;

Table of Contents	35

•	make investments;

•	create liens;

•	allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments;

•	sell assets; merge or consolidate with other entities; and

•	enter into transactions with affiliates.

                Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and of other equipment required to keep our facilities competitive. Our debt requires an annual principal prepayment based on excess cash flow (as defined in the Second Amended Credit Agreement) calculated at the end of each calendar year.  For the year ended December 31, 2013, the excess cash flow repayment was $8.0 million, which we paid in early April 2014. The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of September 30, 2014, was $144.1 million, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $25.1 million through September 30, 2014, compared to $37.7 million provided through September 30, 2013. The decrease in cash provided by operating activities was driven by the decline in net income and payment timing related to the elements of working capital. Net income during the nine months ended September 30, 2014 included income tax expense related to the deferred tax asset valuation allowance, which has no effect on cash flow.

Cash Flows from Investing Activities

Investing activities used $10.3 million through September 30, 2014, compared to using $6.3 million through September 30, 2013.  Net cash used in investing activities is primarily comprised of capital expenditures, which were $10.4 million and $23.1 million during the nine months ended September 30, 2014 and 2013, respectively. Cash flows used in investing activities for the nine months ended September 30, 2013 include proceeds from the Truckee Disposition, which partially offset capital expenditures.

Cash Flows from Financing Activities

Financing activities used $11.6 million and $7.5 million, respectively, during the nine months ended September 30, 2014 and 2013, which primarily represented repayments of long-term debt. The current period also included approximately $2.9 million of fees paid in relation to the second amendment to the New Credit Facility.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Table of Contents	36

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 31, 2014 (“2013 Form 10-K”), and as clarified in Note 2 in relation to our accounting for income taxes.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of September 30, 2014 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the New Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  At September 30, 2014, the principal amount of the related borrowings under our New Credit Facility was $182.7 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.8 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $370.2 million as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	37

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Table of Contents	38

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Table of Contents	39	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	November 14, 2014	By:	/s/ Michael Silberling
		Name:	Michael Silberling
		Title:	Chief Executive Officer

Dated:	November 14, 2014	By:	/s/ Donna Lehmann
		Name:	Donna Lehmann
		Title:	Senior Vice President, Chief Financial Officer and Treasurer