Form 10-K
period 2014-12-31
Affinity Gaming
filed 2015-03-30
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
Commission File Number 000-54085

Affinity Gaming

Nevada	02-0815199
State of Incorporation	IRS Employer Identification Number

3755 Breakthrough Way, Suite 300 Las Vegas, Nevada 89135	702-341-2400
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2014, the aggregate market value of voting and non-voting common equity held by non-affiliates of Affinity Gaming could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of March 27, 2015, 20,320,464 shares of our common stock were outstanding.

Documents Incorporated By Reference
Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2014 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our ability to attract and retain customers;

•	our expectation that customers will continue to face economic uncertainty and that their discretionary spending will remain at reduced levels in the near term;

•	expectations regarding the operation of slot machines and table games at our casino properties;

•	our anticipation that growth will come from the improvement and expansion of our existing properties and through strategic acquisitions;

•	our ability to stabilize or improve cash flows from our properties by making project investments;

•
implementation of business initiatives, including mobile gaming, our player loyalty club and “A-Play” card, rebranding away from the “Terrible’s” trade name and our ability to leverage business intelligence;

•
implementation and results of key cost controls and expense savings programs, including player loyalty club points refinements, minimum balances for redemptions, energy efficiency projects and outsourcing restaurants to strategically-branded third parties;

•
competition, including our casinos’ competitive advantages, the threat of new market entrants in our existing locations, increases in popularity of internet gambling, the potential issuance of additional gaming licenses in Midwest Markets and potential introduction of video lottery terminals in Colorado;

•	potential imposition by state and local licensing authorities of limits, conditions or suspension of gambling or liquor licenses for violations of laws or regulations;

•	the potential need to make additional expenditures to remain in, or to achieve, compliance with environmental laws;

•	the impact of new laws or regulations, or material differences in interpretations by courts or governmental authorities;

Table of Contents	ii

•	estimated and projected costs, capital expenditures and expense savings;

•	the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; and

•	our continued viability, our operations and results of operations.

We base these and other forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements which may adversely affect our operations and ability to react to changes in our business;

•	our ability to generate cash to service our substantial indebtedness which depend on many factors that we cannot control;

•	the impact of restrictions under, and results of noncompliance with, the terms of our credit agreement;

•	inherent construction project risks may hinder expansion and renovation projects;

•	rising gasoline prices;

•	intense competition;

•	extensive regulation from gaming and other government authorities;

•	changes to applicable gaming and tax laws;

•	severe weather conditions and other natural disasters that affect visitation to our casinos;

•	environmental contamination and remediation costs;

•	pending and potential litigation;

Table of Contents	iii

•	reductions in spending as a result of economic downturns and other factors;

•	changes in income tax, payroll tax and health care benefits laws;

•	additional gaming licenses being granted in or adjacent to jurisdictions where we operate;

•	breaches of our information systems resulting in loss or compromise of customer data;

•	changes in the smoking laws; and

•	other factors as described in “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Table of Contents	iv

PART I

ITEM 1.	BUSINESS.

OUR COMPANY

We are a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos in four states—five in Nevada, three in Colorado, two in Missouri and one in Iowa. In addition to our diverse, multi-jurisdictional casino operations, we provide consulting services to the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, for which we receive a fixed monthly fee and are eligible to receive a percentage of revenue in excess of specified thresholds. That consulting arrangement expires April 1, 2015.

On December 20, 2012, we converted Affinity Gaming, LLC from a Nevada limited liability company into a Nevada corporation (the “Conversion”), and for purposes of Rule 12g-3(a), we are the successor issuer to Affinity Gaming, LLC. In relation to our emergence from Chapter 11 bankruptcy proceedings on December 31, 2010 we use the term “Successor” to refer to Affinity Gaming and the term “Predecessor” to refer to Herbst Gaming, Inc. and its subsidiaries. Each of these transactions is described further in our previous filings with the U.S. Securities and Exchange Commission.

OUR BUSINESS STRATEGY

We focus on earning the loyalty of our patrons, primarily local, value-oriented gaming customers who gamble frequently. Because such patrons represent a high potential for repeat visits, generating customer satisfaction and loyalty is a critical component of our strategy. We also cater to the drive-in tourist patrons whom we can entice to repeat their visits.

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

During 2012 and the first month of 2013, we divested of a slot machine route operation and six Nevada casinos, while acquiring three casinos in Black Hawk, Colorado. Also in 2013, we closed Henderson Casino Bowl in Henderson, Nevada which was unprofitable. These acquisition and disposition transactions were consistent with our long-term strategic vision.

We anticipate that our growth will come from the improvement and expansion of our existing properties and through strategic acquisitions. Our key focus remains on expanding the operating margins of our existing properties through a combination of top-line revenue growth and stringent expense management. We continuously review the operating performance of each of our existing properties to assess the feasibility of enhancing their performance through targeted marketing campaigns designed to competitively reward our repeat customers and expense management programs. We also assess growth opportunities through capital investments in our properties. In doing so, we analyze the anticipated relative costs and benefits of the projects or capital expenditures under consideration against the availability of cash flows generated through operations and available debt financing along with competitive and other relevant factors.

Table of Contents	1	Financial Statement Index

OUR PROPERTIES

Casino Operations

The majority of our casino properties focus on local customers, with an emphasis on slot machine play. The following table summarizes our casino operations as of December 31, 2014:

Property	Location	Year Built[1]	Gaming Square Feet	Slots	Table Games	Hotel Rooms	Additional Gaming Information
Nevada
Silver Sevens	Las Vegas	2006	25,000	834	8	327	Race and sports book; bingo; poker
Primm Valley	Primm	1990	38,000	789	26	626	Race and sports book; California lottery store
Buffalo Bill’s	Primm	1994	62,000	888	28	1,243	Race and sports book
Whiskey Pete’s	Primm	1977	36,000	562	10	779	Sports betting kiosk
Rail City	Sparks	2007	24,000	887	7	—	Sports book; keno
Total Nevada			185,000	3,960	79	2,975
Midwest
St Jo Frontier	St. Joseph, MO	2005	13,000	574	10	—
Mark Twain[2]	LaGrange, MO	2001	18,000	650	12	—
Lakeside [2,3]	Osceola, IA	2005	36,000	1,009	13	150
Total Midwest			67,000	2,233	35	150
Colorado
Black Hawk Casinos	Black Hawk, CO	[4]	36,391	1,125	19	—	Poker
Total			288,391	7,318	133	3,125

(1)    This column presents the year the property was built or most recently remodeled.
(2)    Mark Twain and Lakeside also have 8 and 47 RV spaces, respectively.
(3)    In 2012, Lakeside expanded from 60 to 150 hotel rooms.
(4)    Golden Mardi Gras Casino, Golden Gulch Casino and Golden Gate Casino were built or remodeled in 2000, 2003 and 1992, respectively.

Table of Contents	2

Nevada Casinos

Silver Sevens

Silver Sevens Hotel & Casino in Las Vegas, Nevada (“Silver Sevens”), formerly known as Terrible’s Hotel & Casino, has approximately 25,000 square feet of gaming space with 834 slot machines, eight table games, a race and sports book operated by a third party, a 195-seat bingo facility, a buffet and a 24-hour café. The property currently operates 327 hotel rooms with standard amenities. Silver Sevens is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip. Silver Sevens’ favorable location also has made it popular with Strip casino employees. Although not a tourist destination due to the limited number of rooms, the property receives some tourist traffic through the casino due to its proximity to the airport, the Las Vegas Strip, the University of Nevada - Las Vegas and the Las Vegas Convention Center.

Primm Casinos

Affinity Gaming owns the improvements and leases the real estate on which Primm Valley Resort & Casino (“Primm Valley”), Buffalo Bill’s Resort & Casino (“Buffalo Bill’s”) and Whiskey Pete’s Hotel & Casino (“Whiskey Pete’s” and together with Primm Valley and Buffalo Bill’s, the “Primm Casinos”) are located in Primm, Nevada. Primm is on the Nevada-California state line along Interstate 15, the major interstate route between Los Angeles and Las Vegas. The Primm Casinos collectively own and manage three gas station/convenience stores, which include two Starbucks Coffee outlets and other nationally-known quick-serve restaurants, as well as one California Lottery store. Two 18-hole, Tom Fazio-designed golf courses with a full-service restaurant and club house, leased and managed by a third-party, are located nearby.

Primm Valley. Primm Valley offers approximately 38,000 square feet of gaming space, with 789 slot machines, 26 table games and a race and sports book operated by a third party. Additionally, Primm Valley has a 626-room hotel and 21,000 square feet of convention space. Primm Valley has a full-service coffee shop operated by a third party, an Original House of Pancakes, a buffet and the GP Steakhouse. The resort has a swimming pool and a 13,000 square foot full-service spa. Primm Valley is connected to the “Fashion Outlets of Las Vegas,” a retail complex owned by a third party which houses over 100 designer outlet stores, including a Neiman Marcus “Last Call,” a Williams Sonoma Outlet store, Coach, Tommy Bahama, Banana Republic and Versace factory outlet stores. A Chevron gas station and convenience store is also located on site.

Table of Contents	3

Buffalo Bill’s. Buffalo Bill’s offers approximately 62,000 square feet of gaming space, with 888 slot machines, 28 table games and a race and sports book operated by a third party. In addition to a 1,243 room hotel, Buffalo Bill’s has a Denny’s operated by a third party, a buffet and a Mexican restaurant. The western-themed property also has extensive entertainment amenities, including the 6,800 seat “Star of the Desert” arena, which features a variety of entertainment throughout the year. Buffalo Bill’s has a roller coaster as well as water park log rides, a pool, a movie theater and a midway-style arcade.

Whiskey Pete’s. Whiskey Pete’s offers approximately 36,000 square feet of gaming space, with 562 slot machines, 10 table games and two full service bars. Additionally, Whiskey Pete’s has a 779-room hotel, a travel center branded with Flying J diesel fuel and Chevron gasoline, a full service coffee shop operated by a third party, a weekend buffet, a McDonald’s restaurant, an International House of Pancakes, an 8,000 square foot special events and concert venue with 650 seats, and a swimming pool.

Rail City

Rail City Casino in Sparks, Nevada (“Rail City”) has approximately 24,000 square feet of gaming space housing 887 slot machines, seven table games, keno, a sports book operated by a third party, a 24-hour family-style restaurant and an ale house and brew pub.

Midwest Casinos

St Jo

The St Jo Frontier Casino (“St Jo”), a riverboat casino located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, offers approximately 13,000 square feet of gaming space, with 574 slot machines and 10 table games. St Jo also has a coffee-shop-style restaurant/buffet and lounge, as well as 2,400 total square feet of conference and meeting space. The casino and its amenities have a locally-popular western theme based on St. Joseph’s heritage as the founding location and headquarters of the Pony Express. St Jo owns 54 acres of land, 32 acres of which are undeveloped.

Mark Twain

Mark Twain Casino (“Mark Twain”), a riverboat casino located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, offers approximately 18,000 square feet of gaming space, with 650 slot machines and 12 table games, as well as eight RV parking spots. Mark Twain also has a coffee shop style restaurant/bar and an additional bar in the casino. The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

Lakeside

Lakeside Casino Resort (“Lakeside”), a riverboat casino located on West Lake in Osceola, Iowa, 40 miles southwest of Des Moines, offers approximately 36,000 square feet of gaming space, with 1,009 slot machines and 13 table games. Lakeside also offers a 150-room hotel, 10,000 square feet of conference and meeting facilities that may also be used for concerts, a fitness center, an outdoor concert/entertainment venue, an indoor pool and a gift shop. In addition, Lakeside has a coffee-shop-style restaurant/buffet and lounge located in the main lobby, two bars located in the casino, a convenience store and a Pilot truck stop and gas station located adjacent to the casino, and 47 RV spaces with utility hookups. Lakeside owns 109 acres of land, 75 acres of which are undeveloped.

Black Hawk Casinos

The Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino together, the (“Black Hawk Casinos”) are located in close proximity to one another along a half-mile strip of casino and casino-hotel properties in the historic mining

Table of Contents	4

town of Black Hawk, Colorado. The Black Hawk Casinos collectively offer approximately 36,391 square feet of gaming space, with 1,125 slot machines, 19 table games and 17 live poker games, as well as three restaurants, four bars, a Dunkin’ Donuts kiosk and one of the only parking garages in the market, offering 693 spaces. The casinos are well-positioned within the market with their large parking garage located in the center of the main gaming district at a key intersection between other properties.

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

Midwest Market

Each of Lakeside, Mark Twain and St Jo competes for local gaming customers with other casinos in their respective markets.

Lakeside is located along Interstate 35, approximately 40 miles southwest of Des Moines, Iowa. Its primary competitors are the Prairie Meadows Casino, the Riverside Casino and Golf Resort and the Meskwaki Bingo Casino Hotel. The Prairie Meadows Casino is located in the Altoona/Des Moines market approximately 60 miles from Lakeside, and approximately 10 miles northeast of Des Moines. Riverside Casino and Golf Resort is located in Riverside, Iowa, approximately 175 miles from Osceola. The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside. In

Table of Contents	5

August 2015, a new Casino and Hotel will open in Jefferson, Iowa, approximately 62 miles from Lakeside, northwest of Des Moines.

Mark Twain, in LaGrange, Missouri, is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois and approximately 25 miles from Hannibal, Missouri. The closest casino to Mark Twain is the Catfish Bend Casino, located in Burlington, Iowa, which is approximately 75 miles from LaGrange. To a lesser extent, Mark Twain also competes with gaming operation in the St. Louis, Missouri market. Illinois has approved the addition of video lottery terminals (“VLTs”) in bars throughout the state. The competition and potential expansion of VLTs in Illinois could adversely affect the results of operations at Mark Twain.

St Jo is approximately 50 miles north of Kansas City, Missouri. St Jo primarily targets residents of St. Joseph, Missouri and is the only casino in St. Joseph. However, St Jo competes indirectly with five casinos in and around Kansas City, Missouri. To a lesser extent, St Jo also competes with several Native American casinos, the closest of which is approximately 45 miles from St. Joseph.

Certain states have recently legalized, and other states are considering legalizing, casino gaming in certain areas. In addition, states such as Illinois and Kansas have awarded additional gaming licenses or are considering expanding permitted gaming. The award of one or more additional licenses in Iowa or in other locations close to Lakeside, Mark Twain or St Jo would be expected to adversely affect our results of operations and financial condition.

Colorado Market

Our Black Hawk casinos compete with approximately 25 other gaming operations located in the Black Hawk/Central City gaming market. The Black Hawk/Central City gaming market is insulated from other casino gaming markets, with no casinos within 50 miles. In the past, proposals have been made for the development of Native American, racetrack and video lottery terminal casinos throughout the state. Neither the state’s electorate nor the state’s legislature has adopted any of these proposals. Most recently, in March 2014, a ballot initiative was introduced in Colorado to amend the Colorado state constitution to allow VLTs at exclusive locations which include an existing racetrack in Arapahoe County and race tracks to be constructed in Pueblo and Mesa counties, and to allow expanded gaming, including table games, at those facilities. In each case, the number of VLTs in the facility would have been at least 2,500, and use of the VLT’s would have commenced no later than November 1, 2015. Arapahoe, Pueblo and Mesa counties are each suburbs of Denver, the key feeder market for the Black Hawk/Central City gaming market. The initiative was soundly defeated by Colorado voters in November 2014. Any form of additional gaming authorized in the Denver metropolitan area would adversely affect the Black Hawk Casinos.

INTELLECTUAL PROPERTY

The development of intellectual property is part of our overall business strategy, and we regard our intellectual property as an important element of our success. While our business as a whole is not substantially dependent on any one mark or combination of our marks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of trademarks and trade secret laws. We file applications for and obtain patents, copyrights and trademarks in the United States. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.

We own or have applied for, among others, the following registered trademarks and respective design logos: “Affinity Gaming,” “Silver Sevens,” “Buffalo Bill's Resort & Casino,” “A-Play,” “Desperado,” “Primm Center,” “Primm Valley Casino Resorts,” “Primm Valley Lotto Store,” “Primm Valley Resort & Casino,” “Star of the Desert Arena,” “Whiskey Pete's,” “Whiskey Pete's Hotel Casino,” “Rail City,” “Rail City Ale House,” “Golden Mardi Gras Casino,” “Golden Gates Casino,” and “Golden Gulch Casino.”

We consider all of these marks, and the associated name recognition, to be valuable to our business, and we are not aware of any third party claims against the use or registration of our trademarks at this time.

Table of Contents	6

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

Through December 31, 2014, we have incurred approximately $3.8 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. We received $1.0 million from our insurer in 2013, and $0.6 million in 2014. Additionally, we may be required to make additional expenditures to remain in, or to achieve, compliance with environmental laws in the future and such expenditures may be material.

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

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

Table of Contents	7

•	the establishment and maintenance of responsible accounting practices and procedures;

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

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Affinity Gaming or any of the Gaming Subsidiaries to determine whether such individual is suitable or should be licensed as a business associate of a gaming license. Officers, directors, managers and certain key employees of Affinity Gaming or any of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Either the applicant or the gaming licensee with whom the applicant is employed or for whom the applicant serves bears all costs associated with the license, including investigative fees. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove any change in corporate position.

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

Table of Contents	8

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative fees incurred by the Nevada Gaming Authorities in connection with such person’s application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. Affinity Gaming and the Gaming Subsidiaries may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be a stockholder or to have any other relationship with Affinity Gaming or the Gaming Subsidiaries, Affinity Gaming or the Gaming Subsidiaries:

•	pays that person any dividend or interest upon voting securities;

•	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

Table of Contents	9

•	pays remuneration in any form to that person for services rendered or otherwise; or

•	fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities including, if necessary, purchasing the voting securities for cash at fair market value.

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

Table of Contents	10

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

The tax on gross gaming revenue is generally 6.75%. A live entertainment tax is also paid by gaming operations where entertainment is furnished in connection with admission fees, the selling of food or refreshments, or the selling of merchandise. The live entertainment tax rate is 10% of all amounts paid for food, refreshment, merchandise, and admission or similar charges while the licensee is in live entertainment status.

Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons or licensees (collectively, “licensees”), and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expense of investigation by the Nevada State Gaming Control Board of the licensees' participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, licenses are also required to comply with certain reporting requirements imposed by the Nevada gaming laws. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations which are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability or has been found guilty of cheating at gambling.

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

Table of Contents	11

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

Effective May 30, 2008, certain amendments were made to Missouri's gaming regulations which provide for the division of Missouri gaming licenses into Class A and Class B Licenses. Affinity Gaming now holds a Class A License which allows Affinity Gaming to own and operate the HGI-St Jo and HGI-Mark Twain business entities. HGI-St Jo, LLC and HGI-Mark Twain, LLC now hold Class B Licenses allowing them to operate St Jo and Mark Twain, respectively.

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

The Missouri Gaming Law and implementing regulations impose restrictions on the use of and do not permit the transfer of the gaming licenses, as well as limitations on transactions engaged in by licensees. The licenses issued by the Missouri Gaming Commission may not be transferred nor pledged as collateral. The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to the Missouri Gaming Commission, after which notice the Commission may reopen and reconsider the licensee’s suitability under the Missouri Gaming Law:

•	any transfer or issuance of an ownership interest in a gaming licensee that is not a publicly held company;

•	any transfer or issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest of Affinity Gaming which is publicly traded and is a holding company;

Table of Contents	12

•	any private incurrence of debt by the licensee or any holding company of $1,000,000 or more;

•	any public issuance of debt by a licensee or its holding company; and

•	defined “significant related party transactions.”

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

Missouri statutes and administrative rules contain detailed requirements and conditions concerning the operation of a licensed excursion gambling boat facility, including but not limited to the following:

•	a charge of two dollars per gaming customer per excursion which licensees must either collect from each customer or pay itself to the Missouri Gaming Commission;

•	minimum payouts;

•	the payment of a 21% tax on adjusted gross receipts;

•	strict regulation of the granting of credit to gaming customers by the Class B Licensee;

•	the use of credit cards and cashing of checks by customers;

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

Table of Contents	13

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

An ordinance was adopted by Initiative Petition by the voters of the City of St. Joseph, Missouri on April 8, 2014, which modified the local health and sanitation code to provide smoke-free indoor workplaces and public places. The ordinance includes an exemption allowing smoking in casino gaming areas, which exemption, as applied, includes the casino at the St. Jo Frontier. The exemption, under the ordinance, will remain in place unless and until smoking in casino areas is prohibited in all non-Native American casinos located in the Missouri and Kansas counties of the Greater Kansas City area.

Iowa

In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa. Under Iowa gaming law (“Iowa Gaming Law”), a license to conduct gaming may be issued in a county only if the county electorate has approved gaming. The electorate of Clarke County, Iowa, where Osceola is located, approved gaming on February 28, 1995 by referendum. Gaming conducted by Lakeside was approved by referendum on November 18, 1997. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such referenda took place on November 5, 2002 and November 2, 2010, with the majority of the electorate voting each time in favor of continued gaming in Clarke County. The next referendum is scheduled for 2018. If any reauthorization referendum is defeated, Iowa Gaming Law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa Gaming Law and regulations applicable to all licenses.

In addition, Iowa Gaming Law authorizes the granting of riverboat gaming licenses to non-profit corporations which, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct the gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).

In July 1997, Clarke County Development Corporation (“CCDC”), a non-profit corporation organized for the purpose of facilitating riverboat gaming in Osceola, Iowa, entered into a management agreement, since amended, for Lakeside for a term of up to 50 years. Under the management agreement, as amended, CCDC is paid a monthly fee equal to 1.5% of the adjusted gross receipts from gaming (“AGR”) of Lakeside. In September 2004, HGI-Lakeside, LLC (the Company's subsidiary which owns and operates Lakeside, formerly HGI-Lakeside, Inc.) entered into an agreement whereby upon the later of Predecessor obtaining approval from the Iowa Gaming Commission or its closing the transactions then pending with Southern Iowa Gaming Company, Southern Iowa would immediately pay $3.2 million to an escrow fund controlled by the City of Osceola. Beginning February 2013, and continuing for so long as the management agreement, remains in effect, we are required to pay into the escrow fund an additional 1% of annual AGR from Lakeside. We are entitled, however, to offset up to 50% of this additional 1% annual payment with any expenditures we have made for capital improvements (excluding gaming devices and improvements to the gaming facility, casino floor, development of a truck stop and general repairs and maintenance) (the “Offset”). Further, pursuant to a dock site lease agreement executed in August 1997 (which also has a term of up to 50 years) (the “Lakeside Lease”), Lakeside is required to pay a monthly fee to the City of Osceola and the Water Works Board of Trustees equal to 1.25% of the AGR of Lakeside plus an annual fee, to be paid in equal monthly installments, equal to approximately $160,000, with such amount to increase each year by 1% until termination of the Lakeside Lease. Pursuant to a settlement agreement approved by the Iowa Gaming Commission at its March 2012 meeting, the annual fee under the Lakeside Lease was increased to $245,000, with such amount to further increase each year by 1%, and Lakeside is required to employ no fewer than 290 full-time employees.

In March 2012, CCDC initiated legal proceedings against both us and the Iowa Racing Commission. In one case, CCDC sought a declaratory judgment ruling that the management agreement is non-assignable. We contested CCDC's position even

Table of Contents	14

though there were no plans to seek to assign the agreement. In a separate case, CCDC also named both the Iowa Racing Commission and us in a petition for judicial review of the Commission's ruling in November 2010, approving Predecessor's creditors to become owners of Affinity Gaming, prior to our emergence from bankruptcy. We vigorously defended this lawsuit as well. In July and August 2013, CCDC dismissed both lawsuits without prejudice.  CCDC’s dismissals of the declaratory judgment action and petition for judicial review were based upon its filing in August 2013 in Iowa state court (later removed to federal court) of a third lawsuit in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  The mediation had resulted in a written memorandum of understanding (“MOU”) pursuant to which the declaratory judgment action and petition for judicial review were to be dismissed upon the following terms and conditions: (i) Lakeside was to pay $600,000 to CCDC and $2.5 million to an account controlled by the Clarke County Reservoir Commission; (ii) Lakeside was to incrementally reduce the Offset to zero over a period of ten years; and, (iii) for a period of five years, CCDC would not unreasonably withhold its consent to the assignment of the operator’s contract to a third party, provided the assignee agreed to immediately eliminate the Offset and to pay the greater of 3% or the state minimum percentage of AGR.  However, subsequent to the mediation, when the parties exchanged drafts of the formal written settlement agreement contemplated by the MOU, it became apparent that a meeting of the minds regarding settlement had not occurred, as CCDC took the position that any assignee of the management agreement would have to increase its percentage of AGR by 1.5%, rather than the 0.5% to which we believed we had agreed.  As of March 2015, the dispute remains ongoing and an evaluation of the likelihood of an unfavorable outcome cannot be made at this time; however, we estimate the maximum potential loss to be the $3.1 million in payments set forth in the MOU.

Iowa gaming law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission and the Iowa Legislature, subject to certain limitations not applicable to Lakeside, eliminated the requirement that gaming licensees cruise, effective May 6, 2004. The legal age for gaming is 21.

Lakeside's excursion gambling boat license was approved for renewal at a March 5, 2015 meeting of the Iowa Gaming Commission. This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period. Accordingly, Lakeside’s excursion gambling boat license will be considered for renewal at the March 2016, meeting of the Iowa Gaming Commission. A limitation, condition or suspension of Lakeside’s gaming license could (and revocation of its gaming license would) have a material adverse effect on operations. In connection with Lakeside’s 2011 license renewal, the Iowa Gaming Commission required us to (i) appear at the June 2011 Iowa Gaming Commission meeting and present a detailed development plan for a hotel expansion project, which we represented would cost approximately $10.0 million, and (ii) commence construction of the hotel expansion project by October 2011. We met both requirements and completed the hotel expansion during 2012.

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

Table of Contents	15

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

Table of Contents	16

Commission is not otherwise contemplated by the operative acquisition document. The applicant stockholder is required to pay all costs of this investigation.

Iowa imposes a gaming tax on the AGR received by licensees each fiscal year at a rate of 5% for the first $1,000,000 and 10% for AGR between $2,000,000 and $3,000,000. Gaming taxes approximating 22% of AGR above $3,000,000 will be payable by each licensee on its operations to the State of Iowa. In addition, there was a prepaid assessment due on June 1, 2005 and another prepaid assessment paid on June 1, 2006, in an aggregate amount equal to 2.152% of each licensee's estimated adjusted gross receipts for fiscal year 2004. These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years. The state of Iowa is also reimbursed by the licensees for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

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

On October 18, 2012, the Colorado Commission granted Affinity Gaming Black Hawk, LLC, our subsidiary which owns the Black Hawk Casinos (collectively with Affinity Gaming Black Hawk, LLC, referred to as the “Colorado Casinos”), retail gaming licenses for the Black Hawk Casinos and a manufacturer/distributor license for the Golden Mardi Gras casino. The licenses expire every two years from their date of issuance, and the Colorado Act requires that applications for renewal be filed with the Colorado Commission not less than 120 days prior to their expiration. No person may offer limited gaming to the public unless such person holds a valid retail gaming license. The licenses were renewed by the Colorado Commission most recently on October 16, 2014.

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

The Colorado Commission has the authority to impose fines, and has broad discretion to issue, condition, suspend for up to six months, revoke, limit or restrict at any time the following licenses: slot machine manufacturer or distributor, operator, associated equipment supplier, retail gaming, support and key employee gaming licenses. The Colorado Commission has delegated authority to the Division of Gaming to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. With limited exceptions applicable to licensees which are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming, manufacturer or distributor, or operator license or business without the prior approval of the Colorado Commission or the Division of Gaming.

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

Table of Contents	18

•	A person's sole ownership interest is less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

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

These rates were renewed effective July 1, 2013, and were valid until June 30, 2014. On May 15, 2014, the Colorado Commission voted unanimously to retain the current gaming tax rates, which were renewed effective July 1, 2014, and are valid until June 30, 2015. The City of Black Hawk has imposed an annual device fee of $945 per gaming device, effective January 1, 2014, and may revise it from time to time. The City of Black Hawk also has imposed other fees, including a monthly transportation fee of $6.42 per device. The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term “publicly traded corporation” includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by such entity, the Colorado Commission may require the entity to comply with the disclosure regulations and requirements contained in Rule 4.5.

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

Table of Contents	19

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

The Colorado Commission maintains the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the honesty, integrity, moral character, prior activities, criminal record, reputation, habits and associations of:

•	all persons licensed pursuant to the Colorado Act;

•	all officers, directors and stockholders of a licensed privately held corporation;

Table of Contents	20

•	all officers, directors and stockholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation;

•	all general and limited partners of a licensed partnership;

•	all persons maintaining a position similar to that of an officer, director or stockholder of corporation, e.g., members and managers of a limited liability company;

•	all persons providing financing or loaning money to any licensee in relation to the establishment or operation of limited gaming;

•	all persons having a contract, lease or ongoing financial or business arrangement with any licensee which relates to limited gaming operations, equipment devices or premises; and

•	all persons contracting with or supplying any goods and services to the Colorado Commission or the Division of Gaming.

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

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by State and local authorities. All persons who directly or indirectly hold a 10% or greater interest in, or 10% or more of the issued and outstanding capital stock of, the Colorado Casinos, through their ownership of us, must file applications and may possibly be investigated by the Colorado state and local liquor authorities. The Colorado liquor authorities also may investigate persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees preventing such persons from being a stockholder, director, officer or otherwise interested in certain persons who lend money to liquor licensees and from making loans to other liquor licensees. Persons directly or indirectly interested in any of the Colorado Casinos may be limited with regard to certain other types of liquor licenses in which they may have an interest, and specifically cannot have an interest in a retail liquor store license. No person can hold more than three retail gaming tavern liquor licenses. In addition, the remedies of certain lenders may be limited by applicable liquor laws and regulations. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses for violations of the liquor and regulatory requirements, which could have a material adverse effect upon our operations of us or the applicable Colorado Casino.

Table of Contents	21

There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A retail gaming tavern licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application on behalf of the state. Each Colorado Casino has been approved for and holds a retail gaming tavern liquor license for its casino, hotel and restaurant operations.

Under Colorado state law, smoking is not permitted in any indoor area, including limited gaming facilities and any other facilities in which any gaming or gambling activity is conducted.

COMPETITIVE STRENGTHS

Diversified Asset Portfolio

As previously noted, our casino operations consist of 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. As of December 31, 2014, our casinos offered 7,318 slot machines and 133 table games in four states.

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

Colorado

•
During 2013, we completed expansion and renovation of the Golden Mardi Gras, our largest property in Black Hawk. The expansion included the addition of approximately 7,000 square feet of gaming space and extended the main entry by approximately 75 feet, improving the ingress and egress to the properties and capitalizing on the pedestrian traffic accessing the property from the main strip. Our properties are situated directly across the street from the Ameristar on one corner and The Lodge on the other, in the heart of the casino corridor. We also added escalators, significantly improving access to the properties from the street. Additionally, we improved the food offerings by adding a combination buffet/cafe, and a Dunkin Donuts outlet, and we refreshed the casino floor by replacing the aged slot product with the latest, in-demand slot machines.

Rampart Consulting Contract

Table of Contents	22

•	During 2012, we began providing consulting services to Hotspur, the operator of the JW Marriott Resort’s Rampart Casino in Las Vegas, under a three-year contract which expires April 1, 2015.

•
Annual minimum consulting fee of $2.0 million, which is recorded as a credit against corporate expense, with potential increases based on a percentage of EBITDA achieved at the Rampart Casino above defined thresholds.

MARGIN-ENHANCEMENT PROGRAMS

Payroll and Related

•	Full time employees and related payroll expense is closely monitored across the enterprise to minimize operating expenses and maximize operating margins

•	Management incentive program has been revamped to include both cash and equity compensation, which ensures alignment of shareholder and management goals

Player Club Reinvestment Savings

•	Improved business intelligence has been implemented to enhance player reinvestment strategies and ensure a competitive level of promotional spend for each segment of the database

•	Direct reinvestments into the player loyalty club has been re-evaluated to focus promotional spend on areas with the highest returns

Key Cost Controls

•	Player loyalty club point refinements to redemption periods, minimum balance for redemptions

•	Cost of sales reduction

•	Energy efficiency projects implemented across the portfolio to reduce energy costs

•	Outsourced restaurants to strategically-branded third parties

•	Payroll efficiencies

Mobile Gaming

•	Implemented A-Play for Fun, an on-line video gaming experience for A-Play customers, with a third-party partner

•	Implemented A-Play Connect, a virtual gaming application for smart phones

•	Implemented A-Play Sports, a real-money sports wagering application for smart phones in the State of Nevada, with a third-party partner

High-Level Business Strategy

During 2012 and 2013, our management team executed a sound business plan to divest of non-core operations and invest in the strengths of the organization. The divestitures of six smaller Nevada casinos and slot route during that period freed up capital and management time to focus on the efficient operation of core assets and profitable growth opportunities. Management is committed to selectively seeking development and expansion opportunities, including entering into new markets, investing in existing operations where it sees opportunities to promote growth, and leveraging its established platform

Table of Contents	23

to grow revenue through management and consulting contracts. We will continue to evaluate opportunities to further diversify our portfolio, maximize profits from existing operations, incorporate business intelligence, efficiently allocate capital and strategically hire skilled and experienced individuals for key positions.

Additionally, we have invested in a unified operating strategy, rebranding assets away from Predecessor’s “Terrible’s” trade name and repositioning them back to the casino brand name each local community is familiar with, as well as rolling out a singular player’s club with our “A-Play” card.

REFINANCING TRANSACTIONS

On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the senior secured loans under our credit agreement dated December 31, 2010 (the “Old Credit Facility”).  We obtained the funds used to repay the Old Credit Facility by (i) issuing $200.0 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”), and (ii) borrowing under our new Credit Agreement, dated May 9, 2012 (the “Credit Agreement”), which provides for a $200.0 million term loan (the “Initial Term Loan”) due in 2017, the entirety of which the lenders disbursed to us on the closing date of the Credit Agreement, and a $35.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Initial Term Loan, the “New Credit Facility”) which remained undrawn on the closing date of the Credit Agreement. Approximately $38.6 million of cash from the issuance of the 2018 Notes and our borrowings under the New Credit Facility remained after we paid related transaction expense and repaid our Old Credit Facility.

On December 13, 2013, we completed the first amendment to the Credit Agreement (the “First Amendment”), which among other things, changed the interest rates for the Initial Term Loan.

On July 22, 2014, we completed an amendment and waiver (the “Second Amendment”) to the Credit Agreement. The Second Amendment increased the applicable LIBOR rate floor for the Initial Term Loan from 1.00% to 1.25% and increased the applicable margin from 3.25% to 4.00% in the case of Eurodollar term loans and from 2.25% to 3.00% in the case of base rate term loans. The Second Amendment also adjusted financial covenants by changing a maximum Total Net Leverage Ratio of 6.5x through June 30, 2014 (calculated using total leverage, net of $25 million cash) to a maximum First Lien Net Leverage Ratio of 3.75x through March 31, 2016 (calculated using outstanding first lien senior secured debt, net of $40 million cash)~~,~~ and by lowering the minimum required interest coverage ratio from 2.0x through December 31, 2014 and 2.15x thereafter to a constant minimum ratio of 1.5x.

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

We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2014, we had approximately $382.7 million of debt outstanding, excluding original issue discount and including approximately $200 million outstanding under the 2018 Notes and $182.7 million of secured debt outstanding under our Initial Term Loan.

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

In addition, the New Credit Facility contains certain financial covenants, including a minimum interest coverage ratio covenant, a first lien secured net leverage ratio covenant, a maximum capital expenditures covenant and a total secured leverage ratio covenant.

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

There is not currently, and may not be, a viable public market for our common stock.

No established public trading market currently exists for our common stock, and aside from the Registration Rights Agreement described below, we have no plans, proposals, arrangements or understandings with any person with regard to developing such a market for our common stock.

On February 7, 2012, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with SPH Investment, LLC (“SPH”), in connection with the Conversion. Pursuant to the Registration Rights Agreement, among other things, we granted SPH and its transferees certain demand and piggyback registration rights relating to the resale of equity securities held by SPH and the right to demand the listing of any such securities on the NADSAQ Stock Market or the New York Stock Exchange within 365 days after receipt of the applicable listing demand notice. On October 1, 2012, we received a listing demand notice from SPH pursuant to section 4.2 of the Registration Rights Agreement requiring us to use our reasonable best efforts to consummate the listing of our equity securities on the NASDAQ Stock Market. However, given that our common stock is held of record, or beneficially, in the hands of a limited number of holders, we have not applied to list our common stock listed on the NASDAQ Stock Market or any other national securities exchange, and do not plan on doing so unless and until we can reasonably anticipate having an application approved.

Issuance of equity interests to our executive officers and directors will dilute our equity holders.

The Compensation Committee approved the Affinity Gaming Amended and Restated 2011 Long-Term Incentive Plan (the “2011 LTIP”). We grant awards of stock options, restricted common stock, or both, under the 2011 LTIP as incentive to employees, officers, directors and consultants. The issuance of restricted common stock shares or of common stock shares underlying exercised options will dilute the percentage ownership of any holders of our common stock shares. At December 31, 2014, 300,464 shares of restricted common stock shares and options to purchase 177,497 shares of our common stock shares remain outstanding under the 2011 LTIP and awards with respect to 1,522,039 shares remained available for future issuance.

RISKS RELATED TO OUR BUSINESS

The failure to maintain a regular schedule of capital improvements, whether that includes expansion or renovation projects, could put us at a competitive disadvantage, and our expansion and renovation projects may face significant risks inherent in construction projects.

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

Further, any development projects we may undertake will be subject to many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. The occurrence of any of development and construction risks could increase the total costs of our construction projects or delay or prevent the construction or opening or otherwise affect the design and features of our construction projects, which could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations.

In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

Although we design our projects to minimize disruption of our existing business operations, expansion and renovation projects require, from time to time, all or portions of affected existing operations to be closed or disrupted. Any significant disruption in operations of a property could have a significant adverse effect on our business, financial condition and results of operations.

Other factors, such as when the bankruptcy of Predecessor delayed or canceled many capital improvement projects, may create deferred capital expenditure needs which we may not be able to fully address. Addressing deferred capital needs may adversely affect our ability to complete renovations and other capital improvements at our casino and casino/hotel properties. Our failure to maintain a regular schedule of capital improvements, whether the failure is caused by lack of financing or by other factors, may put us at a competitive disadvantage which would have an adverse effect on our results of operations.

Our operations, and the gaming industry as a whole, are particularly sensitive to reductions in consumer spending as a result of downturns in the economy and other factors.

The gaming industry as a whole is highly sensitive to consumers' disposable incomes, and a general decline in economic conditions, including businesses downsizing their workforces for various reasons, the 2013 repeal of the payroll tax reductions, and the increased cost of health insurance as a result of the Affordable Care Act may lead to our potential customers having less discretionary income with which to wager. Many of our customers have also experienced prolonged impact from persistently high unemployment rates and reduced housing values as a result of the Great Recession. The State of Nevada, one of our primary markets, has been among the highest in the nation in terms of the unemployment rate and has seen among the largest real estate declines and number of foreclosures in recent years. These developments lead to a reduction in revenue and materially adversely affected the operating results of our properties. Recently, we are seeing improving economies in our local and regional markets. However, we cannot say when, if ever, or to what extent, customer behavior in our various markets will fully-revert to pre-recession behavior trends. In addition, further reductions in discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset additional declines in revenue.

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

Table of Contents	28

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

Additionally, as a result of the United States Justice Department's December 2011 opinion concerning the applicability of the Wire Act to Internet gaming, certain states, including Nevada, have moved forward with legislation to authorize various forms of intrastate Internet gaming. Nevada’s current Internet gaming laws permit Nevada-licensed Internet providers to commence Internet poker, and they allow the State to enter into agreements with other states to create multi-state poker wagering, and in February 2014, Delaware and Nevada entered into the first such agreement. Many of our competitors in the Nevada market have greater financial resources than we do and have already applied for, or been approved for, interactive gaming licenses in Nevada to provide online poker services. Our ability to compete in a marketplace containing multiple virtual casino platforms will depend on our ability to effectively market future Internet gaming products to our customers in face of stiff competition as well as the availability of Internet gaming in jurisdictions in which we operate casinos. We may not have the expertise or the financial resources which our competitors have with regard to interactive gaming via the Internet. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas as well as the threat from new, emerging markets. With Internet gaming, our land based casinos will also potentially be competing in virtual markets that may not be constrained by geographical limitations. Increases in the popularity of, and competition from, interactive gaming services and daily fantasy sports contests, where permitted, could negatively impact our results of operations and financial condition.

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

Table of Contents	29

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

We may also decide to divest certain assets, businesses or brands which do not meet our strategic objectives or growth targets, such as with the sale of our slot route, two Pahrump, Nevada casinos and our Searchlight, Nevada casino in February 2012 and the sale of the Sands Regency, Gold Ranch and the Dayton Casino in January 2013. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability, either as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities which are not assumed by the acquirer which may negatively impact profitability subsequent to any divestiture. We may also be required to recognize impairment charges as the result of a divesture.

Any potential future acquisitions, new ventures or divestitures may divert the attention of management and may divert resources from matters which are core or critical to the business.

We may face potential successor liability.

As the successor to Predecessor, we may be subject to certain liabilities of Predecessor not provided for in the joint plan of reorganization confirmed by order of the United States Bankruptcy Court for the District of Nevada, Northern Division on January 22, 2010 (the “Bankruptcy Plan”). Such liabilities may arise in a number of circumstances, including those where:

Table of Contents	30

•	a creditor of Predecessor did not receive proper notice of the pendency of the bankruptcy case relating to the Bankruptcy Plan or the deadline for filing claims therein;

•	the injury giving rise to, or source of, a creditor’s claim did not manifest itself in time for the creditor to file the creditor’s claim;

•	a creditor did not timely file the creditor’s claim in such bankruptcy case due to excusable neglect;

•	we are liable for Predecessor’s tax liabilities under a federal and/or state theory of successor liability; or

•	the order of confirmation for the Bankruptcy Plan was procured by fraud.

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

Several provisions of Nevada corporate law, our articles of incorporation, and our bylaws could discourage, delay or prevent a merger or acquisition, even in situations that may be viewed as desirable by our shareholders.

The Nevada Revised Statutes, our articles of incorporation and our bylaws contain provisions which may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions include (i) authorizing our Board of Directors to issue “blank check” preferred stock having superior rights without shareholder approval, (ii) advance notice requirements for shareholder proposals and nominations, (iii) limitations on the ability of shareholders to amend, alter or repeal our bylaws, (iv) prohibiting us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain requirements are met, and (v) requiring disinterested stockholder approval for certain “controlling interest” acquisitions.

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

Table of Contents	31

January 1, 2011 may not be comparable to the financial condition and results of operations reflected in Predecessor's historical consolidated financial statements.

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

As of December 31, 2014, we had approximately $126.5 million of total identifiable intangible assets, as well as $68.5 million of goodwill, which represented approximately 11% of our total assets. We amortize definite-lived intangible assets such as customer loyalty programs based on estimated useful lives. We do not amortize indefinite-lived intangible assets, such as gaming license rights in jurisdictions where a limited number of licenses are issued. As of December 31, 2014, definite-lived intangible assets totaled $6.7 million and indefinite-lived intangible assets totaled $119.9 million.

Because valuation methodologies used in impairment testing include forecast information and assumptions about future performance, the likelihood and severity of impairment charges increases during periods of market volatility, such as the one which recently occurred as a result of the general weakening of the global economy. If we are unable to retain our existing customers, or if average customer spending or customer traffic decreases, we may incur future impairment charges. In the event we identify an impairment of indefinite lived intangible assets or goodwill, we would record a charge to earnings. Although it would not affect our cash flow, a write-off in future periods of all or a part of our intangible assets could adversely affect our business, financial condition and results of operations.

We depend upon our key employees and certain members of our management.

Our success is substantially dependent upon the efforts and skills of our senior executives: Michael Silberling, our Chief Executive Officer joined us in August 2014 following the departure of our prior Chief Executive Officer, David D. Ross, in July 2014. In addition, Donna Lehmann, our Senior Vice President, Chief Financial Officer and Treasurer, has announced her resignation effective March 31, 2015, and she will be succeeded in that role by Walter Bogumil, and our Senior Vice President, General Counsel and Secretary~~.~~, Marc H. Rubinstein, in February 2015 transitioned from an employment to a consultant relationship. The loss of the services rendered by any of these senior executives could adversely affect our operations. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. A failure to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the security of confidential customer information, including credit card data, we could be exposed to data loss, litigation and liability and our reputation could be significantly harmed.

Table of Contents	32

We rely on information technology and other systems to maintain and transmit personal customer information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. In connection with credit card sales, we transmit confidential credit card information securely over public networks and store it in our data warehouse. Third parties may have the opportunity, technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations, and any resulting negative publicity could significantly harm our reputation. We maintain an insurance policy which provides $5.0 million of coverage, subject to a $250,000 deductible, for information system breaches; however, we cannot provide absolute assurance that the coverage will be sufficient to cover all claims arising from the recent breach of our systems, including any assessments imposed by the payment card industry.

For example, in late 2013, we learned that our payment processing system had become infected by malware, which resulted in a compromise of credit card and debit card information belonging to individuals who used their cards at restaurants, hotels and gift shops at our facilities between March 14 and October 16, 2013. As of November 14, 2013, our forensics expert advised us that our credit card processing systems were free of functioning malware. In April 2014, we learned that another unauthorized intrusion and installation of malware compromising the credit card processing environment had occurred. We then hired a different professional forensics investigation firm to conduct a thorough investigation of the more recently discovered event, and the security of our information technology environment as it relates to both incidents. As a result of the investigation, we have reason to believe that credit card and debit card information from individuals who used their cards at restaurants, hotels and gift shops at our properties between December 7, 2013 and April 28, 2014, may have been compromised. We have encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure.

As of December 31, 2014, we have incurred $1.2 million in expense, including deductibles, for the two security breaches. We do not expect to incur additional material expenses that are not covered by insurance. However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although the investigation has concluded, we have not received all of the assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. Various states attorneys general also continue to investigate the incidents.

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

On February 28, 1995, the electorate of Clarke County, Iowa (the county in which the Lakeside Casino is located) approved an excursion boat gambling referendum permitting such gaming operations in Clarke County. Every eight years a majority of the Clarke County electorate must reauthorize the excursion boat gambling referendum to allow gambling games to continue in Clarke County. Such a referendum took place on November 2, 2010, with the electorate voting on the proposition favoring continued gaming on riverboats in Clarke County. The next referendum is scheduled for November 2018. If the reauthorization referendum is defeated it would have a material adverse effect on our operations and financial condition.

In addition, Lakeside's excursion gambling boat license was approved for renewal at a March 5, 2015 meeting of the Iowa Racing and Gaming Commission. This license is not transferable and will need to be renewed annually and prior to the

Table of Contents	33

commencement of each subsequent annual renewal period. The Class A and Class B licenses in Missouri were renewed for a four-year term in January 2013. The Black Hawk Casinos had their retail operator's licenses renewed in October 2014 for two-year terms.

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

Table of Contents	34

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

Changes to applicable gaming laws could have a material adverse effect on our operations and financial condition.

Gaming laws are generally based upon declarations of public policy which are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

Table of Contents	35

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

Although, not permitted at casino locations in Colorado, smoking is currently permitted at casino locations in Nevada, Missouri, and Iowa. From time to time, bills which would restrict or ban smoking in casinos are introduced in state legislatures and in city/town councils. For example, a proposed ordinance was approved by the voters of the City of St. Joseph, Missouri in April 2014, which amended the local health and sanitation code to provide smoke-free indoor workplaces and public places. The ordinance includes an exemption allowing smoking in casino gaming areas, which exemption includes the casino at the St. Jo Frontier and will remain in place unless and until smoking in casino areas is prohibited in all non-Native American casinos located in the Missouri and Kansas counties of the Greater Kansas City area. This ordinance currently is undergoing legal challenges by local tavern owners. We cannot determine the manner, nature or likelihood of changes in the current laws relating to smoking in public places or the effect of regulations regarding secondhand smoke. New anti-smoking laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

Changes to applicable tax laws could have a material adverse effect on our financial condition.

We expect to pay substantial taxes and fees in connection with our operations as a gaming company. From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of those laws affecting the gaming industry. For example, in 2011, legislation was introduced in Iowa to increase the gross gaming revenue tax in that state from 22% to 36%. In 2012, the Colorado Limited Gaming Control Commission voted to reduce the gross gaming revenue tax in that state from 20% to 19%, causing the Governor of Colorado to replace the commissioners; the replacement commissioners reinstated the tax at 20%. In 2014, Nevada voters defeated a referendum to impose a 2% gross margins tax on all businesses, including casinos. In 2015, the Governor of Nevada has proposed the implementation of a broad business license fee that would impact all of our non-gaming operations. The Governor’s bill is currently under consideration by the Nevada Legislature. It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws. If adopted, changes to applicable tax laws could have a material adverse effect on our business, financial condition and results of operations. Due to the continued pressures on the state legislatures to address shortfalls in their budgets associated with the global financial crisis, there may be more support to look to increased taxation which could affect all of our gaming properties directly, or indirectly by taxing our customers. Any increase in taxes would have a material adverse effect on our business, financial condition and results of operations.

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

Table of Contents	36

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

We are subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. Additionally, as an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

For example, we recently completed construction of and opened a new travel center at Whiskey Pete’s in Primm, Nevada. In connection with the construction, we encountered contaminated soil requiring remediation. Much of the contamination resulted from a gas station operated more than 30 years ago, and from abandoned underground fuel lines. We also began testing at the direction of the Nevada Division of Environmental Protection to determine the extent to which the contamination has affected the groundwater, and we have agreed to continue monitoring the groundwater for a period of at least three years. From the beginning of construction through December 31, 2014, we have incurred approximately $3.8 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. We received $1.0 million from our insurer in 2013, and $0.6 million in 2014. We may be required to make additional expenditures to remain in, or to achieve, compliance with environmental laws in the future and such expenditures may be material.

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

Table of Contents	37

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

Our principal properties consist of the following:

NEVADA

Corporate Office

We lease our corporate office space. The five-year lease commenced on May 1, 2012.

Silver Sevens

We own the ten-acre site in Las Vegas on which Silver Sevens is located.

Rail City

We own the land and building on which Rail City is located in Sparks, Nevada. The Rail City Casino sits on approximately 7.5 acres.

Buffalo Bill's, Whiskey Pete's and Primm Valley

We lease approximately 170 acres of land on which Buffalo Bill's, Whiskey Pete's and Primm Valley are located in Primm, Nevada. The lease ends on June 30, 2043, with an option to renew the lease for one additional 25-year term. An independent third party leases and manages two 18-hole Tom Fazio golf courses with a full-service restaurant and club house near our properties. Another third party leases and manages a retail outlet mall adjacent to the Primm Valley Resort. Additionally, we own approximately 16 acres of land adjacent to the leased parcels.

Table of Contents	38

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

Lakeside

We own a total of 121 acres of land in Osceola, Iowa, which includes the land on which certain facilities of Lakeside are located, including the hotel, convention facilities, and RV park. We lease the use of West Lake and certain real estate surrounding West Lake from the City of Osceola, Iowa and its water works board. The lease expires on May 19, 2019, and we have an option to extend for six additional successive terms of five years each. We lease 11 acres of the land we own adjacent to our facility, to Pilot for operation of a Pilot branded truck stop and gas station.

COLORADO

Black Hawk Casinos

We own approximately 1.5 acres in Black Hawk, Colorado on which the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino—all in close proximity to one another—operate. We also own 1.9 acres of land adjacent to the properties which contain a parking structure and surface parking lot.

ITEM 3.	LEGAL PROCEEDINGS

For a brief description of material pending legal proceedings, refer to Note 13 to the accompanying consolidated financial statements.

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

MARKET INFORMATION

Our outstanding common stock is privately held. No established public trading market exists for our common stock, and, aside from the Registration Rights Agreement (described in “Risk Factors”), we have no plans, proposals, arrangements or understandings with any person with regard to developing such a market for our common stock.

Table of Contents	39

At December 31, 2014, 177,497 shares of our common stock were subject to options related to our share-based compensation plan. Each option is convertible into one share of our common stock upon exercise, and the holder could sell each such share of common stock pursuant to Rule 144 of the Securities Act of 1933.

HOLDERS OF COMMON STOCK

We had 67 holders of record of our common stock as of March 27, 2015.

DIVIDENDS

We have never declared or paid dividends or distributions on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business; therefore, we do not anticipate paying any cash dividends.

Restrictions imposed by our debt instruments significantly restrict us from making dividends or distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2014
The following table presents certain information as of December 31, 2014 regarding the Affinity Gaming Amended and Restated 2011 Long Term Incentive Plan (“2011 LTIP”). Our shareholders authorized our Board to design a plan under which the Board can issue equity awards collectively representing as many as 2,000,000 shares of our common stock to our officers, directors, employees and consultants. The Board approved such a plan, our 2011 LTIP, in March 2011, as amended in November 2014. As of December 31, 2014, the Board had only issued stock options and restricted stock shares under our 2011 LTIP.

Plan category	Restricted Stock Shares Awarded and Outstanding	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under 2011 LTIP
Approved by security holders	300,464	177,497	$10.99	1,522,039
Not approved by security holders	—	—	$—	—

As of December 31, 2014, 68,182 options and 230,403 restricted stock shares had vested.

ISSUER SALES OF EQUITY SECURITIES

During 2014, we did not conduct any unregistered sales of our equity securities, nor did we have any repurchase plan or program under which shares may yet be purchased.

ISSUER PURCHASES OF EQUITY SECURITIES

We neither purchased any shares of our common stock during the fourth quarter nor have we made any plans or established any programs to purchase any shares of our common stock.

Table of Contents	40

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth a summary of our selected consolidated historical financial data from continuing operations as of and for the periods presented (in thousands). We derived the summary consolidated historical balance sheet data as of December 31, 2014 and 2013, and the summary historical consolidated data for results of operations for the years ended December 31, 2014, 2013 and 2012, from our audited consolidated financial statements included elsewhere in this 2014 Form 10-K. We derived the summary consolidated historical balance sheet data as of December 31, 2012, 2011 and 2010, and the summary historical consolidated data for results of operations for our year ended December 31, 2011, and for Predecessor’s year ended December 31, 2010, from audited consolidated financial statements not included in this 2014 Form 10-K.

We adjusted certain amounts in the prior years’ financial information from the amounts originally reported in the respective Forms 10-K to account for discontinued operations and to account for the reclassification of unamortized debt issuance costs incurred with lenders to conform to the 2014 presentation.

You should read this information together with the information included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our historical consolidated financial statements and related notes included elsewhere in this 2014 Form 10-K. For a discussion of matters affecting comparability of our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”

	Successor				Predecessor
	Year Ended December 31,
	2014	2013	2012	2011	2010
Net revenue	$387,991	$390,488	$403,176	$378,587	$380,392
Income (loss) from continuing operations	$(23,677)	$(991)	$4,634	$7,872	$419,185

	December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$135,175	$140,857	$126,873	$45,956	$59,781
Total assets	614,178	637,944	651,922	603,740	589,237
Total debt [1]	374,701	383,999	396,716	348,400	350,000
Stockholders’ equity (deficit)	$182,455	$204,519	$207,130	$206,235	$198,033

1 Net of original issue discount and unamortized debt issuance costs incurred with lenders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table of Contents	41

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, Iowa and Colorado. Casino operations as of December 31, 2014 included the following wholly-owned casinos (by segment):

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

As of December 31, 2014, casino operations collectively offered approximately 288,400 square feet of gaming space with approximately 7,318 slot machines and 133 table games, while lodging operations offered approximately 3,125 hotel rooms.

We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas. Under the terms of the consulting agreement, which will terminate on April 1, 2015, Hotspur pays us a fixed annual fee in monthly installments. In addition to the monthly installments, we are entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceeds the threshold EBITDA for that year.

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

Outlook

Recent improvement in consumer confidence, employment data and other macroeconomic indicators are viewed as positive for regional gaming operations. However, potential changes to federal and state tax rates, payroll taxes, the cost of

Table of Contents	42

health care, and other uncertainty related to ongoing political deadlock on fiscal issues are expected to continue to affect our business. Many of our customers continue to face uncertainty, and we expect that discretionary spending will remain at reduced levels over the near term. However, we believe that our strategy of offering value-oriented, friendly, convenient locations with consistent marketing programs and service supports our business growth efforts. Perceived value, customer satisfaction and loyalty are critical to our success.

Should the economic recovery continue, we believe we are well-positioned to capitalize on high repeat patronage from our local and drive-in tourist gaming markets. Our business strategy focuses on attracting and fostering repeat business from our local gaming patrons. Local gaming patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere. We believe our continued commitment to providing a value-oriented, quality casino entertainment experience for our customers will allow us to gain market share and improve profitability.

Matters Affecting Comparability of Results

Significant factors or events have had a material impact on our results of operations for the periods discussed below and affect the comparability of our results of operations from period to period.

Debt and Interest Expense. On December 13, 2013, we completed the First Amendment to the Credit Agreement, which, among other things, reduced the interest rate applicable to our Initial Term Loan, which as of June 30, 2014 was 1.25% less than prior to the First Amendment.

On July 22, 2014, we completed the Second Amendment to the Credit Agreement (“Second Amended Credit Agreement”). In addition to other changes, the Second Amendment increased the interest rate applicable to our Initial Term Loan, which as of September 30, 2014 was 1% more than that specified in the First Amendment and 0.25% less than prior to the First Amendment. The Second Amendment also adjusted the financial covenants by changing a maximum Total Net Leverage Ratio of 6.5x through June 30, 2014 (calculated using total leverage, net of $25 million cash) to a maximum First Lien Net Leverage Ratio of 3.75x through March 31, 2016 (calculated using outstanding first lien senior secured debt, net of $40 million cash) and by lowering the minimum required interest coverage ratio from 2.0x through December 31, 2014 and 2.15x thereafter to a constant minimum ratio of 1.5x.

Discontinued Operations. On February 1, 2013, we completed the sale to Truckee Gaming, LLC (“Truckee Gaming”) of the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada (“Truckee Disposition”). In February 2012, we completed the sale of our slot route, two Pahrump, Nevada casinos and our Searchlight, Nevada casino. The results of operations of each of the properties sold is presented in discontinued operations for the years presented. Results of operations for the properties sold were previously reported in the Nevada Segment results.

Acquisition. On February 29, 2012, we acquired three casinos located in Black Hawk, Colorado, which we leased from the previous owners until we obtained our Colorado gaming licenses. On November 1, 2012, we began operating the casinos in Black Hawk. We recorded rental income in our consolidated results of operations beginning March 1, 2012 pursuant to the terms of the lease agreement until such time as we obtained gaming approval and began operating the casinos on November 1, 2012.

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

Table of Contents	43

operations. Fuel and retail operations include revenue from gas stations and convenience stores which we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

We use earnings before interest expense; income tax; depreciation and amortization; share-based compensation expense; pre-opening costs; write offs, reserves and recoveries; loss on extinguishment or modification of debt; loss on impairment of assets; gains or losses on the disposition of assets; and restructuring and reorganization costs (“Adjusted EBITDA”) as a measure of profit and loss to manage the operational performance of each geographical region in which we operate, and to discuss our results with the investment community.

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

RESULTS OF OPERATIONS

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenue
Nevada	227,516	230,840	262,585
Midwest	122,064	122,292	127,893
Colorado	38,411	37,356	12,698
Total net revenue	$387,991	$390,488	$403,176

Adjusted EBITDA
Nevada	$26,182	$28,609	$32,784
Midwest	34,130	37,041	40,820
Colorado	4,593	8,322	7,718
Corporate and other	(14,359)	(11,064)	(10,651)
Total Adjusted EBITDA	$50,546	$62,908	$70,671

Table of Contents	44

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Year Ended December 31, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$26,182	$(14,650)	$—	$448	$11,980
Midwest	34,130	(7,582)	—	—	26,548
Colorado	4,593	(5,124)	—	—	(531)
Corporate and other	(14,359)	(1,223)	(455)	(24)	(16,061)
Continuing operations	$50,546	$(28,579)	$(455)	$424	$21,936

	Year Ended December 31, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Loss on Impairment of Assets	Operating Income from Continuing Operations
Nevada	$28,609	$(14,729)	$—	$(3,125)	$(165)	$10,590
Midwest	37,041	(7,023)	—	(3,100)	—	26,918
Colorado	8,322	(5,058)	—	—	—	3,264
Corporate and other	(11,064)	(999)	(1,169)	1,459	—	(11,773)
Continuing operations	$62,908	$(27,809)	$(1,169)	$(4,766)	$(165)	$28,999

	Year Ended December 31, 2012
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$32,784	$(14,150)	$—	—	$—	$18,634
Midwest	40,820	(6,663)	—	—	78	34,235
Colorado	7,718	(2,042)	—	—	—	5,676
Corporate and other	(10,651)	(411)	(2,075)	(421)	707	(12,851)
Continuing operations	$70,671	$(23,266)	$(2,075)	(421)	$785	$45,694

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overall. We recorded net revenue from continuing operations of $388.0 million, compared to net revenue from continuing operations of $390.5 million during the prior year, a decrease of $2.5 million, or 0.6%. Adjusted EBITDA was $50.5 million, compared to $62.9 million during the prior year, a decrease of $12.4 million, or 19.7%. Adjusted EBITDA, excluding corporate expense, decreased $9.1 million, or 12.3%.

Table of Contents	45

Nevada. Nevada operations include Rail City, Silver Sevens and our three Primm casinos. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for approximately 60% of our gross revenue from continuing operations during the years ended December 31, 2014 and 2013.

In our Nevada segment, net revenue decreased $3.3 million, or 1.4%, primarily as a result of a decline in gross casino revenue and an increase in promotional allowances offered to casino patrons. Nevada Adjusted EBITDA declined $2.4 million, or 8.5% when compared to the prior year. The Adjusted EBITDA contribution from casino operations decreased $5.6 million, or 10.8%, offset primarily by an increase in the Adjusted EBITDA contribution from fuel and retail operations of $2.2 million, or 22.5%. 2014 operating results were most significantly impacted by declines in revenue and increased marketing expenses seen in the first half of the year. During the latter half of the year, we analyzed the effectiveness of our promotional campaigns and refined marketing programs, resulting in fourth quarter improvement in year-over-year performance which offset some of the declines seen earlier in the year.

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside in Iowa. Midwest operations accounted for approximately 30% of our gross revenue from continuing operations during the years ended December 31, 2014 and 2013.

Net revenue from our Midwest segment decreased $0.2 million, or 0.2%. Adjusted EBITDA from our Midwest segment decreased $2.9 million, or 7.9%. Results in the Midwest were primarily impacted by severe winter weather seen in the first quarter of 2014 and the constrained discretionary spending of our customers. We are encouraged by our Midwest properties’ performance as gross gaming revenue outperformed the markets in which we operate in each jurisdiction. Reducing marketing and other operating expenses lead to an increase in both Adjusted EBITDA and the Adjusted EBITDA operating margin during the fourth quarter of 2014, reversing the trends seen in the first three quarters of the year.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for approximately 10% of our gross revenue from continuing operations during the years ended December 31, 2014 and 2013.

Net revenue from our Colorado segment increased $1.1 million, or 2.8%, primarily due to aggressive promotional offers and free slot play initiatives which increased visitation to the newly renovated properties. Colorado Adjusted EBITDA decreased $3.7 million, or 44.8%. The declines in Colorado Adjusted EBITDA were mainly driven by an increase in operating expenses, including increased marketing expenses, as the property completed its first full year of operations post acquisition and renovation impact. Operating results were negatively impacted as marketing expenses, including promotional free play, were increased to re-attract and retain patrons that had not visited the property during the nearly two year period since the properties were acquired.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overall. We recorded net revenue from continuing operations of $390.5 million, compared to net revenue from continuing operations of $403.2 million during 2012, a decrease of $12.7 million, or 3.1%. Adjusted EBITDA was $62.9 million, compared to $70.7 million during 2012, a decrease of $7.8 million, or 11.0%. Adjusted EBITDA, excluding corporate expense, decreased $7.4 million, or 9.0%.

Nevada. Nevada operations accounted for approximately 60% and 66% of our gross revenue from continuing operations during the years ended December 31, 2013 and 2012, respectively.

Gross revenue from our Nevada segment declined $34.1 million, or 11.3%, led by the decline of $16.0 million in fuel and retail revenue at Whiskey Pete’s. The decline in fuel and retail revenue resulted from the new equipment leasing agreement related to diesel fuel and the maintenance station. Despite the revenue decline, the Adjusted EBITDA contribution from fuel and retail operations remained essentially comparable to the prior year. Casino revenue decreased $10.3 million, or 6.7%, primarily due to declines in visitation and slot revenue at our Primm casinos. We experienced declines in unrated, or “transient”, play and declines in rated play which we attribute to macroeconomic factors which impact discretionary income and the gaming budgets of our customers. Additionally, we continue to see intense competition in the Las Vegas locals market. Our Nevada casinos cater to locals and drive-in traffic, including Las Vegas visitors who typically visit our casinos for an

Table of Contents	46

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

Nevada Adjusted EBITDA decreased $4.2 million, or 12.7%. The Adjusted EBITDA contribution from casino operations declined by $4.4 million, or 7.9%, as a result of the factors discussed above which lead to a decline in the number of trips and spend per trip by our patrons. The Adjusted EBITDA contribution from lodging operations decreased $2.8 million, or 28.1%, primarily due to reduced room occupancy at Primm. The loss of a significant group of lodgers which contributed to Primm’s 2012 occupancy, coupled with the intense competition for the value-driven Las Vegas tourist, contributed to the decreased room occupancy. The contributions to Adjusted EBITDA from food and beverage operations and fuel and retail operations did not show significant fluctuation. Additional cost reductions, including payroll efficiencies, resulted in general and administrative expense reductions of $2.7 million, or 5.6%.

Midwest. Midwest operations accounted for approximately 30% and 31% of our gross revenue from continuing operations during the years ended December 31, 2013 and 2012, respectively.

Gross revenue from our Midwest segment decreased $5.8 million, or 4.1%, almost entirely in the casino division. Revenue from our Midwest segment declined due to the slow economic recovery and the adverse effect it had on our customers’ discretionary spending. During 2013, we saw a decline in the number of admissions at each of our properties and a consistent spend per trip. We primarily attribute the decline in admissions to fewer unrated, or transient, customers visiting our properties. Gross revenue from hotel operations at our Lakeside property, and food and beverage operations across all three properties, remained relatively flat compared to 2012.

The decline in revenue from unrated slot play was almost entirely responsible for the decrease of $3.8 million, or 9.3%, in Midwest Adjusted EBITDA. An increase in general and administrative expense totaling $0.6 million, primarily due to increased marketing efforts targeting new or transient customers, also contributed to the decline. Modest increases in the Adjusted EBITDA contributions from food and beverage operations (approximately $0.3 million) and from lodging operations (approximately $0.3 million) partially offset the decreased contribution from casino operations and the increase in general and administrative expense.

Colorado. Colorado operations accounted for approximately 10% of our gross revenue from continuing operations during the year ended December 31, 2013. We did not operate the Black Hawk casinos prior to November 1, 2012, while our gaming licenses were pending approval.

The Colorado segment earned Adjusted EBITDA totaling $8.3 million, compared to Adjusted EBITDA of $7.7 million during 2012, which included $6.5 million of rental income we collected from the prior owner of the properties and Adjusted EBITDA of $1.2 million earned during November and December 2012, once we were licensed and began operating the properties. We completed renovations at the Golden Mardi Gras, our largest property, and held a grand re-opening on August 3, 2013. Renovations at the Golden Mardi Gras had the most significant effect on Colorado Adjusted EBITDA, as access to the property was restricted while we constructed the new front entrance. During the renovation period, we also operated fewer slot machines while the casino floor and food outlets were remodeled. Although we completed the remodel and grand re-opening in early August, statewide flooding which occurred in September and a disproportionate number of weekend days affected by the extreme snowy weather in December caused visitation and revenue declines, negatively impacting our operating results.

Table of Contents	47

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Year Ended December 31,			Percent Change
	2014	2013	2012	Current Year	Prior Year
Total revenue
Casino	$298,275	$301,134	$285,169	(0.9)%	5.6%
Food and beverage	49,029	45,494	45,784	7.8%	(0.6)%
Lodging	26,302	26,166	29,227	0.5%	(10.5)%
Fuel and retail	58,893	59,011	74,971	(0.2)%	(21.3)%
Other	14,482	13,775	21,210	5.1%	(35.1)%
Total revenue	446,981	445,580	456,361	0.3%	(2.4)%
Promotional allowances	(58,990)	(55,092)	(53,185)	7.1%	3.6%
Net revenue	$387,991	$390,488	$403,176	(0.6)%	(3.1)%

Departmental cost and expense
Casino	$123,803	$119,357	$110,267	3.7%	8.2%
Food and beverage	48,137	45,375	46,395	6.1%	(2.2)%
Lodging	16,281	17,551	18,006	(7.2)%	(2.5)%
Fuel and retail	46,825	49,094	64,707	(4.6)%	(24.1)%
Other	7,921	7,704	9,649	2.8%	(20.2)%
General and administrative	80,119	77,435	72,830	3.5%	6.3%
Depreciation and amortization	28,579	27,809	23,266	2.8%	19.5%
Corporate	14,814	12,233	12,726	21.1%	(3.9)%
Write downs, reserves and recoveries	(424)	4,766	(785)	(108.9)%	(707.1)%
Departmental cost and expense	$366,055	$361,324	$357,061	1.3%	1.2%

Departmental Adjusted EBITDA Margins
Gaming	58.5%	60.4%	61.3%
Food and beverage	1.8%	0.3%	(1.3)%
Lodging	38.1%	32.9%	38.4%
Fuel and retail	20.5%	16.8%	13.7%
Other	45.3%	44.1%	54.5%

Table of Contents	48

Gross Revenue. Generally, the industry defines gaming revenue as gaming wins less gaming losses.  We derive the majority of our gaming revenue, which we report in the Casino line item, from slot machines. Casino revenue also includes table game revenue and bingo, keno and poker revenue, where offered. Our gross revenue also includes:

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

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments, as well as share-based compensation. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $2.0 million, $2.0 million and $1.8 million in management fees during the years ended December 31, 2014, 2013 and 2012, respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Corporate expense, excluding share-based compensation, increased by $3.3 million, or 29.8%, primarily as a result of unusual expense we incurred as part of activities that we do not consider part of regular operations. During 2014, such activities included evaluating strategic initiatives, searching for a new CEO and reconstituting our Board of Directors, remediating the recent data breach, and incurring lobbying expenses in connection with the casino industry’s opposition to the Colorado racing initiative. We are permitted to add back such unusual expense to EBITDA, as defined in the Second Amended Credit Agreement, when determining compliance with our debt covenants. We incurred $4.1 million of unusual expense, compared to unusual expense of $1.1 million during the prior year. Excluding the unusual expense items and share-based compensation, we incurred $10.3 million and $9.9 million of corporate expense during the years ended December 31, 2014 and 2013, respectively.

Depreciation and amortization expense increased $0.8 million or 2.8% when compared to prior year primarily due to asset additions which include the completion of the Primm travel center and Colorado renovations.

Net interest expense attributable to continuing operations decreased $0.6 million, or 2.0%, primarily as a result of the reduced interest rate on our New Credit Facility. Previously capitalized fees were expensed to the debt modification line in connection with the second amendment to the New Credit Facility and the modification of the indenture governing the 2018 Notes which occurred in July, 2014. In connection with the modifications to the New Credit Facility and the indenture governing the 2018 Notes, we incurred consent fees totaling $0.9 million, and expensed third party and other fees of $0.8 million and $2.0 million, respectively.

Table of Contents	49

In the prior-year period, the line item write-downs, reserves and recoveries included an accrual of $3.1 million for our estimated exposure in relation to settlement of the CCDC litigation (as described in Note 11), the write off of $2.7 million of previously-capitalized environmental remediation costs, and the reversal of the remaining $1.5 million we had accrued for IRS-imposed taxes, penalties and interest originating from the bankruptcy estate. In the current-year period, the same line item reflects the net effect of our receipt of $0.4 million from our insurers related to our environmental remediation work at Primm (as described in Note 11).

During 2014, we evaluated our deferred tax assets and concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, recorded a valuation allowance of $18.0 million. Establishing the valuation allowance caused our effective income tax rate for 2014 to vary significantly from the federal statutory rate and from our effective income tax rate for 2013 and 2012. Our income tax provision for the year ended December 31, 2014 and income tax benefit for the year ended December 31, 2013 were approximately $15.5 million and $0.5 million, respectively. The provision in 2014 was primarily due to the establishment of the valuation allowance. Income tax receivable as of December 31, 2014 consists primarily of estimated tax payments which we expect to be refunded.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Depreciation and amortization expense increased during 2013 by $4.5 million, or 19.5%, primarily due to the addition of depreciation for our Colorado properties, which we acquired on November 1, 2012.

Inclusive of share-based compensation expense, corporate expense decreased $0.5 million, or 3.9%, in 2013. Share-based compensation expense declined $0.9 million primarily due to a decline in performance-based vesting of common stock and options granted to our CEO. Excluding share-based compensation expense, corporate expense increased $0.4 million, primarily related to unusual expense we incurred as part of activities that we do not consider part of regular operations. During 2013, such activities included executing strategic initiatives, including the recent asset acquisitions and dispositions, as well as defending against the shareholder litigation and addressing the effects of the data security breach which occurred during 2013. We incurred unusual expense of this nature totaling approximately $1.1 million during the year ended December 31, 2013.

Write downs, reserves and recoveries during 2013 represented a net expense of $4.8 million, as compared to the recovery of $0.8 million during 2012. As described in the previous section, during 2013 we made a litigation accrual, wrote off previously-capitalized environmental remediation costs, and reversed the accrual of certain expense that originated during the Predecessor’s bankruptcy.

Net interest expense attributable to continuing operations increased $0.7 million, or 2.3%, primarily as a result of the increased interest rate pursuant to the Second Amended Credit Agreement compared to the First Amendment. In July, 2014, we completed the Second Amendment which, among other things, increased the interest rate applicable to our Initial Term Loan by 1%, effective September 1, 2014.

The income tax benefit attributable to continuing operations during 2013 was approximately $0.5 million, while the income tax benefit attributable to discontinued operations was $0.1 million. Income tax receivable as of December 31, 2013 consisted primarily of estimated tax payments which we expect to be refunded.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  The New Credit Facility (described in “Business—Refinancing Transactions”) permits us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business and provides an accordion feature, whereby we may borrow up to an additional $80.0 million subject to certain terms and conditions, including compliance with a maximum leverage ratio (as defined in the Second Amended Credit Agreement).  We cannot assure you that, if required, we will be able to obtain the necessary approval for additional borrowing under our New Credit Facility.

Table of Contents	50

We incur and pay interest on the Initial Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  Unamortized loan fees, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $9.0 million at December 31, 2014, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt. As of December 31, 2014, we remained in compliance with all covenants specified in the Second Amended Credit Agreement.

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

                Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and of other equipment required to keep our facilities competitive. The Second Amended Credit Agreement potentially requires an annual principal prepayment based on excess cash flow (as defined in such agreement) calculated at the end of each calendar year.  For the year ended December 31, 2014, we were not required to make an excess cash flow repayment. The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of December 31, 2014, was $135.2 million, the $35 million Revolving Credit Facility (described in “Business—Refinancing Transactions”), trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $22.8 million through December 31, 2014, compared to $36.8 million provided through December 31, 2013. The decrease in cash provided by operating activities was driven by the decline in net income and payment timing related to the elements of working capital. Net income during 2014 included income tax expense related to the deferred tax asset valuation allowance, which has no net effect on cash flow.

Table of Contents	51

Cash Flows from Investing Activities

Investing activities used $16.9 million through December 31, 2014, compared to using $14.2 million through December 31, 2013.  Net cash used in investing activities is primarily comprised of capital expenditures, which were $17.2 million and $31.7 million during the years ended December 31, 2014 and 2013, respectively. Cash flows used in investing activities during 2013 include proceeds from the Truckee Disposition, which partially offset capital expenditures.

Cash Flows from Financing Activities

Financing activities used $11.6 million and $8.6 million during the years ended December 31, 2014 and 2013, respectively, which primarily represented repayments of long-term debt. The current period also included approximately $2.9 million of fees paid in connection with the second amendment to the New Credit Facility and the consent obtained under the 2018 Notes.

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

Table of Contents	52

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

Accounting for Share-Based Compensation

We grant share-based awards to employees and non-employees in exchange for services; we have neither made share-based payments in exchange for goods nor do we currently have plans to do so. For share-based payments to employees and non-employees, we recognize compensation expense over the vesting period during which the employee or non-employee provides services in exchange for the award and, in the case of share-based payments to non-employees, we recognize a prepaid asset representing the portion of total estimated compensation expense for which the non-employee has not yet provided services.

To measure compensation expense related to stock options awarded, we use information available as of the reporting date to estimate the fair value of awards. We estimate the fair value of stock options using the Black-Scholes-Merton option pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the share-based award. To measure compensation expense related to restricted stock shares awarded to employees, we use an estimate of the fair market value of our common stock on the grant date, while we use an estimate of the fair market value of our common stock on the reporting date for awards granted to non-employees. We include an estimate of the number of awards which we expect will be forfeited, and we update that number based on actual forfeitures.

During the fourth quarter of 2013, we changed our accounting for stock options from classifying them as equity instruments to classifying them as liabilities.

Table of Contents	53

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Long-term debt	$—	$182,745	$200,000	$—	$382,745
Interest payments on long-term debt	25,767	50,433	6,750	—	82,950
Operating leases	7,928	15,616	15,059	169,483	208,086
Purchase obligations	13,514	9,495	1,999	3,604	28,612
Total contractual obligations	$47,209	$258,289	$223,808	$173,087	$702,393

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of December 31, 2014 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the New Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  At December 31, 2014, the principal amount of the related borrowings under our New Credit Facility was $182.7 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.8 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $364.4 million as of December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2014 Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Table of Contents	54

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management believes that as of December 31, 2014, our internal control over our financial reporting is effective.

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents	55	Financial Statement Index

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents	56

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2015 annual stockholders’ meeting (“2015 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Securities Authorized for Issuance Under Compensation Plans” and “Security Ownership” in our 2015 Proxy Statement and is incorporated herein by reference

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” and “Director Independence” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2014 Form 10-K:

Consolidated Financial Statements

In Part II, Item 8, we have included our consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

Financial Statement Schedules

Table of Contents	57

We have omitted schedules required by applicable SEC accounting regulations because they are either not required under the related instructions, are inapplicable, or we present the required information in the financial statements or notes thereto.

Exhibits

We hereby file as part of this 2014 Form 10-K the exhibits listed on the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549, at prescribed rates, or on the SEC website at www.sec.gov.

oarEXHIBIT INDEX

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
3.3
Certificate of Designation of Series A Preferred Stock of Affinity Gaming, as filed with the Secretary of State of the State of Nevada on December 21, 2012 (incorporated by reference from Exhibit 3.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated December 21, 2012)

3.4
Certificate of Withdrawal of Series A Preferred Stock of Affinity Gaming, as filed with the Secretary of State of the State of Nevada on August 15, 2014 (incorporated by reference from Exhibit 3.3 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated August 13, 2014)

4.1
Registration Rights Agreement, dated February 7, 2012, by and among Affinity Gaming (formerly Affinity Gaming, LLC) and SPH Investment, LLC (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated February 13, 2012).

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

Table of Contents	58

Exhibit Number	Description
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

4.4	Form of 9% Senior Note due 2018 (included in Exhibit 4.3)
4.5	Supplemental Indenture, dated July 25, 2014, by and between Affinity Gaming, Affinity Gaming Finance Corp., the guarantors party thereto, U.S.
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

10.8	Fourth Amendment to the Amended and Restated Ground Lease Agreement, dated as of September 14, 2004, by and between Primm South Real Estate Company and The Primadonna Company, LLC *
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

Table of Contents	59	Financial Statement Index

Exhibit Number	Description
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

Table of Contents	60	Financial Statement Index

Exhibit Number	Description
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
10.44
Affinity Gaming 2011 Long-Term Incentive Plan, as amended and restated † (incorporated by reference from Exhibit 10.41 to Affinity Gaming 's Current Report on Form 8-K (File No. 000-54085) dated November 4, 2014)

10.45
Amendment to Letter Agreement regarding offer of employment, dated March 20, 2013, from Affinity Gaming to, and acknowledged by, Marc H. Rubinstein (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated March 25, 2013)†

10.46
First Amendment, dated December 13, 2013, to the Credit Agreement, dated May 9, 2012, among Affinity Gaming (formerly Affinity Gaming, LLC), as borrower, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, the other agents party thereto and the lenders party thereto*

10.47
Executive Agreement, dated as of February 7, 2014, between Affinity Gaming and David D. Ross (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated February 13, 2014) †

Table of Contents	61	Financial Statement Index

Exhibit Number	Description
10.48
Amendment, dated as of February 25, 2014, to Letter Agreement regarding offer of employment, the Executive Severance Agreement, and the Duty of Loyalty agreement, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann †*

10.49
Amendment, dated as of February 25, 2014, to Letter Agreement regarding offer of employment, the Executive Severance Agreement, and the Duty of Loyalty agreement, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Marc H. Rubinstein †*

10.50
Settlement Agreement, dated July 28, 2014, by and between Affinity Gaming, Z Capital Partners, L.L.C. and the other parties thereto (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated July 22, 2014)

10.51
Second Amendment and Waiver to Credit Agreement, dated July 22, 2014, by and between Affinity Gaming, Deutsche Bank Trust Company Americas and the other parties thereto (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated July 22, 2014)

10.52
Agreement for Consulting Services, dated as of August 25, 2014, by and between Affinity Gaming and David D. Ross (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated August 26, 2014) †

10.53
Executive Employment Agreement, dated August 25, 2014, by and between Affinity Gaming and Michael Silberling (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated August 26, 2014) †

14.1
Affinity Gaming (formerly Affinity Gaming, LLC) Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011).

14.2
Affinity Gaming (formerly Affinity Gaming, LLC) Code of Ethics for Senior Financial Officers. (incorporated by reference from Exhibit 14.2 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011)

21.1	List of subsidiaries (incorporated by reference from Exhibit 21.1 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter *
99.2	Compensation Committee Charter *
99.3	Governance and Nominating Committee Charter *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Table of Contents	62	Financial Statement Index

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

†	Indicates a Management Contract or Compensation Plan or Arrangement.

Table of Contents	63	Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING
(Registrant)

Date:	March 27, 2015	By:	/s/ Michael Silberling
Michael Silberling
Chief Executive Officer
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc H. Rubinstein and Michael Silberling and each of them as his or her lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this report and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Silberling
Michael Silberling	CEO (principal executive officer)	March 27, 2015

/s/ Donna Lehmann
Donna Lehmann	SVP, CFO and Treasurer (principal financial and accounting officer)	March 27, 2015

/s/ Richard S. Parisi
Richard S. Parisi	Director, Chairman	March 27, 2015

/s/ James A. Cacioppo
James Cacioppo	Director	March 27, 2015

/s/ Matthew A. Doheny
Matthew A. Doheny	Director	March 27, 2015

/s/ Andrei Scrivens
Andrei Scrivens	Director	March 27, 2015

/s/ Eric V. Tanjeloff
Eric V. Tanjeloff	Director	March 27, 2015

/s/ James J. Zenni, Jr.
James J. Zenni, Jr.	Director	March 27, 2015

FINANCIAL STATEMENTS

Table of Contents	F - 1	Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Affinity Gaming
We have audited the accompanying consolidated balance sheets of Affinity Gaming and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statement of operations, owners’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Gaming and its subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 27, 2015

Table of Contents	F - 2	Financial Statement Index

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affinity Gaming
Las Vegas, Nevada
In our opinion, the consolidated statements of operations, owners' equity (deficit) and cash flows for the year ended December 31, 2012 present fairly, in all material respects, the results of Affinity Gaming and its subsidiaries (the “Company”) operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
April 1, 2013, except for the condensed consolidated guarantor data described in Note 18, as to which the date is April 17, 2013

Table of Contents	F - 3	Financial Statement Index

AFFINITY GAMING
Consolidated Balance Sheets
(in thousands)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$135,175	$140,857
Restricted cash	608	608
Accounts receivable, net of reserve of $159 and $537, respectively	3,516	3,371
Income tax receivable	171	420
Prepaid expense	10,134	9,858
Inventory	2,666	2,977
Deferred income taxes	—	3,640
Total current assets	152,270	161,731
Property and equipment, net	261,111	271,729
Other assets, net	5,738	6,924
Intangibles, net	126,543	129,044
Goodwill	68,516	68,516
Total assets	$614,178	$637,944
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$12,902	$15,825
Accrued interest	2,353	2,468
Accrued expense	22,510	22,141
Deferred income taxes	1,438	—
Current maturities of long-term debt	—	9,961
Other current liabilities	30	187
Total current liabilities	39,233	50,582
Long-term debt	374,701	374,038
Other liabilities	1,708	3,232
Deferred income taxes	16,081	5,573
Total liabilities	431,723	433,425

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,300,464 and 20,243,262 shares issued and outstanding for 2014 and 2013, respectively	20	20
Additional paid-in-capital	207,339	205,726
Accumulated deficit	(24,904)	(1,227)
Total owners’ equity	182,455	204,519
Total liabilities and owners’ equity	$614,178	$637,944
See notes to consolidated financial statements

Table of Contents	F - 4	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2014	2013	2012
REVENUE
Casino	$298,275	$301,134	$285,169
Food and beverage	49,029	45,494	45,784
Lodging	26,302	26,166	29,227
Fuel and retail	58,893	59,011	74,971
Other	14,482	13,775	21,210
Total revenue	446,981	445,580	456,361
Promotional allowances	(58,990)	(55,092)	(53,185)
Net revenue	387,991	390,488	403,176
EXPENSE
Casino	123,803	119,357	110,267
Food and beverage	48,137	45,375	46,395
Lodging	16,281	17,551	18,006
Fuel and retail	46,825	49,094	64,707
Other	7,921	7,704	9,649
General and administrative	80,119	77,435	72,830
Depreciation and amortization	28,579	27,809	23,266
Pre-opening expense	—	—	421
Corporate	14,814	12,233	12,726
Write downs, reserves and recoveries	(424)	4,766	(785)
Loss on impairment of assets	—	165	—
Total expense	366,055	361,489	357,482
Operating income from continuing operations	21,936	28,999	45,694
Other expense
Interest expense, net	(29,827)	(30,428)	(29,731)
Loss on extinguishment (or modification) of debt	(240)	(81)	(8,842)
Total other expense, net	(30,067)	(30,509)	(38,573)
Income (loss) from continuing operations before income tax	(8,131)	(1,510)	7,121
Benefit from (provision for) income taxes	(15,546)	519	(2,487)
Income (loss) from continuing operations	$(23,677)	$(991)	$4,634

Discontinued operations (Note 16):
Loss from discontinued operations before income tax	—	(369)	(9,085)
Benefit from income taxes	—	133	3,271
Loss from discontinued operations	$—	$(236)	$(5,814)
Net loss	$(23,677)	$(1,227)	$(1,180)
See notes to consolidated financial statements

Table of Contents	F - 5	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Owners’ Equity (Deficit)
(in thousands, except number of shares)

	Common Stock
	Number of Shares	Amount	Members’ Capital	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Total
Balance December 31, 2011	—	—	$198,033	$1,680	$6,522	$206,235
Net loss	—	—	—	—	(1,180)	(1,180)
Share-based compensation	—	—	—	2,075	—	2,075
Conversion from LLC to Corporation	20,257,625	$20	(198,033)	203,355	(5,342)	—
Balance December 31, 2012	20,257,625	$20	$—	$207,110	$—	$207,130
Net loss	—	—	—	—	(1,227)	(1,227)
Share-based compensation	—	—	—	1,169	—	1,169
Repurchase of vested share-based awards	—	—	—	(318)	—	(318)
Conversion to accounting for stock option awards as liabilities	—	—	—	(2,235)	—	(2,235)
Shares issued under share-based compensation plans	31,374	—	—	—	—	—
Shares forfeited, canceled or expired	(45,737)	—	—	—	—	—
Balance December 31, 2013	20,243,262	$20	$—	$205,726	$(1,227)	$204,519
Net loss	—	—	—	—	(23,677)	(23,677)
Share-based compensation	—	—	—	455	—	455
Canceled liability stock option awards	—	—	—	1,158	—	1,158
Shares issued under share-based compensation plans	60,455	—	—	—	—	—
Shares forfeited, canceled or expired	(3,253)	—	—	—	—	—
Balance December 31, 2014	20,300,464	$20	$—	$207,339	$(24,904)	$182,455

Table of Contents	F - 6	Financial Statement Index

AFFINITY GAMING
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(23,677)	$(1,227)	$(1,180)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, before income taxes	—	369	9,085
Depreciation and amortization	28,579	27,809	23,266
Amortization of debt costs and discounts	2,203	2,209	1,522
Gain on sale of property and equipment	1	(42)	(18)
Unamortized loan fees related to extinguishment (or modification) of debt	240	81	1,250
Loss on impairment of assets	—	165	—
Insurance proceeds St Jo flood	—	—	1,005
Share-based compensation	455	1,169	2,075
Environmental remediation costs	—	3,185	—
Deferred income taxes	15,586	(265)	(1,301)
Changes in operating assets and liabilities:
Accounts receivable	(145)	1,738	(446)
Prepaid expense	(275)	(1,252)	(720)
Inventory	311	(142)	19
Other assets	783	1,092	883
Accounts payable	(1,698)	1,886	315
Accrued interest	(115)	(113)	2,484
Accrued expense	369	1,119	(21)
Income tax payable/receivable	249	(936)	332
Other liabilities	(95)	(58)	(52)
Net cash provided by operating activities	22,771	36,787	38,498
Cash flows from investing activities:
Restricted cash	—	—	8,629
Excess cash from discontinued operations	—	—	23,892
Proceeds from sale to Truckee Gaming, LLC	—	17,447	—
Cash paid for business acquisition	—	—	(4,305)
Insurance proceeds St Jo flood	—	—	3,045
Proceeds from sale of property and equipment	365	70	66
Purchases of property and equipment	(17,241)	(31,720)	(26,425)
Net cash (used in) provided by investing activities	(16,876)	(14,203)	4,902
Cash flows from financing activities:
Payment on long-term debt	(8,717)	(11,744)	(349,900)
Proceeds from long term debt	—	4,314	398,000
Loan origination fees	(2,860)	(852)	(10,583)
Repurchases of vested share-based awards	—	(318)	—
Net cash (used in) provided by financing activities	(11,577)	(8,600)	37,517
Net (decrease) increase in cash and cash equivalents	(5,682)	13,984	80,917
Cash and cash equivalents:
Beginning of period	140,857	126,873	45,956
End of period	$135,175	$140,857	$126,873

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$36	$(1,493)
Cash flows from investing activities	—	(4,695)	(1,300)
Cash flows from discontinued operations	$—	$(4,659)	$(2,793)
Supplemental cash flow information:
Cash paid during the period for interest	$27,920	$28,867	29,171
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$2,580	$3,779	3,781
Acquisition of property and equipment under capital lease	82	363	—
Non-cash disposition of assets	—	—	29,993
Non-cash purchase of Colorado assets	—	—	67,078
Non-cash loan origination fees	—	—	62
See notes to consolidated financial statements.

Table of Contents	F - 7	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization and Business

Affinity Gaming (together with its subsidiaries, “Affinity” or “we”) is a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. We also provide consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, which expires on April 1, 2015, Hotspur pays us a fixed annual fee in monthly installments. In addition to the monthly installments, we are entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceed the threshold EBITDA for that year.

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

In December 2013, we closed our casino property in Henderson, Nevada. The financial position and results of operations of the Henderson casino are not material, during any period presented, either to our consolidated financial position and results of operations or to the financial position and results of operations of our Nevada segment. As a result, we have neither reported any assets held for sale nor any discontinued operations related to the closure. We have recorded the loss on Henderson’s impaired asset in the line item Loss on impairment of assets, while we reflected all other expense related to the closure in the line item Write downs, reserves and recoveries.

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all significant intercompany balances and transactions during consolidation.

Basis of Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenue and expense during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include the fair values of assets and liabilities related to depreciation and amortization, the estimated allowance for doubtful accounts receivable and the estimated cash flows we use in assessing the recoverability of long-lived assets, as well as the estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments.

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

Table of Contents	F - 9	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Debt Issuance Costs

We capitalize all direct, incremental costs we pay to parties other than the creditor(s) in connection with the issuance of long-term debt and amortize such costs to interest expense using the effective interest method over the terms of the related debt agreements. Any amounts we pay to the creditor(s) are recorded as a component of the premium or discount associated with the debt.

With regard to transactions for which we apply modification accounting, we capitalize any new amounts paid to the creditor(s) whose debt is modified, adding it to the unamortized debt issuance cost balance of such creditor(s), and we amortize such costs to interest expense using the effective interest method over the terms of the new debt agreement(s). We expense any costs we incur with third parties.

With regard to transactions for which we apply extinguishment accounting, we include the unamortized debt issuance cost related to the extinguished creditor(s) plus any new amounts paid to the extinguished creditor(s) as a component of the gain or loss on the transaction. We associate any costs we incur with third parties with the new debt, and amortize such costs to interest expense using the effective interest method over the terms of the new debt agreement(s).

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for costs associated with general liability claims and workers’ compensation claims arising from our operations in Nevada and Colorado. To estimate our accruals related to claims reserves, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity, and other factors could materially affect the estimate for these liabilities. We include self-insurance reserves in Accrued expense on our consolidated balance sheets in the amounts of $1.1 million and $0.9 million at December 31, 2014 and 2013, respectively.

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

During 2013, we recognized an immaterial loss on impairment of a fixed asset related to the closure of the Henderson casino.

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

Table of Contents	F - 10	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

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

During our regular annual testing in 2014 and 2013, the estimated fair values of our reporting units with associated goodwill exceeded their carrying values for all our reporting units, so we did not record impairment charges.

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

	Year Ended December 31,
	2014	2013	2012
Lodging	$13,797	$12,891	$12,462
Food and Beverage	15,587	13,639	13,166
Other	12,049	12,398	11,663
Total	$41,433	$38,928	$37,291

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

Table of Contents	F - 11	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Share-Based Compensation

We grant share-based awards to employees and non-employees in exchange for services; we have neither made share-based payments in exchange for goods nor do we currently have plans to do so. For share-based payments to employees and non-employees, we recognize compensation expense over the vesting period during which the employee or non-employee provides services in exchange for the award and, in the case of share-based payments to non-employees, we recognize a prepaid asset representing the portion of total estimated compensation expense for which the non-employee has not yet provided services.

To measure compensation expense related to stock options awarded, we use information available as of the reporting date to estimate the fair value of awards. We estimate the fair value of stock options using the Black-Scholes-Merton option pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the share-based award. To measure compensation expense related to restricted stock shares awarded to employees, we use an estimate of the fair market value of our common stock on the grant date, while we use an estimate of the fair market value of our common stock on the reporting date for awards granted to non-employees. We include an estimate of the number of awards which we expect will be forfeited, and we update that number based on actual forfeitures.

During the fourth quarter of 2013, we changed our accounting for stock options from classifying them as equity instruments to classifying them as liabilities. See Note 10 for more information.

Income Taxes

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

Concentrations of Credit Risk

We maintain cash balances at certain financial institutions located in the states in which we operate. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2014, we do not believe we have any significant concentrations of credit risk.

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

Table of Contents	F - 12	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

In May 2014, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 stipulate that an entity should recognize revenue in an amount which reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers, and they provide a five-step process to assist entities with achieving that core principle. The ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. With regard to disclosures, ASU 2014-09 states that entities should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and it requires qualitative and quantitative disclosures concerning contracts with customers, significant judgments and changes therein, and assets recognized from the costs incurred to obtain or fulfill a contract. For us, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods therein, and they permit either retrospective application to all prior periods or retrospective application with the cumulative effect of application recognized on the initial application date. We are currently evaluating what effect(s) the ASU will have.

We have reviewed all other recently issued accounting pronouncements and, other than those we have disclosed above or in previous filings with the SEC, we do not believe any of such pronouncements will have a material effect on our operations.

NOTE 3. RESTRICTED CASH

Restricted cash balances at December 31, 2014 and 2013 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation insurance policies.

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2014	2013
Building and improvements	7 - 40	$183,457	$180,333
Gaming equipment	3 - 10	64,826	55,277
Furniture, fixtures, and equipment	3 - 10	45,302	40,183
Leasehold improvements	7	196	196
Land	—	39,493	39,848
Barge	30	15,019	15,019
Construction-in-progress		3,815	5,964
Total property and equipment		352,108	336,820
Less accumulated depreciation		(90,997)	(65,091)
Total property and equipment, net		$261,111	$271,729
We recorded depreciation expense on the above assets totaling $26.1 million, $24.9 million, and $21.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table summarizes intangible assets by category (in thousands):

	December 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(6,581)	$5,583	$12,164	$(4,580)	$7,584
Trademarks	2,982	(1,899)	1,083	2,982	(1,399)	1,583
	$15,146	$(8,480)	$6,666	$15,146	$(5,979)	$9,167
Indefinite-lived intangible assets
Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
	$119,877		$119,877	$119,877		$119,877
Total intangible assets	$135,023		$126,543	$135,023		$129,044

The following table summarizes the changes in goodwill by reportable segment during the quarter ended December 31, 2014:

	Nevada	Midwest	Colorado	Total
Balance at December 31, 2013	$33,665	$14,622	$20,229	$68,516
Impairment of goodwill	—	—	—	—
Balance at December 31, 2014	$33,665	$14,622	$20,229	$68,516

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

We recorded total amortization expense for continuing operations of $2.5 million, $2.9 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Table of Contents	F - 14	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table presents the future amortization expense related to definite-lived intangible assets (in thousands):

2015	$2,501
2016	2,501
2017	975
2018	689
2019	—
Thereafter	—

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Capitalized debt issuance cost, net	$2,081	$2,484
Long-term deposits	3,172	3,855
Other assets	485	585
Total	$5,738	$6,924

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	December 31,
	2014	2013
Progressive jackpot liabilities	$3,271	$3,294
Accrued payroll and related	7,530	7,353
Slot club point liability	3,353	3,574
Litigation reserve	3,100	3,100
Other accrued expense	5,256	4,820
Total	$22,510	$22,141

Table of Contents	F - 15	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	December 31,
	2014	2013
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized debt issuance cost, net	(2,986)	(2,970)
Unamortized discount	(1,148)	(1,452)
9% Senior Unsecured Notes due 2018, net	195,866	195,578
Term loan due 2017	182,745	191,246
Unamortized debt issuance cost, net	(3,933)	(2,825)
Term loan due 2017, net	178,812	188,421
Total debt, including current portion	374,678	383,999
Less: current maturities	—	(9,961)
Plus: long-term portion of capital leases	23	—
Total long-term debt	$374,701	$374,038

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

During the years ended December 31, 2014, 2013, and 2012, we recorded losses on modification of debt of $0.2 million,$0.1 million and $8.8 million, respectively.

In the table above, unamortized debt issuance cost represents payments made to entities which purchased our debt, and we reclassified the December 31, 2013 amount from Other assets to conform to the current-year presentation. Unamortized debt issuance cost, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $9.0 million and $8.3 million at December 31, 2014 and 2013, respectively, inclusive of both the amount we report in Other assets and the amount we

Table of Contents	F - 16	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

report as an offset to the related debt. The amounts of unamortized debt issuance cost at December 31, 2014 and 2013, were net of accumulated amortization totaling $5.0 million and $3.1 million, respectively.

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

The Second Amended Credit Agreement contains customary covenants including, but not limited to, a maximum total net leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Initial Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the Total Net Leverage Ratio is greater than 4.00 to 1.00, equal to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00.  We are not required to make an excess cash flow payment for the year ended December 31, 2014. At December 31, 2014, the First Lien Senior Secured Net Leverage Ratio was 2.61 to 1.00, and the Interest Expense Coverage Ratio was 1.96 to 1.00. As of December 31, 2014, we remained in compliance with all debt covenants.

We issued the 2018 Notes pursuant to an indenture dated May 9, 2012 (“2018 Notes Indenture”). Under the 2018 Notes Indenture, we may choose to redeem some or all of the 2018 Notes at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, at a price equal to 100% of the principal amount of the 2018 Notes redeemed plus a “make-whole” premium as of the applicable redemption date, plus accrued interest.  Additionally, at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, Affinity Gaming and Affinity Gaming Finance Corp. (collectively, the “Issuers”) may choose to redeem up to 35% of the 2018 Notes with the net cash proceeds from one or more equity offerings at a redemption price equal to 109% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to the redemption date, as long as at least 65% of the aggregate principal amount of the 2018 Notes originally issued remains outstanding immediately after giving effect to any such redemption and the redemption occurs not more than 180 days after the date of the closing of the equity offering.  On and after May 15, 2015, the Issuers are entitled to redeem all or a portion of the 2018 Notes upon providing not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on May 15 of the years set forth in the table below.

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

If we experience certain kinds of changes in control, the Issuers must make an offer to purchase the 2018 Notes at a price equal to 101% of the aggregate principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase. A change of control, as defined in the 2018 Notes Indenture (as amended on July 24, 2014), specifically excludes certain actions taken as a result of the Settlement Agreement, and occurs when we become aware of (i) any person or group becoming the beneficial owner of more than 50% of the total voting power of our voting stock, or (ii) the sale or other disposition of all or substantially all of our assets. In addition, the Issuers, under certain circumstances, must make an offer to repurchase 2018 Notes with the proceeds of certain asset sales that they do not use to purchase new assets or otherwise apply in accordance with the terms of the 2018 Notes Indenture.

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

We based the estimated fair value of the 2018 Notes and the New Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at December 31, 2014 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$195,866	$188,031
Term loan due 2017	178,812	176,362
Total	$374,678	$364,393

NOTE 9. INCOME TAXES

Deferred Tax Assets and Liabilities

We record deferred tax assets and liabilities to account for the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. The temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows (in thousands):

	December 31,
	2014	2013
Current deferred tax asset (liability)	$(1,438)	$3,640
Non-current deferred tax liability	(16,081)	(5,573)
Net deferred tax liability	$(17,519)	$(1,933)

Table of Contents	F - 18	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table details the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2014	2013
Deferred Tax Assets
Reserve for employee benefits	$715	$798
Provision for doubtful accounts	57	193
Deferred compensation	608	454
Asset retirement obligation	180	278
Progressive slot and players’ club liabilities	2,595	2,637
Tax benefit of current year NOL	13,834	8,699
Equity compensation	927	928
General business credits	837	300
AMT credit	213	429
Litigation reserve	1,116	1,116
Gaming taxes	765	637
Accrued expenses	200	—
Other	208	193
Gross deferred tax assets	22,255	16,662
Valuation allowance	(17,992)	—
Deferred tax assets, net of valuation allowance	4,263	16,662
Deferred Tax Liabilities
Depreciation and amortization	(18,715)	(16,308)
Debt issuance costs	(453)	—
Prepaid services and supplies	(2,614)	(2,287)
Gross deferred tax liabilities	(21,782)	(18,595)
Net deferred tax liability	$(17,519)	$(1,933)

We have assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $18.0 million has been recorded to reflect only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

At December 31, 2014, we had a gross federal net operating loss carryforward of approximately $38.3 million. In addition, we have deferred tax assets of approximately $0.2 million related to Alternative Minimum Tax credits and $0.8 million related to general business credits. The net operating losses and general business credits can be carried forward and applied to offset taxable income for 20 years; they will begin to expire in 2031. We can carry forward the Alternative Minimum Tax credit and apply it to offset regular tax liabilities indefinitely; it will not expire.

Table of Contents	F - 19	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS, resulting in a cumulative effect adjustment. To account for the adoption of these regulations, for the year ended December 31, 2014, long-term deferred tax liabilities increased by $1.1 million, with the offsetting increase to noncurrent deferred income tax assets. Before these regulations were issued, this $1.1 million would have been recovered over 39 years through tax depreciation deductions.

We have analyzed our filing positions in each jurisdiction where we are required to file income tax returns. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions. A federal tax examination for 2011 and 2012 was closed during the year ended December 31, 2014. The final examination determination resulted in no material changes to our financial position and deferred tax assets and liabilities.

Provision for Income Taxes

The following table presents the components of our income tax provision attributable to pre-tax income from continuing operations, as well as the income tax benefit attributable to pre-tax income from discontinued operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
CURRENT
Federal	$—	$—	$1,917
State	—	—	(438)
Total current tax expense	—	—	1,479
DEFERRED
Federal	(14,682)	694	(3,746)
State	(864)	(175)	(220)
Total deferred tax expense	(15,546)	519	(3,966)
Benefit from (provision for) income taxes related to continuing operations	(15,546)	519	(2,487)
Benefit from income taxes related to discontinued operations	—	133	3,271
Total benefit from (provision for) income tax	$(15,546)	$652	$784

Table of Contents	F - 20	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table presents a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of pre-tax income:

	December 31,
	2014	2013
Tax at federal statutory rate	34.0%	34.0%
State income tax	2.0%	2.0%
Lobbying costs (non-deductible expense)	(6.0)%	—%
Other non-deductible expense	(3.3)%	(6.0)%
Other, net	(0.5)%	—%
State provision adjustment	—%	(14.3)%
Valuation allowance	(221.3)%	—%
General business credit	3.9%	18.6%
Effective tax rate related to continuing operations	(191.2)%	34.3%
Effective tax rate related to discontinued operations	—%	36.0%
Total effective tax rate	(191.2)%	34.7%

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

The Affinity Gaming Amended and Restated 2011 Long-Term Incentive Plan (“LTIP”), which the Compensation Committee of our Board of Directors approved, allows us to issue up to 2,000,000 shares of common stock, subject to stock options, or as restricted stock, to employees, officers, directors and consultants. Awards vest upon the passage of time, the attainment of performance criteria, or both. Stock options awarded under the LTIP expire five years from the grant date. Awards granted to management generally vest ratably over three years from the date of the grant, and those granted to directors generally vest in two equal tranches, the first upon issuance and the second during January of the calendar year following the year of grant. Holders of restricted stock may vote their shares and receive their proportionate share of any dividends. Restricted stock remains subject to the terms and conditions contained in the applicable award agreement and our LTIP until the recipient vests in the award.

Table of Contents	F - 21	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock for the period ended December 31, 2014:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2013	348,399	$10.05	44,171	$4.88	52,361	$11.86
Granted	109,315	11.61	109,315	3.31	60,455	11.31
Vested	—	—	(31,501)	5.56	(39,502)	11.71
Canceled	(263,324)	10.04	—	—	—	—
Forfeited	(12,670)	10.25	(12,670)	5.92	(3,253)	10.25
Expired	(4,223)	$10.25	—	$—	—	$—
December 31, 2014	177,497	$10.99	109,315	$3.31	70,061	$11.54

As of December 31, 2014, awards representing 477,961 shares or potential shares of our common stock (including 230,403 vested shares) awarded under the LTIP were outstanding and, awards representing 1,522,039 shares or potential shares of our common stock remained available for issuance under the LTIP.

We account for stock option awards as liabilities. As of December 31, 2014, we have reported a $1.0 million share-based compensation liability in the Other liabilities line item.

The following table lists certain information related to stock options awarded under the LTIP which had vested as of December 31, 2014:

Number of vested stock options	68,182
Weighted-average exercise price per share	$10.00
Aggregate intrinsic value (in thousands)	$—
Weighted-average remaining contractual term (in years)	1.3

At December 31, 2014, our outstanding stock options had an aggregate intrinsic value of zero, and had a weighted-average remaining contractual term of 3.2 years.

We estimate the fair value of stock option awards at each reporting date using a Black-Scholes-Merton option-pricing model. As of December 31, 2014, we applied the following weighted-average assumptions:

	Month of Award
	September 2014	February 2014	February 2012	March 2011
Expected term in years	4.7	4.2	2.1	1.3
Expected volatility	46.71%	46.61%	45.18%	47.94%
Expected dividends	—%	—%	—%	—%
Risk-free interest rates	1.51%	1.1%	0.67%	0.36%

Table of Contents	F - 22	Financial Statement Index

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

Since inception of the LTIP, no stock options have been exercised.

The following tables present certain information related to compensation cost:

	Year Ended December 31,
	2014	2013	2012
Compensation cost included in operating expense (in thousands)
Stock options	$61	$338	$1,102
Restricted stock	394	831	973
Total	$455	$1,169	$2,075

December 31, 2014
Unrecognized compensation cost for non-vested awards (in thousands)
Stock options	$279
Restricted stock	434
Total	$713

Weighted-average years to be recognized
Stock options	1.7
Restricted stock	1.4

Table of Contents	F - 23	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 11. WRITE DOWNS, RESERVES AND RECOVERIES

Our operating results include various pretax charges to record contingent liability reserves, recoveries of previously recorded reserves and other non-routine transactions. The following table presents the components of write downs, reserves and recoveries for continuing operations (in thousands):

		Year Ended December 31,
		2014	2013	2012
1.	CCDC litigation reserve	$—	$3,100	$—
2.	Tax penalties and interest related to bankruptcy estate	—	(1,459)	—
3.	Write off of capitalized environmental remediation costs	(448)	2,649	—
4.	Amounts related to closure of Henderson Casino Bowl	—	476	—
5.	Litigation settlements, net	—	—	(707)
6.	Settlement with insurance carriers	—	—	(78)
7.	Other	24	—	—
	Write downs, reserves and recoveries	$(424)	$4,766	$(785)

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

3.
During the quarter ended December 31, 2013, we recorded a correction in our Nevada segment which expensed previously-capitalized costs related to the environmental remediation work performed during the construction of our new travel center at Whiskey Pete’s Hotel & Casino. Expense (income) recorded for the years ended December 31, 2014 and 2013, are presented net of insurance recoveries.

4.	We closed the Henderson casino on December 11, 2013. This amount represents asset write offs and other expense related to the closing.

5.	These amounts represent insurance recoveries and adjustments to legal reserves for claims against Predecessor.

6.	The amount represents the final payment we received from our insurance carriers in settlement of the St Jo flood claim. We recorded the income in our Midwest segment.

7.	2010/2012 Colorado tax settlement.

NOTE 12. RELATED PARTY TRANSACTIONS

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

AFFINITY GAMING
Notes to Consolidated Financial Statements

Slot route contract with Terrible Herbst, Inc.

Until the contract was terminated in February 2012 in connection with the sale of the Herbst Slot Route to JETT, we rented space for the exclusive placement of certain slot machines (route operations) in convenience stores owned by Terrible Herbst, Inc. We incurred rent expense of $1.8 million under this agreement for the year ended December 31, 2012.

Other arrangements with Terrible Herbst, Inc.

Until the contract was terminated in February 2012 in connection with the sale of the Herbst Slot Route to JETT, we provided accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores pursuant to a service agreement with Terrible Herbst, Inc. Pursuant to providing our services under the contract, Terrible Herbst paid us approximately $45,000 during the year ended December 31, 2012.

We entered into a nonexclusive trademark license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extended through June 2013. Pursuant to this trademark license agreement, we incurred expense totaling approximately $0.3 million and $0.7 million to Terrible Herbst in the years ended December 31, 2013 and 2012, respectively.

Lease agreements

Pursuant to an amended lease agreement that expired on April 30, 2012, we leased from The Herbst Family Limited Partnership II, or Herbst FLP II, the real property on which our former corporate headquarters was located. The general partners of Herbst FLP II are Jerry and Maryanna Herbst. We paid $58,000 under this lease during the year ended December 31, 2012.

Pursuant to an amended lease agreement that expired on April 30, 2012, we leased from the Herbst’s Grandchildren’s Trust a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments. We paid $0.2 million under this lease during the year ended December 31, 2012.

We leased from the Herbst Family Limited Partnership the land on which the Terrible’s Town Casino in Pahrump, NV is located. Golden Gaming assumed this lease in connection with their purchase of the Pahrump casinos. We paid $35,000 under this lease during the year ended December 31, 2012.

We leased from Terrible Herbst the real property on which the Searchlight Casino in Searchlight, NV is located. Terrible Herbst leases that real property from an unrelated third party. JETT assumed this lease in connection with their purchase of the Searchlight casino. We paid $30,000 under this lease during the year ended December 31, 2012.

We leased land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years. We received rental income of $58,000 under this lease during the year ended December 31, 2012. Either we have terminated these leases or Golden Gaming assumed them in connection with the sale of the slot route and Pahrump casinos.

Related-party transactions

Effective September 2014, we entered into an agreement with David Ross, our former Chief Executive Officer, whereby Mr. Ross provided consulting services to Affinity to assist us in fulfilling obligations under the JW Marriott consulting agreement. We paid Mr. Ross $20,000 monthly for his consulting services.

Beginning February 1, 2013, we paid Ferenc Szony, our former Chief Operating Officer, a $12,500 monthly fee for consulting services to assist Affinity in fulfilling its obligations under the JW Marriott consulting agreement.

In September 2012, we entered into an agreement to divest non-core assets in the Truckee Disposition. Our former Chief Operating Officer, Ferenc Szony, became a managing principal at Truckee Gaming, LLC. One of our directors at the time we entered into the agreement, Thomas M. Benninger, serves as a managing general partner of Global Leveraged Capital, LLC

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

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins. Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $25,000 during the year ended December 31, 2012. Golden Gaming assumed this slot route contract as part of the slot route operations they acquired from us.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location. Terms of this revenue-sharing contract were similar to the terms of the contract we entered into with HIGCO in 2003. Pursuant to this revenue-sharing contract, SamCon, Inc. paid us $17,000 during the year ended December 31, 2012. Golden Gaming assumed this slot route contract as part of the slot route operations they acquired from us.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Affinity carries insurance coverage of $5.0 million for liability resulting from network security events. As of December 31, 2014, we have incurred $1.2 million in expense, including deductibles, for the two security breaches. We do not expect to incur additional material expenses that are not covered by insurance. However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although the investigation has concluded, we have not received all of the assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. Various states attorneys general also continue to investigate the incidents.

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

AFFINITY GAMING
Notes to Consolidated Financial Statements

the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  The mediation resulted in a written memorandum of understanding (“MOU”) pursuant to which the state court petition and federal court action were to be dismissed upon Lakeside’s payments of $0.6 million to CCDC and $2.5 million to an account controlled by the Clarke County Reservoir Commission; Lakeside was to incrementally reduce to zero over a period of ten years a 0.5% capital improvement set-off against the 2.5% of adjusted gross revenue (“AGR”) the casino pays to CCDC and its local government affiliates; and, for a period of five years, CCDC would not unreasonably withhold its consent to the assignment of the management agreement to a third party, provided the assignee agrees to immediately eliminate the capital improvement set-off and to pay the greater of 3% or the state maximum percentage of AGR.  However, subsequent to the mediation, when the parties exchanged drafts of the formal written settlement agreement contemplated by the MOU, it became apparent that a meeting of the minds regarding settlement had not occurred, as CCDC took the position that any assignee of the management agreement would have to increase its percentage of AGR payment by 1.5% more than what Lakeside pays, rather than the 0.5% to which we believed we had agreed.  Discovery in the case has concluded and the parties have filed and fully briefed motions for summary judgment, and a trial date of May 11, 2015 has been set in the event summary judgment is not granted. Should CCDC prevail on summary judgment or at trial, we estimate the potential loss to be the $3.1 million in payments set forth in the MOU.

In March 2013, shareholder Z Capital Partners, L.L.C. and certain of its affiliates (collectively “Z Capital”), individually as well as derivatively on behalf of Affinity Gaming, filed a complaint (the “Complaint”) against us as a nominal party and our directors as defendants in the District Court, Clark County, Nevada (the “District Court”). In July 2014, representatives of Z Capital, shareholder SPH Manager, LLC (“SPH Manager”) and certain other large shareholders reached an agreement with us to settle and dismiss with prejudice the Complaint (see our Current Report on Form 8-K, filed on July 28, 2014, for more information).

In November 2013, Chartwell Advisory Group, Ltd. (“Chartwell”), a professional services firm that facilitated filing refund requests with the Nevada Tax Commission for sales and use tax paid by certain casinos on the cost of complimentary meals for periods beginning in 2004, has filed a lawsuit against numerous Nevada casino operators, including one of our subsidiaries, alleging that it is owed a percentage of the tax casinos did not have to pay as a result of the 2012 regulation and related settlement agreement. Our subsidiary had entered into an agreement with this firm prior to the bankruptcy whereby Chartwell would receive a percentage of any refund we received from the state of sales tax previously paid by our subsidiary. Although Chartwell asserts that we owe them approximately $0.3 million, we do not believe any amounts are due to Chartwell and accordingly, we have not recorded an accrual. We intend to vigorously defend the lawsuit and our subsidiary has recently filed a motion to dismiss the claims against it, which motion is pending.

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

Leases

We are party to contracts which we enter into in the ordinary course of our business, including leases for real property and operating leases for equipment. The following table presents future minimum lease payments under non-cancelable leases (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Lease payments	7,928	7,927	7,688	7,746	7,313	169,483	208,085

We incurred rent expense totaling $7.6 million, $8.0 million and $7.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Table of Contents	F - 27	Financial Statement Index

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

Through December 31, 2014, we have incurred approximately $3.8 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. We received $1.0 million from our insurer in 2013, and $0.6 million in 2014.

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

Asset Retirement Obligation

During the quarter ended December 31, 2014, we re-estimated the asset retirement obligation associated with a lease for real property at our Primm, Nevada location. The lease expires on June 30, 2043 and has a 25 year extension period which, for purposes of the asset retirement obligation, we assume will be exercised extending the term through June 30, 2068. First, we estimated the costs required to return the leased land to its original state using current cost data. We then used the current cost amount to estimate the cost we would incur at the end of the lease, assuming an inflation rate of 2.4%. Finally, we used a 6.7% discount rate to estimate the liability as of the current date. As a result of our re-estimation, we reduced the asset retirement obligation, as well as the fixed asset to which the obligation is associated, in the amount noted in the table below.

The following table reconciles the value of the asset retirement obligation for the periods presented.

	December 31, 2014	December 31, 2013
Balance at beginning of period	$773	$724
Adjustment due to re-estimate	(319)	—
Accretion expense	47	49
Balance at end of period	$501	$773

NOTE 14. EMPLOYEE BENEFIT PLANS

We maintain retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. We provide limited matches of a portion of eligible employees’ contributions. For the years ended December 31, 2014, 2013 and 2012, we recorded contribution expense related to our 401(k) plans of $0.2 million, $0.3 million and $0.1 million, respectively.

Table of Contents	F - 28	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 15. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross revenue
Nevada	$266,880	$267,826	$301,971
Midwest	134,762	134,249	140,035
Colorado	45,339	43,505	14,355
Total gross revenue	446,981	445,580	456,361
Promotional allowances
Nevada	(39,364)	(36,986)	(39,386)
Midwest	(12,698)	(11,957)	(12,142)
Colorado	(6,928)	(6,149)	(1,657)
Total promotional allowances	(58,990)	(55,092)	(53,185)
Net revenue
Nevada	227,516	230,840	262,585
Midwest	122,064	122,292	127,893
Colorado	38,411	37,356	12,698
Total net revenue	$387,991	$390,488	$403,176

We use earnings before interest expense; income tax; depreciation and amortization; share-based compensation expense; pre-opening costs; write offs, reserves and recoveries; loss on extinguishment or modification of debt; loss on impairment of assets; gains or losses on the disposition of assets; and restructuring and reorganization costs (“Adjusted EBITDA”) as a measure of profit and loss to manage the operational performance of our segments.

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA
Nevada	$26,182	$28,609	$32,784
Midwest	34,130	37,041	40,820
Colorado	4,593	8,322	7,718
Corporate and other	(14,359)	(11,064)	(10,651)
Total Adjusted EBITDA	$50,546	$62,908	$70,671

Table of Contents	F - 29	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Year Ended December 31, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$26,182	$(14,650)	$—	$448	$11,980
Midwest	34,130	(7,582)	—	—	26,548
Colorado	4,593	(5,124)	—	—	(531)
Corporate and other	(14,359)	(1,223)	(455)	(24)	(16,061)
Continuing operations	$50,546	$(28,579)	$(455)	$424	$21,936

	Year Ended December 31, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Loss on Impairment of Assets	Operating Income from Continuing Operations
Nevada	$28,609	$(14,729)	$—	$(3,125)	$(165)	$10,590
Midwest	37,041	(7,023)	—	(3,100)	—	26,918
Colorado	8,322	(5,058)	—	—	—	3,264
Corporate and other	(11,064)	(999)	(1,169)	1,459	—	(11,773)
Continuing operations	$62,908	$(27,809)	$(1,169)	$(4,766)	$(165)	$28,999

	Year Ended December 31, 2012
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Pre-Opening Expense	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$32,784	$(14,150)	$—	—	$—	$18,634
Midwest	40,820	(6,663)	—	—	78	34,235
Colorado	7,718	(2,042)	—	—	—	5,676
Corporate and other	(10,651)	(411)	(2,075)	(421)	707	(12,851)
Continuing operations	$70,671	$(23,266)	$(2,075)	(421)	$785	$45,694

Table of Contents	F - 30	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table presents total assets by reportable segment (in thousands):

	December 31, 2014	December 31, 2013
Total assets by reportable segment
Nevada	$226,897	$228,956
Midwest	209,897	213,671
Colorado	78,766	83,149
Reportable segment total assets	515,560	525,776
Corporate and other	98,618	112,168
Total assets	$614,178	$637,944

Total assets in the Corporate and other line consist primarily of cash at the corporate entity.

The following table presents capital expenditures by reportable segment (in thousands):

	Year Ended December 31,
	2014	2013	2012
Capital expenditures by reportable segment
Nevada	$7,542	$14,810	$12,952
Midwest	4,729	6,378	10,737
Colorado	2,909	9,650	1,565
Reportable segment capital expenditures	15,180	30,838	25,254
Corporate	1,162	1,003	2,857
Total capital expenditures	$16,342	$31,841	$28,111

NOTE 16. DISCONTINUED OPERATIONS

On September 7, 2012, we entered into an Asset Purchase Agreement (“Agreement”) with Truckee Gaming regarding the Truckee Disposition. The transaction closed on February 1, 2013. Truckee Gaming paid a base purchase price of $19.2 million less a $1.7 million credit for deferred maintenance capital plus an adjustment related to EBITDA through the closing date of the transaction of $1.4 million. Truckee Gaming received $2.9 million in cash as part of the assets transferred, which consisted of $2.5 million in cage cash and $0.4 million transferred as a purchase price adjustment. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Based on the preliminary working capital balances and purchase price adjustments, we received proceeds of $17.5 million from Truckee Gaming which we deposited into an account subject to a control agreement. During the quarter ended March 31, 2013, we recorded the final adjustments related to the purchase price, including final working capital adjustments, and recorded a gain, net of selling expense, of $21,000. Including the impairment losses we recognized in the second half of 2012 related to this transaction, we recognized an overall loss, net of selling expense, of $14.8 million on the Truckee Disposition. We have presented the operating results for the casinos subject to the Truckee Disposition in discontinued operations in the accompanying consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as held-for-sale for the year ended December 31, 2012.

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

For each of the properties we sold or that we have contracted to sell, we classified their results of operations as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Discontinued operations for the year ended December 31, 2013 reflect one month of operating results of the properties we sold in the Truckee Disposition, discontinued operations for the year ended December 31, 2012 reflect two months of operating results of the properties we sold to JETT and Golden Gaming plus the operating results of the properties we sold in the Truckee Disposition.

The following table summarizes operating results for discontinued operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenue	$—	$3,289	$82,145
Pretax income (loss) from discontinued operations	$—	$(369)	$(9,085)
Discontinued operations, net of tax	$—	$(236)	$(5,814)

Table of Contents	F - 32	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 17. SELECTED QUARTERLY FINANCIAL INFORMATION

UNAUDITED
(in thousands)

	March 31	June 30	September 30	December 31	Total
December 31, 2014
Net revenue	$96,570	$99,621	$99,462	$92,338	$387,991
Operating income	6,846	5,943	5,210	3,937	21,936
Income (loss) from continuing operations	47	(14,367)	(3,685)	(5,672)	(23,677)
December 31, 2013
Net revenue	$101,046	$100,312	$99,123	$90,007	$390,488
Operating income	10,941	9,074	5,653	3,331	28,999
Income (loss) from continuing operations	2,216	1,124	(1,206)	(3,125)	(991)

NOTE 18. CONDENSED CONSOLIDATED GUARANTOR DATA

All of our current and future domestic subsidiaries which guarantee the New Credit Facility also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis (see Note 8 for more information regarding our debt). All of the guarantees are joint and several, and all of the guarantor subsidiaries are wholly-owned by us.

We prepared and are presenting the condensed consolidating financial statements in this footnote using the same accounting policies which we used to prepare the financial information located elsewhere in our condensed consolidated financial statements and related footnotes. Although Affinity Gaming Finance Corp. (“AG Finance”) is a co-issuer of the 2018 Notes, we present our indebtedness as an obligation of Affinity Gaming, only. AG Finance reflects no activity during any period presented, and we did not have any non-guarantor subsidiaries during any period presented.

Table of Contents	F - 33	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Balance Sheet
December 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$88,737	$—	$46,438	$—	$135,175
Restricted cash	469	—	139	—	608
Accounts receivable, net	916	—	2,600	—	3,516
Income tax receivable	171	—	—	—	171
Prepaid expense	1,086	—	9,048	—	10,134
Inventory	—	—	2,666	—	2,666
Total current assets	91,379	—	60,891	—	152,270
Property and equipment, net	3,016	—	258,095	—	261,111
Intercompany receivables	—	—	82,764	(82,764)	—
Investment in subsidiaries	548,541	—	—	(548,541)	—
Other assets, net	4,223	—	1,515	—	5,738
Intangibles	—	—	126,543	—	126,543
Goodwill	—	—	68,516	—	68,516
Total assets	$647,159	$—	$598,324	$(631,305)	$614,178

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,737	$—	$11,165	$—	$12,902
Intercompany payables	82,764	—	—	(82,764)	—
Accrued interest	2,353	—	—	—	2,353
Accrued expense	1,152	—	21,358	—	22,510
Deferred income taxes	108		1,330	—	1,438
Other current liabilities	—	—	30	—	30
Total current liabilities	88,114	—	33,883	(82,764)	39,233
Long-term debt, less current portion	374,678	—	23	—	374,701
Other liabilities	1,207	—	501	—	1,708
Deferred income taxes	705	—	15,376	—	16,081
Total liabilities	464,704	—	49,783	(82,764)	431,723

Common stock	20	—	—	—	20
Other equity	182,435	—	548,541	(548,541)	182,435
Total owners’ equity	182,455	—	548,541	(548,541)	182,455
Total liabilities and owners’ equity	$647,159	$—	$598,324	$(631,305)	$614,178

Table of Contents	F - 34	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Balance Sheet
December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$98,296	$—	$42,561	$—	$140,857
Restricted cash	469	—	139	—	608
Accounts receivable, net	510	—	2,861	—	3,371
Income tax receivable	420	—	—	—	420
Prepaid expense	586	—	9,272	—	9,858
Inventory	—	—	2,977	—	2,977
Deferred income taxes	267	—	3,373	—	3,640
Total current assets	100,548	—	61,183	—	161,731
Property and equipment, net	3,395	—	268,334	—	271,729
Intercompany receivables	—	—	36,129	(36,129)	—
Investment in subsidiaries	523,859	—	—	(523,859)	—
Other assets, net	4,853	—	2,071	—	6,924
Intangibles	—	—	129,044	—	129,044
Goodwill	—	—	68,516	—	68,516
Total assets	$632,655	$—	$565,277	$(559,988)	$637,944

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,097	$—	$13,728	$—	$15,825
Intercompany payables	36,129	—	—	(36,129)	—
Accrued interest	2,468	—	—	—	2,468
Accrued expense	832	—	21,309	—	22,141
Current maturities of long-term debt	9,961	—	—	—	9,961
Other current liabilities	—	—	187	—	187
Total current liabilities	51,487	—	35,224	(36,129)	50,582
Long-term debt, less current portion	374,038	—	—	—	374,038
Other liabilities	2,459	—	773	—	3,232
Deferred income taxes	152	—	5,421	—	5,573
Total liabilities	428,136	—	41,418	(36,129)	433,425

Common stock	20	—	—	—	20
Other equity	204,499	—	523,859	(523,859)	204,499
Total owners’ equity	204,519	—	523,859	(523,859)	204,519
Total liabilities and owners’ equity	$632,655	$—	$565,277	$(559,988)	$637,944

Table of Contents	F - 35	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Statement of Operations
Year ended December 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$298,275	$—	$298,275
Food and beverage	—	—	49,029	—	49,029
Lodging	—	—	26,302	—	26,302
Fuel and retail	—	—	58,893	—	58,893
Other	—	—	14,482	—	14,482
Total revenue	—	—	446,981	—	446,981
Promotional allowances	—	—	(58,990)	—	(58,990)
Net revenue	—	—	387,991	—	387,991
EXPENSE
Casino	—	—	123,803	—	123,803
Food and beverage	—	—	48,137	—	48,137
Lodging	—	—	16,281	—	16,281
Fuel and retail	—	—	46,825	—	46,825
Other	—	—	7,921	—	7,921
General and administrative	—	—	80,119	—	80,119
Depreciation and amortization	1,223	—	27,356	—	28,579
Corporate	14,814	—	—	—	14,814
Write downs, reserves and recoveries	24	—	(448)	—	(424)
Total expense	16,061	—	349,994	—	366,055
Operating income (loss) from continuing operations	(16,061)	—	37,997	—	21,936
Other income (expense)
Interest expense, net	(29,827)	—	—	—	(29,827)
Intercompany interest income	29,996	—	—	(29,996)	—
Intercompany interest expense	—	—	(29,996)	29,996	—
Loss on extinguishment (or modification) of debt	(240)		—	—	(240)
Income from equity investments in subsidiaries	23,298	—	—	(23,298)	—
Total other expense, net	23,227	—	(29,996)	(23,298)	(30,067)
Income (loss) from continuing operations before income tax	7,166	—	8,001	(23,298)	(8,131)
Benefit from (provision for) income taxes	(30,843)	—	15,297	—	(15,546)
Net loss	$(23,677)	$—	$23,298	$(23,298)	$(23,677)

Table of Contents	F - 36	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Statement of Operations
Year ended December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$301,134	$—	$301,134
Food and beverage	—	—	45,494	—	45,494
Lodging	—	—	26,166	—	26,166
Fuel and retail	—	—	59,011	—	59,011
Other	—	—	13,775	—	13,775
Total revenue	—	—	445,580	—	445,580
Promotional allowances	—	—	(55,092)	—	(55,092)
Net revenue	—	—	390,488	—	390,488
EXPENSE
Casino	—	—	119,357	—	119,357
Food and beverage	—	—	45,375	—	45,375
Lodging	—	—	17,551	—	17,551
Fuel and retail	—	—	49,094	—	49,094
Other	—	—	7,704	—	7,704
General and administrative	—	—	77,435	—	77,435
Depreciation and amortization	999	—	26,810	—	27,809
Corporate	12,233	—	—	—	12,233
Write downs, reserves and recoveries	(1,459)		6,225	—	4,766
Loss on impairment of assets	—	—	165	—	165
Total expense	11,773	—	349,716	—	361,489
Operating income (loss) from continuing operations	(11,773)	—	40,772	—	28,999
Other income (expense)
Interest expense, net	(30,589)	—	—	161	(30,428)
Intercompany interest income	30,595	—	—	(30,595)	—
Intercompany interest expense	—	—	(30,595)	30,595	—
Loss on extinguishment (or modification) of debt	(81)	—	—	—	(81)
Income from equity investments in subsidiaries	6,604	—	—	(6,604)	—
Total other income (expense), net	6,529	—	(30,595)	(6,443)	(30,509)
Income from continuing operations before income tax	(5,244)	—	10,177	(6,443)	(1,510)
Benefit from (provision for) income taxes	4,017	—	(3,498)	—	519
Income from continuing operations	$(1,227)	$—	$6,679	$(6,443)	$(991)

Discontinued operations
Loss from discontinued operations before tax	—	—	(369)	—	(369)
Benefit for income taxes	—	—	133	—	133
Loss from discontinued operations	$—	$—	$(236)	$—	$(236)
Net income (loss)	$(1,227)	$—	$6,443	$(6,443)	$(1,227)

Table of Contents	F - 37	Financial Statement Index

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

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(74,174)	$—	$96,945	$22,771

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	365	365
Purchases of property and equipment	(973)	—	(16,268)	(17,241)
Net cash used in investing activities	$(973)	$—	$(15,903)	$(16,876)

Cash flows from financing activities:
Change in intercompany accounts	76,949	—	(76,949)	—
Payments on long-term debt	(8,501)	—	(216)	(8,717)
Loan origination fees	(2,860)	—	—	(2,860)
Net cash provided by (used in) financing activities	$65,588	$—	$(77,165)	$(11,577)

Net decrease in cash and cash equivalents	(9,559)	—	3,877	(5,682)

Cash and cash equivalents
Beginning of year	98,296	—	42,561	140,857
End of period	$88,737	$—	$46,438	$135,175

Table of Contents	F - 39	Financial Statement Index

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(30,366)	$—	$67,153	$36,787

Cash flows from investing activities:
Proceeds from sale to Truckee Gaming, LLC	17,447	—	—	17,447
Proceeds from sale of property and equipment	20	—	50	70
Purchases of property and equipment	(1,127)	—	(30,593)	(31,720)
Net cash provided by (used in) investing activities	$16,340	$—	$(30,543)	$(14,203)

Cash flows from financing activities:
Change in intercompany accounts	31,683	—	(31,683)	—
Payment on long-term debt	(11,568)	—	(176)	(11,744)
Proceeds from long term debt	4,314	—	—	4,314
Loan origination fees	(852)	—	—	(852)
Repurchases of vested share-based awards	(318)		—	(318)
Net cash provided by (used in) financing activities	$23,259	$—	$(31,859)	$(8,600)

Net increase (decrease) in cash and cash equivalents	9,233	—	4,751	13,984

Cash and cash equivalents
Beginning of year	89,063	—	37,810	126,873
End of period	$98,296	$—	$42,561	$140,857

Cash flows from discontinued operations:
Cash flows from operating activities	—	—	36	$36
Cash flows from investing activities	—	—	$(4,695)	(4,695)
Cash flows from discontinued operations	$—	$—	$(4,659)	$(4,659)

Table of Contents	F - 40	Financial Statement Index

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

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 19. SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred during the period from December 31, 2014 through the filing date. We did not identify any subsequent events the effects of which would require disclosure in our financial statement footnotes or adjustment to our financial position or results of operations.

Table of Contents	F - 42	Financial Statement Index