Form 10-Q
period 2015-03-31
Affinity Gaming
filed 2015-05-12
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
Commission File Number 000-54085

Affinity Gaming

Nevada	02-0815199
State of Incorporation	IRS Employer Identification Number
3755 Breakthrough Way, Suite 300
Las Vegas, Nevada 89135
(Address, including zip code, of principal executive offices)
702-341-2400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ¬

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ¬

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¬	Accelerated filer	¬
Non-accelerated filer	☑	Smaller reporting company	¬

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¬    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ¬

No established public trading market for our common stock currently exists. As of May 12, 2015, 20,315,586 of the registrant's shares of common stock were outstanding.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	the Z Capital proposal and the Special Committee of the Board of Directors;

•	our expectations regarding the effects of our promotional campaigns and marketing program on reducing costs and increasing game play:

•	estimated and projected costs, capital expenditures and expense savings;

•	the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; and

•	our continued viability, our operations and results of operations.

We base these and other forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements may adversely affect our operations and ability to compete;

•	our ability to generate cash to service our substantial indebtedness depends on many factors that we cannot control;

•	the impact of restrictions under, and results of noncompliance with, the terms of our credit agreement;

•	inherent construction project risks may hinder expansion and renovation projects;

•	rising gasoline prices;

•	intense competition;

•	extensive regulation from gaming and other government authorities;

•	changes to applicable gaming and tax laws;

•	severe weather conditions and other natural disasters that affect visitation to our casinos;

•	environmental contamination and remediation costs;

•	pending and potential litigation;

•	reductions in spending as a result of economic downturns and other factors;

•	changes in income tax, payroll tax and health care benefits laws;

•	additional gaming licenses being granted in or adjacent to jurisdictions where we operate;

Table of Contents	ii

•	breaches of our information systems resulting in loss or compromise of customer data;

•	changes in the smoking law; and

•
other factors as described in “Part I. Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015, as amended (“2014 Form 10-K”).

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

Table of Contents	iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$150,157	$135,175
Restricted cash	608	608
Accounts receivable, net of reserve of $128 and $159, respectively	3,363	3,516
Income tax receivable	76	171
Prepaid expense	9,332	10,134
Inventory	2,431	2,666
Total current assets	165,967	152,270
Property and equipment, net	255,592	261,111
Other assets, net	5,592	5,738
Intangibles, net	125,917	126,543
Goodwill	68,516	68,516
Total assets	$621,584	$614,178
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$11,355	$12,902
Accrued interest	6,854	2,353
Accrued expense	23,157	22,510
Deferred income taxes	1,733	1,438
Other current liabilities	30	30
Total current liabilities	43,129	39,233
Long-term debt	375,266	374,701
Other liabilities	1,760	1,708
Deferred income taxes	19,152	16,081
Total liabilities	439,307	431,723

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,315,586 and 20,300,464 shares issued and outstanding for 2015 and 2014, respectively	20	20
Additional paid-in-capital	207,401	207,339
Accumulated deficit	(25,144)	(24,904)
Total owners’ equity	182,277	182,455
Total liabilities and owners’ equity	$621,584	$614,178
See notes to consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended March 31,
	2015	2014
REVENUE
Casino	$75,497	$75,954
Food and beverage	11,961	12,518
Lodging	7,032	6,907
Fuel and retail	12,576	13,519
Other	2,895	3,689
Total revenue	109,961	112,587
Promotional allowances	(12,725)	(16,017)
Net revenue	97,236	96,570
EXPENSE
Casino	29,881	31,273
Food and beverage	11,827	11,861
Lodging	3,909	4,392
Fuel and retail	9,264	10,888
Other	1,530	2,155
General and administrative	18,828	19,129
Depreciation and amortization	7,163	7,066
Corporate	3,937	2,937
Write downs, reserves and recoveries	135	23
Total expense	86,474	89,724
Operating income	10,762	6,846
Other expense
Interest expense, net	(7,605)	(6,777)
Total other expense, net	(7,605)	(6,777)
Income before income tax	3,157	69
Provision for income taxes	(3,397)	(22)
Net income (loss)	$(240)	$47

See notes to consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Quarter Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(240)	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,163	7,066
Amortization of debt costs and discounts	720	247
Gain on sale of property and equipment	5	—
Share-based compensation	162	47
Deferred income taxes	3,366	23
Changes in operating assets and liabilities:
Accounts receivable	153	(230)
Prepaid expense	801	736
Inventory	235	553
Other assets	(1)	26
Accounts payable	562	(152)
Accrued interest	4,501	4,500
Accrued expense	647	658
Income tax payable/receivable	95	59
Other liabilities	(8)	(20)
Net cash provided by operating activities	18,161	13,560
Cash flows from investing activities:
Proceeds from sale of property and equipment	1	—
Purchases of property and equipment	(3,125)	(3,557)
Net cash used in investing activities	(3,124)	(3,557)
Cash flows from financing activities:
Payment on long-term debt	(8)	(548)
Repurchases of vested share-based awards	(47)	—
Net cash used in financing activities	(55)	(548)
Net increase in cash and cash equivalents	14,982	9,455
Cash and cash equivalents:
Beginning of period	135,175	140,857
End of period	$150,157	$150,312

Supplemental cash flow information:
Cash paid during the period for interest	$2,431	$2,076
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$316	$307
Acquisition of property and equipment under capital lease	—	82
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization and Business

Affinity Gaming (together with its subsidiaries, “Affinity” or “we”) is a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. We also provided consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas.  Under the terms of the consulting agreement, which terminated on April 1, 2015, Hotspur previously paid us a fixed annual fee in monthly installments. In addition to the monthly installments, we were entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceed the threshold EBITDA for that year.

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2015, with the audited Consolidated Balance Sheet amounts as of December 31, 2014 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of March 31, 2015, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2014 Form 10-K.

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

Excluding the above clarification regarding our income tax accounting policy, we have made no material changes to our significant accounting policies as reported in our 2014 Form 10-K.

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

In May 2014, the Financial Accounting Standards Board modified the Accounting Standards Codification by issuing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 stipulate that an entity should recognize revenue in an amount which reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers, and they provide a five-step process to assist entities with achieving that core principle. The ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. With regard to disclosures, ASU 2014-09 states that entities should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and it requires qualitative and quantitative disclosures concerning contracts with customers, significant judgments and changes therein, and assets recognized from the costs incurred to obtain or fulfill a contract. For us, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods therein, and they permit either retrospective application to all prior periods or retrospective application with the cumulative effect of application recognized on the initial application date. We are currently evaluating what effect(s), the ASU will have.

We have reviewed all other recently issued accounting pronouncements and, other than those we have disclosed above or in previous filings with the SEC, we do not believe any of such pronouncements will have a material effect on our operations.

NOTE 3. RESTRICTED CASH

Restricted cash balances at March 31, 2015 and at December 31, 2014 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation insurance policies.

Table of Contents	6	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2015	December 31, 2014
Building and improvements	7 - 40	$184,428	$183,457
Gaming equipment	3 - 10	66,568	64,826
Furniture, fixtures, and equipment	3 - 10	45,673	45,302
Leasehold improvements	7	196	196
Land	—	39,493	39,493
Barge	30	15,019	15,019
Construction-in-progress		1,689	3,815
Total property and equipment		353,066	352,108
Less accumulated depreciation		(97,474)	(90,997)
Total property and equipment, net		$255,592	$261,111

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We determine the fair value of the indefinite-lived intangible assets other than goodwill using the discounted cash flow method, a form of the income approach.  In determining the fair values, we make significant assumptions relating to variables based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecast earnings growth rate of each market, (2) risk-adjusted discount rate, and (3) expected growth rates in perpetuity to estimated terminal values.

The following table summarizes intangible assets by category (in thousands):

	March 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(7,082)	$5,082	$12,164	$(6,581)	$5,583
Trademarks	2,982	(2,024)	958	2,982	(1,899)	1,083
	$15,146	$(9,106)	$6,040	$15,146	$(8,480)	$6,666
Indefinite-lived intangible assets
Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
	$119,877		$119,877	$119,877		$119,877
Total intangible assets	$135,023		$125,917	$135,023		$126,543

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the changes in goodwill by reportable segment during the quarter ended March 31, 2015:

	Nevada	Midwest	Colorado	Total
Balance at December 31, 2014	$33,665	$14,622	$20,229	$68,516
Impairment of goodwill	—	—	—	—
Balance at March 31, 2015	$33,665	$14,622	$20,229	$68,516

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

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Capitalized debt issuance cost, net	$1,934	$2,081
Long-term deposits	3,173	3,172
Other assets	485	485
Total	$5,592	$5,738

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Progressive jackpot liabilities	$3,267	$3,271
Accrued payroll and related	7,368	6,712
Slot club point liability	3,377	3,353
Litigation reserve	3,100	3,100
Other accrued expense	6,045	6,074
Total	$23,157	$22,510

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	March 31, 2015	December 31, 2014
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized debt issuance cost, net	(2,798)	(2,986)
Unamortized discount	(1,075)	(1,148)
9% Senior Unsecured Notes due 2018, net	196,127	195,866
Term loan due 2017	182,745	182,745
Unamortized debt issuance cost, net	(3,621)	(3,933)
Term loan due 2017, net	179,124	178,812
Total debt, including current portion	375,251	374,678
Plus: long-term portion of capital leases	15	23
Total long-term debt	$375,266	$374,701

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

On December 13, 2013, we completed the first amendment to the Credit Agreement. The first amendment made several changes to the Credit Agreement (see Exhibit 10.46 to our 2013 Form 10-K), including changes to interest rates. With our completion of the second amendment, described below, the first amendment’s changes regarding interest rates were superseded.

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

Unamortized debt issuance cost, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $8.4 million at March 31, 2015, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt.

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

Under the Second Amended Credit Agreement, a change of control would occur in certain circumstances, including (i) when any person or group acquires 50% or more on a fully diluted basis of our voting equity interests, other than any person or group who, together with their respective affiliates, beneficially owned or controlled as of July 22, 2014 at least 20% or more on a fully diluted basis of our voting equity interests, or (ii) when there is a change in the majority of continuing directors, but excluding (x) the entry into or performance of the Settlement Agreement (as described in our Current Report on Form 8-K, filed on July 28, 2014), or (y) the formation of a “group” among all or some of the parties to the Settlement Agreement or their affiliates in connection with the performance of the Settlement Agreement or any other agreement in existence on July 14, 2014. A continuing director, as defined in the Second Amended Credit Agreement, is a director on the date of borrowing, a director nominated by a majority of directors which existed on the date of borrowing, and any directors appointed in accordance with the Settlement Agreement or by any Stockholder (as defined in the Settlement Agreement) party to the Settlement Agreement.  A change of control would constitute an event of default under the Second Amended Credit Agreement and permit the acceleration by the lenders of all outstanding borrowings thereunder.

The Second Amended Credit Agreement contains customary covenants including, but not limited to, a maximum total net leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Initial Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the Total Net Leverage Ratio is greater than 4.00 to 1.00, equal to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00.  At March 31, 2015, the First Lien Senior Secured Net Leverage Ratio was 2.40 to 1.00, and the Interest Expense Coverage Ratio was 2.10 to 1.00. As of March 31, 2015, we remained in compliance with all debt covenants.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

If we experience certain kinds of changes in control, the Issuers must make an offer to purchase the 2018 Notes at a price equal to 101% of the aggregate principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase. A change of control, as defined in the 2018 Notes Indenture (as amended on July 25, 2014), occurs when we become aware of (i) any person or group becoming the beneficial owner of more than 50% of the total voting power of our voting stock, or (ii) the sale or other disposition of all or substantially all of our assets, but excluding (i) the entry into or performance of the Settlement Agreement or (ii) the formation of a group among all or some of the parties to the Settlement Agreement or their affiliates in connection with the performance of the Settlement Agreement or any other agreement in existence as of July 24, 2014. In addition, the Issuers, under certain circumstances, must make an offer to repurchase 2018 Notes with the proceeds of certain asset sales that they do not use to purchase new assets or otherwise apply in accordance with the terms of the 2018 Notes Indenture.

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

We based the estimated fair value of the 2018 Notes and the New Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at March 31, 2015 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$196,127	$186,321
Term loan due 2017	179,124	177,781
Total	$375,251	$364,102

NOTE 9. INCOME TAXES

We evaluated our deferred tax assets to determine if any portion of those assets would not be realized in a future period. Based on our analysis of all available evidence, which included consideration of our consolidated pre-tax losses in the 2013 and 2012 fiscal years as well as other data, we concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, we recorded a valuation allowance of $13.6 million during the quarter ended June 30, 2014. We had not previously recorded a valuation allowance related to any of our net deferred tax assets. Establishing the valuation allowance caused our effective income tax rates for the quarter ended March 31, 2015 to vary significantly from the federal statutory rate and from our effective income tax rates for the same period in 2014. For the quarters ended March 31, 2015 and 2014, we recorded income tax provisions of $3.4 million and $22,000, respectively.

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

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock for the period ended March 31, 2015:

	Stock Options				Restricted Stock
	Outstanding		Non-Vested		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2014	177,497	$10.99	109,315	$3.31	70,061	$11.54
Granted	212,500	9.75	212,500	3.98	20,000	9.75
Vested	—	—	(18,382)	2.95	(39,821)	11.28
Forfeited	(18,383)	11.61	(18,383)	2.95	—	—
March 31, 2015	371,614	$10.25	285,050	$3.76	50,240	$11.04

As of March 31, 2015, awards representing 687,200 shares or potential shares of our common stock remained outstanding; therefore, awards representing 1,312,800 shares or potential shares of our common stock remained available for issuance under our Amended 2011 Long-Term Incentive Plan.

We account for stock option awards as liabilities. As of March 31, 2015, we have reported a $1.1 million share-based compensation liability in the Other liabilities line item.

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

Affinity carries insurance coverage of $5.0 million for liability resulting from network security events. As of March 31, 2015, we have incurred $1.2 million in expense, including deductibles, for the security breaches. We do not expect to incur additional material expenses that are not covered by insurance, However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although our investigation has concluded, we have not received all of the assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. Various states attorneys general also continue to investigate the incidents.

Litigation

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Hotel & Casino (“Lakeside”) in Osceola, Iowa, filed an action in Iowa state court against Affinity and Lakeside, seeking a declaratory judgment that the management contract between CCDC and Lakeside is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside, Affinity and the Iowa Racing & Gaming Commission (“IRGC”)  in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved the Predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent.  On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  On April 21, 2015, following discovery in the matter, the Court granted summary judgment in favor of the Company and against CCDC, entering judgment for the Company. CCDC has 30 days after entry of the judgment against it in which to file a notice of appeal.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Environmental Remediation

During the excavation phase at the site of our new travel center at Whiskey Pete’s Hotel & Casino in Primm, Nevada, in September 2011, we encountered several contaminated sites on the property which required soil remediation and groundwater testing. Much of the contamination resulted from underground fuel storage tanks related to a gas station operated more than 30 years ago, as well as from abandoned underground fuel lines. We also began testing at the direction of the Nevada Division of Environmental Protection (the “NDEP”) to determine the extent to which the contamination has affected the groundwater, and we have agreed to continue monitoring the groundwater for a period of at least three years.

For the three months ended March 31, 2015, we incurred approximately $0.1 million on remediation work at the Whiskey Pete’s site. From the beginning of construction through March 31, 2015, we have incurred a total of approximately $3.9 million on remediation work and received $1.6 million from our insurer. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million.

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

The following table reconciles the value of the asset retirement obligation for the periods presented.

	March 31, 2015	December 31, 2014
Balance at beginning of period	$501	$773
Adjustment due to re-estimate	—	(319)
Accretion expense	8	47
Balance at end of period	$509	$501

Table of Contents	14	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended March 31,
	2015	2014
Gross revenue
Nevada	$65,123	$67,888
Midwest	33,376	33,079
Colorado	11,462	11,620
Total gross revenue	109,961	112,587
Promotional allowances
Nevada	(8,788)	(10,819)
Midwest	(2,538)	(3,217)
Colorado	(1,399)	(1,981)
Total promotional allowances	(12,725)	(16,017)
Net revenue
Nevada	56,335	57,069
Midwest	30,838	29,862
Colorado	10,063	9,639
Total net revenue	$97,236	$96,570

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

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended March 31,
	2015	2014
Adjusted EBITDA
Nevada	$10,522	$7,356
Midwest	9,569	8,256
Colorado	1,906	1,260
Corporate and other	(3,775)	(2,890)
Total Adjusted EBITDA	$18,222	$13,982

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended March 31, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$10,522	$(3,688)	$—	$(77)	$6,757
Midwest	9,569	(1,895)	—	—	7,674
Colorado	1,906	(1,269)	—	(58)	579
Corporate and other	(3,775)	(311)	(162)	—	(4,248)
Total operations	$18,222	$(7,163)	$(162)	$(135)	$10,762

	Quarter Ended March 31, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$7,356	$(3,664)	$—	$(23)	$3,669
Midwest	8,256	(1,820)	—	—	6,436
Colorado	1,260	(1,290)	—	—	(30)
Corporate and other	(2,890)	(292)	(47)	—	(3,229)
Total operations	$13,982	$(7,066)	$(47)	$(23)	$6,846

The following table presents total assets by reportable segment (in thousands):

	March 31, 2015	December 31, 2014
Total assets by reportable segment
Nevada	$226,427	$226,897
Midwest	208,873	209,897
Colorado	78,971	78,766
Reportable segment total assets	514,271	515,560
Corporate and other	107,313	98,618
Total assets	$621,584	$614,178

Total assets in the Corporate and other line consist primarily of cash at the corporate entity.

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents capital expenditures by reportable segment (in thousands):

	Quarter Ended March 31,
	2015	2014
Capital expenditures by reportable segment
Nevada	$408	$33
Midwest	484	665
Colorado	80	149
Reportable segment capital expenditures	972	847
Corporate	120	22
Total capital expenditures	$1,092	$869

NOTE 13. CONDENSED CONSOLIDATED GUARANTOR DATA

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet
March 31, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$98,604	$—	$51,553	$—	$150,157
Restricted cash	469	—	139	—	608
Accounts receivable, net	461	—	2,902	—	3,363
Income tax receivable	76	—	—	—	76
Prepaid expense	927	—	8,405	—	9,332
Inventory	—	—	2,431	—	2,431
Deferred income taxes	—	—	—	—	—
Total current assets	100,537	—	65,430	—	165,967
Property and equipment, net	2,703	—	252,889	—	255,592
Intercompany receivables	—	—	85,782	(85,782)	—
Investment in subsidiaries	547,981	—	—	(547,981)	—
Other assets, net	4,074	—	1,518	—	5,592
Intangibles	—	—	125,917	—	125,917
Goodwill	—	—	68,516	—	68,516
Total assets	$655,295	$—	$600,052	$(633,763)	$621,584

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,163	$—	$9,192	$—	$11,355
Intercompany payables	85,782	—	—	(85,782)	—
Accrued interest	6,854	—	—	—	6,854
Accrued expense	857	—	22,300	—	23,157
Deferred income taxes	123		1,610	—	1,733
Other current liabilities	—	—	30	—	30
Total current liabilities	95,779	—	33,132	(85,782)	43,129
Long-term debt, less current portion	375,251	—	15	—	375,266
Other liabilities	1,250	—	510	—	1,760
Deferred income taxes	738	—	18,414	—	19,152
Total liabilities	473,018	—	52,071	(85,782)	439,307

Common stock	20	—	—	—	20
Other equity	182,257	—	547,981	(547,981)	182,257
Total owners’ equity	182,277	—	547,981	(547,981)	182,277
Total liabilities and owners’ equity	$655,295	$—	$600,052	$(633,763)	$621,584

Table of Contents	18	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$88,737	$—	$46,438	$—	$135,175
Restricted cash	469	—	139	—	608
Accounts receivable, net	916	—	2,600	—	3,516
Income tax receivable	171	—	—	—	171
Prepaid expense	1,086	—	9,048	—	10,134
Inventory	—	—	2,666	—	2,666
Total current assets	91,379	—	60,891	—	152,270
Property and equipment, net	3,016	—	258,095	—	261,111
Intercompany receivables	—	—	82,764	(82,764)	—
Investment in subsidiaries	548,541	—	—	(548,541)	—
Other assets, net	4,223	—	1,515	—	5,738
Intangibles	—	—	126,543	—	126,543
Goodwill	—	—	68,516	—	68,516
Total assets	$647,159	$—	$598,324	$(631,305)	$614,178

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,737	$—	$11,165	$—	$12,902
Intercompany payables	82,764	—	—	(82,764)	—
Accrued interest	2,353	—	—	—	2,353
Accrued expense	1,152	—	21,358	—	22,510
Deferred income taxes	108	—	1,330	—	1,438
Other current liabilities	—	—	30	—	30
Total current liabilities	88,114	—	33,883	(82,764)	39,233
Long-term debt, less current portion	374,678	—	23	—	374,701
Other liabilities	1,207	—	501	—	1,708
Deferred income taxes	705	—	15,376	—	16,081
Total liabilities	464,704	—	49,783	(82,764)	431,723

Common stock	20	—	—	—	20
Other equity	182,435	—	548,541	(548,541)	182,435
Total owners’ equity	182,455	—	548,541	(548,541)	182,455
Total liabilities and owners’ equity	$647,159	$—	$598,324	$(631,305)	$614,178

Table of Contents	19	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended March 31, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$75,497	$—	$75,497
Food and beverage	—	—	11,961	—	11,961
Lodging	—	—	7,032	—	7,032
Fuel and retail	—	—	12,576	—	12,576
Other	—	—	2,895	—	2,895
Total revenue	—	—	109,961	—	109,961
Promotional allowances	—	—	(12,725)	—	(12,725)
Net revenue	—	—	97,236	—	97,236
EXPENSE
Casino	—	—	29,881	—	29,881
Food and beverage	—	—	11,827	—	11,827
Lodging	—	—	3,909	—	3,909
Fuel and retail	—	—	9,264	—	9,264
Other	—	—	1,530	—	1,530
General and administrative	—	—	18,828	—	18,828
Depreciation and amortization	311	—	6,852	—	7,163
Corporate	3,937	—	—	—	3,937
Write downs, reserves and recoveries	—	—	135	—	135
Total expense	4,248	—	82,226	—	86,474
Operating income (loss)	(4,248)	—	15,010	—	10,762
Other income (expense)
Interest expense, net	(7,605)	—	—	—	(7,605)
Intercompany interest income	7,648	—	—	(7,648)	—
Intercompany interest expense	—	—	(7,648)	7,648	—
Income from equity investments in subsidiaries	(560)	—	—	560	—
Total other expense, net	(517)	—	(7,648)	560	(7,605)
Income (loss) before income tax	(4,765)	—	7,362	560	3,157
Benefit from (provision for) income taxes	4,525	—	(7,922)	—	(3,397)
Net income (loss)	$(240)	$—	$(560)	$560	$(240)

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended March 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$75,954	$—	$75,954
Food and beverage	—	—	12,518	—	12,518
Lodging	—	—	6,907	—	6,907
Fuel and retail	—	—	13,519	—	13,519
Other	—	—	3,689	—	3,689
Total revenue	—	—	112,587	—	112,587
Promotional allowances	—	—	(16,017)	—	(16,017)
Net revenue	—	—	96,570	—	96,570
EXPENSE
Casino	—	—	31,273	—	31,273
Food and beverage	—	—	11,861	—	11,861
Lodging	—	—	4,392	—	4,392
Fuel and retail	—	—	10,888	—	10,888
Other	—	—	2,155	—	2,155
General and administrative	—	—	19,129	—	19,129
Depreciation and amortization	292	—	6,774	—	7,066
Corporate	2,937	—	—	—	2,937
Write downs, reserves and recoveries	—	—	23	—	23
Total expense	3,229	—	86,495	—	89,724
Operating income (loss)	(3,229)	—	10,075	—	6,846
Other income (expense)
Interest expense, net	(6,777)	—	—	—	(6,777)
Intercompany interest income	6,820	—	—	(6,820)	—
Intercompany interest expense	—	—	(6,820)	6,820	—
Income from equity investments in subsidiaries	2,217	—	—	(2,217)	—
Total other income (expense), net	2,260	—	(6,820)	(2,217)	(6,777)
Income from operations before income tax	(969)	—	3,255	(2,217)	69
Benefit from (provision for) income taxes	1,016	—	(1,038)	—	(22)
Net income (loss)	$47	$—	$2,217	$(2,217)	$47

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(587)	$—	$18,748	$18,161

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	1	1
Purchases of property and equipment	(288)	—	(2,837)	(3,125)
Net cash used in investing activities	$(288)	$—	$(2,836)	$(3,124)

Cash flows from financing activities:
Change in intercompany accounts	10,789	—	(10,789)	—
Payments on long-term debt	—	—	(8)	(8)
Repurchases of vested share-based awards	(47)	—	—	(47)
Net cash provided by (used in) financing activities	$10,742	$—	$(10,797)	$(55)

Net increase in cash and cash equivalents	9,867	—	5,115	14,982

Cash and cash equivalents
Beginning of year	88,737	—	46,438	135,175
End of period	$98,604	$—	$51,553	$150,157

Table of Contents	22	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(5,256)	$—	$18,816	$13,560

Cash flows from investing activities:
Purchases of property and equipment	(20)	—	(3,537)	(3,557)
Net cash used in investing activities	$(20)	$—	$(3,537)	$(3,557)

Cash flows from financing activities:
Change in intercompany accounts	12,634	—	(12,634)	—
Payment on long-term debt	(487)	—	(61)	(548)
Net cash provided by (used in) financing activities	$12,147	$—	$(12,695)	$(548)

Net increase in cash and cash equivalents	6,871	—	2,584	9,455

Cash and cash equivalents
Beginning of year	98,296	—	42,561	140,857
End of period	$105,167	$—	$45,145	$150,312

Table of Contents	23	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. SUBSEQUENT EVENTS

On April 3, 2015 the Board of Directors received a non-binding proposal from Z Capital Partners, L.L.C. in which, among other things, Z Capital submitted a non-binding proposal to acquire all of the outstanding common shares of the Company that are not already owned by Z Capital at a purchase price of $9.75 per share in cash. The Board of Directors has established a Special Committee (the “Special Committee”) of independent directors authorized to, among other things, review the proposal as well as other strategic alternatives that may be available to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, Iowa and Colorado. Casino operations as of March 31, 2015 included the following wholly-owned casinos (by segment):

Nevada
Silver Sevens Hotel & Casino	Las Vegas, NV	(“Silver Sevens”)
Primm Valley Casino, Resort & Spa	Primm, NV	(“Primm Valley”)
Buffalo Bill’s Resort & Casino	Primm, NV	(“Buffalo Bill’s”)
Whiskey Pete’s Hotel & Casino	Primm, NV	(“Whiskey Pete’s”)
Rail City Casino	Sparks, NV	(“Rail City”)
(Collectively, Primm Valley, Buffalo Bill’s and Whiskey Pete’s are referred to as the “Primm Casinos”.)

Midwest
St Jo Frontier Casino	St. Joseph, MO	(“St Jo”)
Mark Twain Casino	La Grange, MO	(“Mark Twain”)
Lakeside Hotel & Casino	Osceola, IA	(“Lakeside”)

Colorado
Golden Mardi Gras Casino	Black Hawk, CO	(“Golden Mardi Gras”)
Golden Gulch Casino	Black Hawk, CO	(“Golden Gulch”)
Golden Gates Casino	Black Hawk, CO	(“Golden Gates”)
(Collectively, Golden Mardi Gras, Golden Gulch and Golden Gates are referred to as the “Black Hawk Casinos”.)

As of March 31, 2015, casino operations collectively offered approximately 288,000 square feet of gaming space with approximately 7,200 slot machines and 133 table games, while lodging operations offered approximately 3,100 hotel rooms.

We also provided consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas. Under the terms of the consulting agreement, which terminated on April 1, 2015, Hotspur previously paid us a fixed annual fee in monthly installments. In addition to the monthly installments, we were entitled to an incentive fee in any year in which EBITDA (as defined in the consulting agreement) equals or exceeds the threshold EBITDA for that year.

Table of Contents	24	Financial Statement Index

Seasonality

Our casinos in Northern Nevada, the Midwest and Colorado experience extreme weather conditions which occasionally interrupt our operations. Additionally, our casinos in Missouri are subject to flooding depending on the water levels of the Missouri and Mississippi Rivers. Snow and other adverse weather resulted in a significant number of days with lost or reduced business at our Midwest and Colorado properties during the winter of 2014-2015. If there is a prolonged disruption at any of our properties or if there are a disproportionate number of weekends affected by extreme weather, our results of operations and financial condition could be materially adversely affected.

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

On July 22, 2014, we completed the Second Amendment to the Credit Agreement. In addition to other changes, the Second Amendment increased the interest rate applicable to our Initial Term Loan, which as of September 30, 2014 was 1% more than that specified in the First Amendment and 0.25% less than prior to the First Amendment. The Second Amendment also adjusted the financial covenants by changing a maximum Total Net Leverage Ratio of 6.5x through June 30, 2014 (calculated using total leverage, net of $25 million cash) to a maximum First Lien Net Leverage Ratio of 3.75x through March 31, 2016 (calculated using outstanding first lien senior secured debt, net of $40 million cash) and by lowering the minimum required interest coverage ratio from 2.0x through December 31, 2014 and 2.15x thereafter to a constant minimum ratio of 1.5x.

Key Performance Indicators

We assess a variety of financial and operational performance indicators to manage our business, but the key performance indicators which we use include gross gaming revenue, promotional allowances and marketing expense, net revenue and controllable operating costs.

Key volume indicators such as slot machine win per unit per day, table game win per unit per day, and promotional allowances as a percentage of gross gaming revenue are analyzed in connection with our casino operations.  In addition to the volume indicators, we also analyze the number of patron trips and the amount of money spent per patron trip. The industry uses the term “average daily rate” (“ADR”) to define the average amount of hotel revenue per occupied room per day, and the term “occupancy percentage” to define the total percentage of rooms occupied (i.e., the number of rooms occupied divided by the total number of rooms available). We use ADR and occupancy percentage to analyze the performance of our hotel operations. Fuel and retail operations include revenue from gas stations and convenience stores which we own and operate.  Management measures the performance of fuel operations based on gallons sold and profit margin per gallon.

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

Adjusted EBITDA is a measure which does not conform to generally accepted accounting principles in the United States (“GAAP”). You should not consider this information as an alternative to any measure of performance as promulgated under GAAP, such as operating income and net income. Our calculation of Adjusted EBITDA may be different from the calculations used by other companies; therefore, comparability may be limited. We have included a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, which in our case is operating income from operations.

Table of Contents	25

RESULTS OF OPERATIONS

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended March 31,
	2015	2014	Percent Change
Gross revenue
Nevada	$65,123	$67,888	(4.1)%
Midwest	33,376	33,079	0.9%
Colorado	11,462	11,620	(1.4)%
Total gross revenue	109,961	112,587	(2.3)%
Promotional allowances
Nevada	(8,788)	(10,819)	(18.8)%
Midwest	(2,538)	(3,217)	(21.1)%
Colorado	(1,399)	(1,981)	(29.4)%
Total promotional allowances	(12,725)	(16,017)	(20.6)%
Net revenue
Nevada	56,335	57,069	(1.3)%
Midwest	30,838	29,862	3.3%
Colorado	10,063	9,639	4.4%
Total net revenue	$97,236	$96,570	0.7%

	Quarter Ended March 31,
	2015	2014	Percent Change
Adjusted EBITDA
Nevada	$10,522	$7,356	43.0%
Midwest	9,569	8,256	15.9%
Colorado	1,906	1,260	51.3%
Corporate and other	(3,775)	(2,890)	30.6%
Total Adjusted EBITDA	$18,222	$13,982	30.3%

Table of Contents	26

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended March 31, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$10,522	$(3,688)	$—	$(77)	$6,757
Midwest	9,569	(1,895)	—	—	7,674
Colorado	1,906	(1,269)	—	(58)	579
Corporate and other	(3,775)	(311)	(162)	—	(4,248)
Total operations	$18,222	$(7,163)	$(162)	$(135)	$10,762

	Quarter Ended March 31, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$7,356	$(3,664)	$—	$(23)	$3,669
Midwest	8,256	(1,820)	—	—	6,436
Colorado	1,260	(1,290)	—	—	(30)
Corporate and other	(2,890)	(292)	(47)	—	(3,229)
Total operations	$13,982	$(7,066)	$(47)	$(23)	$6,846

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

Overall. We recorded net revenue from operations of $97.2 million during the quarter ended March 31, 2015, compared to net revenue from operations of $96.6 million for the same quarter in the prior year, an increase of 0.7 million, or 0.7%. Adjusted EBITDA during the first quarter was $18.2 million compared to $14.0 million during the same quarter of 2014, an increase of $4.2 million, or 30.3%. Adjusted EBITDA, excluding corporate expense, increased $5.1 million, or 30.4%. These increases were primarily due to our efforts during the first quarter of 2015, to continue to analyze the effectiveness of our promotional campaigns and refine our marketing program, which has had the effect of reducing costs and increasing game play. While we can provide no assurances, we believe this trend will continue through 2015 for each of our segments.

Nevada. Nevada operations include Rail City, Silver Sevens and the Primm Casinos. In addition to casino, lodging and food and beverage operations, our results from the Primm Casinos include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for approximately 60% of our gross revenue from operations during the quarters ended March 31, 2015 and 2014, respectively.

In our Nevada segment, net revenue decreased $0.7 million, or 1.3%. Casino revenue decreased $0.8 million, or 2.2%, while lodging revenue increased $0.1 million, or 1.4%. Food and beverage revenue decreased $0.3 million, or 4.0%. Fuel and retail revenue decreased $0.9 million, or 6.9%, due to reduced fuel prices during the three months ended March 31, 2015.

Nevada Adjusted EBITDA increased $3.2 million, or 43.0%. The Adjusted EBITDA contribution from casino operations increased $2.8 million, or 23.8%, primarily as a result of an effort to reduce promotional campaigns and refine marketing programs in 2015 compared to 2014, along with an increase in the Adjusted EBITDA contribution from fuel and retail operations of $0.7 million, or 26.7%, and an increase in general and administrative expense of $0.2 million, or 2.0%.

Table of Contents	27

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside in Iowa. Midwest operations accounted for approximately 30% of our gross revenue from operations during the quarters ended March 31, 2015 and 2014, respectively.

Net revenue from our Midwest segment increased $1.0 million, or 3.3%. Adjusted EBITDA from our Midwest segment increased $1.3 million, or 15.9%. These increases primarily resulted from more focused marketing campaigns, which drove additional play on the gaming floor. We are encouraged by our Midwest properties’ performance during the first quarter, and we anticipate improved operating margins in the Midwest as we continue to analyze and refine our marketing campaigns.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for approximately 10% of our gross revenue from operations during both quarters presented.

Net revenue from our Colorado segment increased $0.4 million, or 4.4%. The increase in net revenue was primarily the result of more focused marketing campaigns and fewer snow days in 2015. Colorado Adjusted EBITDA increased $0.6 million, or 51.3%, driven primarily by a increase of $0.7 million, or 23.6%, in the Adjusted EBITDA contribution from casino operations.

Table of Contents	28

Revenue and Expense by Category

The following table presents detail of our consolidated gross revenue and expense by category (in thousands):

	Quarter Ended March 31,
	2015	2014	Percent Change
Total revenue
Casino	$75,497	$75,954	(0.6)%
Food and beverage	11,961	12,518	(4.4)%
Lodging	7,032	6,907	1.8%
Fuel and retail	12,576	13,519	(7.0)%
Other	2,895	3,689	(21.5)%
Total revenue	109,961	112,587	(2.3)%
Promotional allowances	(12,725)	(16,017)	(20.6)%
Net revenue	$97,236	$96,570	0.7%

Departmental cost and expense
Casino	$29,881	$31,273	(4.5)%
Food and beverage	11,827	11,861	(0.3)%
Lodging	3,909	4,392	(11.0)%
Fuel and retail	9,264	10,888	(14.9)%
Other	1,530	2,155	(29.0)%
General and administrative	18,828	19,129	(1.6)%
Depreciation and amortization	7,163	7,066	1.4%
Corporate	3,937	2,937	34.0%
Write downs, reserves and recoveries	135	23	487.0%
Departmental cost and expense	$86,474	$89,724	(3.6)%

Departmental Adjusted EBITDA Margins
Gaming	60.4%	58.8%
Food and beverage	1.1%	5.2%
Lodging	44.4%	36.4%
Fuel and retail	26.3%	19.5%
Other	47.2%	41.6%

Gross Revenue. Generally, the industry defines gaming revenue as gaming wins less gaming losses.  We derive the majority of our gaming revenue, which we report in the Casino line item, from slot machines. Casino revenue also includes table game revenue and bingo, keno and poker revenue, where offered. Our gross revenue also includes:

•	food and beverage revenue, which we earn from sales in restaurants and outlets we own and operate at our casinos and from room service sales;

•	lodging revenue, which we earn from rooms we provide to customers;

Table of Contents	29

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

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments, as well as share-based compensation. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million in management fees during each of the quarters ended March 31, 2015 and 2014.

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

Corporate expense, excluding share-based compensation, increased by $0.9 million, or 30.6%, primarily as a result of unusual expense we incurred as part of activities that we do not consider part of regular operations. During the first quarter, such activities included evaluating strategic initiatives and searching for a new Chief Financial Officer. The second amendment of the credit agreement allows us to add back such unusual expense to EBITDA, as defined in the credit agreement, when calculating our debt covenants. We incurred $0.8 million of unusual expense during the quarter ended March 31, 2015, compared to $0.3 million in the same period of the prior year. Excluding the unusual expense items and share-based compensation, we incurred $3.0 million and $2.6 million of corporate expense during each of the quarters ended March 31, 2015 and 2014.

Net interest expense attributable to operations increased $0.8 million, or 12.2%, as a result of costs associated with the recent second amendment to the New Credit Facility and the modification of the indenture governing the 2018 Notes.

The income tax provision for the quarter ended March 31, 2015 and 2014 was approximately $3.4 million, and $22,000, respectively.

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

Table of Contents	30

We incur and pay interest on the Initial Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  Unamortized loan fees, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $8.4 million at March 31, 2015, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt. As of March 31, 2015, we remained in compliance with all covenants specified in the Second Amended Credit Agreement.

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

                Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and of other equipment required to keep our facilities competitive. The Second Amended Credit Agreement potentially requires an annual principal prepayment based on excess cash flow (as defined in such agreement) calculated at the end of each calendar year.  For the three months ended March 31, 2015, we were not required to make an excess cash flow repayment. Based on our projections we do not believe that we will have to make any excess cash flow repayments for the year. The most significant components of our working capital are current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of March 31, 2015, was $150.2 million, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $18.2 million through March 31, 2015, compared to $13.6 million provided through March 31, 2014. The increase in cash provided by operating activities was driven by the increase in net income and payment timing related to the elements of working capital. Net income during the three months ended March 31, 2015 included income tax expense related to the deferred tax asset valuation allowance, which has no effect on cash flow.

Table of Contents	31

Cash Flows from Investing Activities

Investing activities used $3.1 million through March 31, 2015, compared to using $3.6 million through March 31, 2014.  Net cash used in investing activities is primarily comprised of capital expenditures, which were $3.1 million and $3.6 million during the three months ended March 31, 2015 and 2014, respectively.

Cash Flows from Financing Activities

Financing activities used $0.1 million and $0.5 million, respectively, during the three months ended March 31, 2015 and 2014, which primarily represented repayments of long-term debt.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 30, 2015 (“2014 Form 10-K”), and as clarified in Note 2 in relation to our accounting for income taxes.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of March 31, 2015 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the New Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  At March 31, 2015, the principal amount of the related borrowings under our New Credit Facility was $182.7 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.8 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $364.1 million as of March 31, 2015.

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

Table of Contents	32

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

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	33	Financial Statement Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our previously reported legal proceedings, refer to “Part I.  Item 3. — Legal Proceedings” in our 2014 Form 10-K, as updated in Note 11 to the accompanying unaudited condensed consolidated financial statements.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

Other than as described below, we have not identified any material changes to the risk factors described in our 2014 Form 10-K. Risks other than those described below or in our 2014 Form 10-K may materially adversely affect our business, financial condition or future results, including risks and uncertainties not currently known to us or those that we currently believe are immaterial.

There are risks and uncertainties as a result of Z Capital’s non-binding proposal to acquire the Company.

On April 3, 2015 the Board of Directors received a non-binding proposal from Z Capital Partners, L.L.C. in which, among other things, Z Capital Partners, L.L.C. and its affiliated funds (“Z Capital”) submitted a non-binding proposal to acquire all of the outstanding common shares of the Company that are not already owned by Z Capital at a purchase price of $9.75 per share in cash. The Board of Directors has established a Special Committee (the “Special Committee”) of independent directors authorized to, among other things, review the proposal as well as other strategic alternatives that may be available to the Company.

The Special Committee has not made any decisions with respect to the Company’s response to the proposal. There can be no assurance that Z Capital will make any definitive offer or that, even if such an offer is made, what the terms of such offer would be or whether any agreement on terms satisfactory to the Special Committee or the Board of Directors would result, or that any other transaction will be approved or completed. In addition, the Company expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with Z Capital’s proposal, and many of these fees and costs will be payable by the Company regardless of whether or not any potential transaction is consummated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Table of Contents	34

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1
Confidential Agreement to Amend Employment Agreements, dated February 17, 2015 between Affinity Gaming and Donna Lehmann (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated February 20, 2015).†

10.2
 Retention Agreement, dated February 17, 2015 between Affinity Gaming and Marc H. Rubinstein P.C. (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated February 20, 2015).†

10.3	Confidential Employment Agreement, effective as of March 19, 2015, between Affinity Gaming and Walter Bogumil.†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

†	Indicates a Management Contract or Compensation Plan or Arrangement.

Table of Contents	35	Financial Statement Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	May 12, 2015	By:	/s/ Michael Silberling
		Name:	Michael Silberling
		Title:	Chief Executive Officer

Dated:	May 12, 2015	By:	/s/ Walter Bogumil
		Name:	Walter Bogumil
		Title:	Senior Vice President, Chief Financial Officer and Treasurer