Form 10-Q
period 2015-06-30
Affinity Gaming
filed 2015-08-10
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of August 6, 2015, there were 20,379,687 shares of the registrant's common stock outstanding.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	the Z Capital proposals and the Special Committee of the Board of Directors;

•	our expectations regarding the effects of our promotional campaigns and marketing program on reducing costs and improving operating margins in the Midwest;

•	estimated and projected costs, capital expenditures and expense savings;

•	the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; and

•	our continued viability, our operations and results of operations.

We base these and other forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements, which may adversely affect our operations and ability to compete;

•	our ability to generate cash to service our substantial indebtedness, which depends on many factors that we cannot control;

•	the impact of restrictions under, and results of noncompliance with, the terms of our credit agreement;

•	inherent construction project risks, which may hinder expansion and renovation projects;

•	rising gasoline prices;

•	intense competition;

•	extensive regulation from gaming and other government authorities;

•	changes to applicable gaming and tax laws;

•	severe weather conditions and other natural disasters that affect visitation to our casinos;

•	environmental contamination and remediation costs;

•	pending and potential litigation;

•	reductions in spending as a result of economic downturns and other factors;

•	changes in income tax, payroll tax and health care benefits laws;

•	additional gaming licenses being granted in or adjacent to jurisdictions where we operate;

Table of Contents	ii

•	breaches of our information systems resulting in loss or compromise of customer data;

•	changes in the smoking law; and

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

Table of Contents	iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$152,863	$135,175
Restricted cash	608	608
Accounts receivable, net of reserve of $100 and $159, respectively	3,010	3,516
Income tax receivable	55	171
Prepaid expense	8,649	10,134
Inventory	2,741	2,666
Total current assets	167,926	152,270
Property and equipment, net	252,549	261,111
Other assets, net	5,340	5,738
Intangibles, net	125,292	126,543
Goodwill	68,516	68,516
Total assets	$619,623	$614,178
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$11,566	$12,902
Accrued interest	2,327	2,353
Accrued expense	21,999	22,510
Deferred income taxes	2,220	1,438
Other current liabilities	30	30
Total current liabilities	38,142	39,233
Long-term debt	375,846	374,701
Other liabilities	1,807	1,708
Deferred income taxes	20,300	16,081
Total liabilities	436,095	431,723

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,379,687 and 20,300,464 shares issued and outstanding for 2015 and 2014, respectively	20	20
Additional paid-in-capital	207,855	207,339
Accumulated deficit	(24,347)	(24,904)
Total owners’ equity	183,528	182,455
Total liabilities and owners’ equity	$619,623	$614,178
See notes to consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Casino	$76,014	$76,415	$151,511	$152,369
Food and beverage	12,082	12,777	24,043	25,295
Lodging	7,190	6,756	14,222	13,663
Fuel and retail	15,676	15,786	28,252	29,305
Other	3,268	3,780	6,163	7,469
Total revenue	114,230	115,514	224,191	228,101
Promotional allowances	(12,380)	(15,893)	(25,105)	(31,910)
Net revenue	101,850	99,621	199,086	196,191
EXPENSE
Casino	30,134	31,864	60,015	63,137
Food and beverage	11,800	12,305	23,627	24,166
Lodging	4,197	3,989	8,106	8,381
Fuel and retail	11,675	12,591	20,939	23,479
Other	1,838	1,981	3,368	4,136
General and administrative	19,762	20,254	38,590	39,383
Depreciation and amortization	7,205	7,109	14,368	14,175
Corporate	5,358	4,057	9,295	6,994
Write downs, reserves and recoveries	(204)	(472)	(69)	(449)
Total expense	91,765	93,678	178,239	183,402
Operating income	10,085	5,943	20,847	12,789
Other expense
Interest expense, net	(7,653)	(7,007)	(15,258)	(13,784)
Total other expense, net	(7,653)	(7,007)	(15,258)	(13,784)
Income (loss) before income tax	2,432	(1,064)	5,589	(995)
Provision for income taxes	(1,635)	(13,303)	(5,032)	(13,325)
Net income (loss)	$797	$(14,367)	$557	$(14,320)

See notes to consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$557	$(14,320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,368	14,175
Amortization of debt costs and discounts	1,459	790
Gain on sale of property and equipment	(1)	(2)
Share-based compensation	667	119
Deferred income taxes	5,001	13,325
Changes in operating assets and liabilities:
Accounts receivable, net	506	(266)
Prepaid expense	1,484	708
Inventory	(75)	212
Other assets	100	505
Accounts payable	836	(404)
Accrued interest	(26)	(146)
Accrued expense	(511)	(1,799)
Income tax receivable	116	59
Other liabilities	(20)	(78)
Net cash provided by operating activities	24,461	12,878
Cash flows from investing activities:
Restricted cash	—	(331)
Proceeds from sale of property and equipment	8	360
Purchases of property and equipment	(6,718)	(6,714)
Net cash used in investing activities	(6,710)	(6,685)
Cash flows from financing activities:
Payment on long-term debt	(16)	(8,703)
Repurchases of vested share-based awards	(47)	—
Net cash used in financing activities	(63)	(8,703)
Net increase (decrease) in cash and cash equivalents	17,688	(2,510)
Cash and cash equivalents:
Beginning of period	135,175	140,857
End of period	$152,863	$138,347

Supplemental cash flow information:
Cash paid during the period for interest	$13,916	$13,230
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$402	$270
Acquisition of property and equipment under capital lease	$—	$82
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization and Business

Affinity Gaming (together with its subsidiaries, “Affinity” or “we”) is a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. We also provided consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas until the termination of the related consulting agreement on April 1, 2015. Hotspur previously paid us a fixed annual fee in monthly installments.

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2015, with the audited Consolidated Balance Sheet amounts as of December 31, 2014 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of June 30, 2015, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2014 Form 10-K.

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

Table of Contents	5	Financial Statement Index

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, debt issuance costs will be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for the annual and interim periods beginning after December 15, 2015. Early application is permitted. This ASU will not have a material effect on our financial condition, results of operations, cash flows or the reporting thereof.

In August 2014, the FASB modified the Accounting Standards Codification by issuing ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 place responsibility on management to determine whether substantial doubt exists regarding the entity’s ability to continue as a going concern. The amendments state that for each annual and interim reporting period, management should evaluate whether conditions or events, considered in the aggregate, raise doubt about the entity’s ability to continue as a going concern for one year after the financial statements are issued. If management determines that substantial doubt exists regarding the entity’s ability to continue as a going concern, the amendments require disclosure of the conditions or events that led to such determination, management’s evaluation of the significance of such conditions or events, and management’s plans to mitigate such conditions or events, including whether the plans alleviated substantial doubt. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in ASU 2014-15 will not have a material effect on our financial condition, results of operations, cash flows or the reporting thereof.

In May 2014, the FASB modified the Accounting Standards Codification by issuing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 stipulate that an entity should recognize revenue in an amount which reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers, and they provide a five-step process to assist entities with achieving that core principle. The ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. With regard to disclosures, ASU 2014-09 states that entities should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and it requires qualitative and quantitative disclosures concerning contracts with customers, significant judgments and changes therein, and assets recognized from the costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09, have been deferred for one year and are effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, and they permit either retrospective application to all prior periods or retrospective application with the cumulative effect of application recognized on the initial application date. We are currently evaluating what effect(s), the ASU will have.

We have reviewed all other recently issued accounting pronouncements and, other than those we have disclosed above or in previous filings with the SEC, we do not believe any of such pronouncements will have a material effect on our operations.

Reclassifications

The unaudited condensed consolidated financial statements and related notes reflect certain reclassifications to prior year amounts in order to conform with current year presentation. The reclassifications have no effect on previously reported net income.

Table of Contents	6	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3. RESTRICTED CASH

Restricted cash balances at June 30, 2015 and at December 31, 2014 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation insurance policies.

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2015	December 31, 2014
Building and improvements	7 - 40	$184,630	$183,457
Gaming equipment	3 - 10	68,653	64,826
Furniture, fixtures, and equipment	3 - 10	46,113	45,302
Leasehold improvements	7	196	196
Land	—	39,493	39,493
Barge	30	15,019	15,019
Construction-in-progress		2,453	3,815
Total property and equipment		356,557	352,108
Less accumulated depreciation		(104,008)	(90,997)
Total property and equipment, net		$252,549	$261,111

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

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes intangible assets by category (in thousands):

	June 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(7,582)	$4,582	$12,164	$(6,581)	$5,583
Trademarks	2,982	(2,149)	833	2,982	(1,899)	1,083
	$15,146	$(9,731)	$5,415	$15,146	$(8,480)	$6,666
Indefinite-lived intangible assets
Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
	$119,877		$119,877	$119,877		$119,877
Total intangible assets	$135,023		$125,292	$135,023		$126,543

The following table summarizes the changes in goodwill by reportable segment during the six months ended June 30, 2015:

	Nevada	Midwest	Colorado	Total
Balance at December 31, 2014	$33,665	$14,622	$20,229	$68,516
Impairment of goodwill	—	—	—	—
Balance at June 30, 2015	$33,665	$14,622	$20,229	$68,516

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

NOTE 6. OTHER ASSETS, NET

Other assets, net consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Capitalized debt issuance cost, net	$1,783	$2,081
Long-term deposits	3,172	3,172
Other assets	385	485
Total	$5,340	$5,738

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Progressive jackpot liabilities	$3,109	$3,271
Accrued payroll and related	7,097	6,712
Slot club point liability	3,282	3,353
Litigation reserve	3,100	3,100
Other accrued expense	5,411	6,074
Total	$21,999	$22,510

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	June 30, 2015	December 31, 2014
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized debt issuance cost, net	(2,604)	(2,986)
Unamortized discount	(1,001)	(1,148)
9% Senior Unsecured Notes due 2018, net	196,395	195,866
Term loan due 2017	182,745	182,745
Unamortized debt issuance cost, net	(3,301)	(3,933)
Term loan due 2017, net	179,444	178,812
Total debt	375,839	374,678
Plus: capital leases	7	23
Total long-term debt	$375,846	$374,701

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

Unamortized debt issuance cost, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $7.7 million at June 30, 2015, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt.

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

The Second Amended Credit Agreement contains customary covenants including, but not limited to, a maximum total net leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Initial Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the Total Net Leverage Ratio is greater than 4.00 to 1.00, equal to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00. At June 30, 2015, the First Lien Senior Secured Net Leverage Ratio was 2.25 to 1.00, and the Interest Expense Coverage Ratio was 2.21 to 1.00. As of June 30, 2015, we remained in compliance with all debt covenants.

We issued the 2018 Notes pursuant to an indenture dated May 9, 2012 ("2018 Notes Indenture"). Under the 2018 Notes Indenture, we may choose to redeem some or all of the 2018 Notes at any time prior to May 15, 2015, upon providing notice to holders of the 2018 Notes, at a price equal to 100% of the principal amount of the 2018 Notes redeemed plus a “make-whole” premium as of the applicable redemption date, plus accrued interest.  Additionally, on and after May 15, 2015, the Issuers are entitled to redeem all or a portion of the 2018 Notes upon providing not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on May 15 of the years set forth in the table below.

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

We based the estimated fair value of the 2018 Notes and the New Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at June 30, 2015 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$196,395	$195,904
Term loan due 2017	179,444	177,201
Total	$375,839	$373,105

NOTE 9. INCOME TAXES

We evaluated our deferred tax assets to determine if any portion of those assets would not be realized in a future period. Based on our analysis of all available evidence, which included consideration of our consolidated pre-tax losses in the 2013 and 2012 fiscal years as well as other data, we concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, we recorded a valuation allowance of $13.6 million during the quarter ended June 30, 2014. We had not previously recorded a valuation allowance related to any of our net deferred tax assets. Establishing the valuation allowance caused our effective income tax rates for the quarter and the six months ended June 30, 2014 to vary significantly from the federal statutory rate and from our effective income tax rate for the same periods in 2015. As a result, our

Table of Contents	11	Financial Statement Index

provision for income taxes was $1.6 million and $13.3 million for the quarters ended June 30, 2015 and 2014, respectively, and was $5.0 million and $13.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

The following table summarizes the activity related to our outstanding stock options and non-vested restricted stock for the period ended June 30, 2015:

	Stock Options		Restricted Stock
	Outstanding		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2014	177,497	$10.99	70,061	$11.54
Granted	212,500	9.75	84,101	9.75
Vested	—	—	(71,872)	10.79
Forfeited	(18,383)	11.61	—	—
Expired	(41,009)	$10.36	—	$—
June 30, 2015	330,605	$10.24	82,290	$10.54

As of June 30, 2015, awards representing 720,050 shares or potential shares of our common stock remained outstanding; therefore, awards representing 1,279,950 shares or potential shares of our common stock remained available for issuance under our Amended 2011 Long-Term Incentive Plan.

We account for stock option awards as liabilities. As of June 30, 2015, we have reported a $1.1 million share-based compensation liability in the Other liabilities line item.

Table of Contents	12	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11. COMMITMENTS AND CONTINGENCIES

Data Security Event

In late October 2013, Affinity was contacted by law enforcement regarding fraudulent credit and debit card charges which may have been linked to a data security breach in Affinity’s information technology system. We immediately initiated a thorough investigation, supported by an independent professional forensic investigation firm, to determine the nature and scope of the compromise. In December 2013, we issued a press release advising that our payment processing system had become infected by malware, which resulted in a compromise of credit card and debit card information belonging to individuals who used their cards at restaurants, hotels and gift shops at our facilities between March 14, 2013 and October 16, 2013. As of November 14, 2013, our forensics expert advised us that our credit card processing systems were free of functioning malware. We encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure. In April 2014, we again learned that an unauthorized intrusion and installation of malware compromising the credit card processing environment had occurred. We then hired a different professional forensics investigation firm to conduct a thorough investigation of the more recently discovered event, and the security of our information technology environment as it relates to both incidents. As a result of that investigation, we have reason to believe credit card and debit card information from individuals who used their cards at restaurants, hotels and gift shops at our properties between December 7, 2013 and April 28, 2014, may have been compromised. In May 2014, we issued another press release and encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure.

Affinity carries insurance coverage of $5.0 million for liability resulting from network security events. As of June 30, 2015, we have incurred $1.2 million in expense, including deductibles, for the security breaches. We do not expect to incur additional material expenses that are not covered by insurance, However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although our investigation has concluded, we have not received all of the monetary assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. We intend to pursue a claim against the firm that conducted the initial forensic investigation for recovery of the costs and assessments we incurred as a result of the April 2014 incident. A few states attorneys general also continue to investigate the two incidents.

Litigation

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Hotel & Casino (“Lakeside”) in Osceola, Iowa, filed an action in Iowa state court against Affinity and Lakeside, seeking a declaratory judgment that the management contract between CCDC and Lakeside is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside, Affinity and the Iowa Racing & Gaming Commission (“IRGC”) in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved the Predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent.  On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit, since removed to federal court in Iowa, in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  On April 21, 2015, following discovery in the matter, the Court granted summary judgment in favor of the Company and against CCDC, entering judgment for the Company. CCDC has appealed the grant of summary judgment to the 8th Circuit U.S. Court of Appeals.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

In November 2013, Chartwell Advisory Group, Ltd. (“Chartwell”), a professional services firm that facilitated filing refund requests with the Nevada Tax Commission for sales and use tax paid by certain casinos on the cost of complimentary meals for periods beginning in 2004, filed a lawsuit against numerous Nevada casino operators, including one of our subsidiaries, alleging that it is owed a percentage of the tax casinos did not have to pay as a result of a 2012 state tax regulation and related settlement agreement. Our subsidiary had entered into an agreement with this firm prior to the bankruptcy whereby Chartwell would receive a percentage of any refund we received from the state of sales tax previously paid by our subsidiary. Although Chartwell asserts that we owe them approximately $0.3 million, we do not believe any amounts are due to Chartwell and accordingly, we have not recorded an accrual. Discovery in the case has just begun.

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

For the six months ended June 30, 2015, we incurred approximately $0.1 million on remediation work at the Whiskey Pete’s site. From the beginning of construction through June 30, 2015, we have incurred a total of approximately $3.9 million on remediation work and received $1.9 million from our insurer. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million.

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

Table of Contents	14	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table reconciles the value of the asset retirement obligation for the periods presented.

	June 30, 2015	December 31, 2014
Balance at beginning of period	$501	$773
Adjustment due to re-estimate	—	(319)
Accretion expense	17	47
Balance at end of period	$518	$501

NOTE 12. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross revenue
Nevada	$68,779	$68,703	$133,902	$136,591
Midwest	34,634	34,704	68,010	67,783
Colorado	10,817	12,107	22,279	23,727
Total gross revenue	114,230	115,514	224,191	228,101
Promotional allowances
Nevada	(8,378)	(10,258)	(17,166)	(21,077)
Midwest	(2,629)	(3,462)	(5,167)	(6,679)
Colorado	(1,373)	(2,173)	(2,772)	(4,154)
Total promotional allowances	(12,380)	(15,893)	(25,105)	(31,910)
Net revenue
Nevada	60,401	58,445	116,736	115,514
Midwest	32,005	31,242	62,843	61,104
Colorado	9,444	9,934	19,507	19,573
Total net revenue	$101,850	$99,621	$199,086	$196,191

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

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA
Nevada	$10,915	$6,583	$21,437	$13,939
Midwest	10,560	8,900	20,129	17,156
Colorado	969	1,154	2,875	2,414
Corporate and other	(4,853)	(3,985)	(8,628)	(6,875)
Total Adjusted EBITDA	$17,591	$12,652	$35,813	$26,634

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended June 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$10,915	$(3,698)	$—	$197	$7,414
Midwest	10,560	(1,898)	—	—	8,662
Colorado	969	(1,297)	—	—	(328)
Corporate and other	(4,853)	(312)	(505)	7	(5,663)
Total operations	$17,591	$(7,205)	$(505)	$204	$10,085

	Quarter Ended June 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$6,583	$(3,644)	$—	$472	$3,411
Midwest	8,900	(1,888)	—	—	7,012
Colorado	1,154	(1,279)	—	—	(125)
Corporate and other	(3,985)	(298)	(72)	—	(4,355)
Total operations	$12,652	$(7,109)	$(72)	$472	$5,943

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$21,437	$(7,386)	$—	$120	$14,171
Midwest	20,129	(3,793)	—	—	16,336
Colorado	2,875	(2,566)	—	(58)	251
Corporate and other	(8,628)	(623)	(667)	7	(9,911)
Total operations	$35,813	$(14,368)	$(667)	$69	$20,847

	Six Months Ended June 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$13,939	$(7,308)	$—	$449	$7,080
Midwest	17,156	(3,708)	—	—	13,448
Colorado	2,414	(2,569)	—	—	(155)
Corporate and other	(6,875)	(590)	(119)	—	(7,584)
Total operations	$26,634	$(14,175)	$(119)	$449	$12,789

The following table presents total assets by reportable segment (in thousands):

	June 30, 2015	December 31, 2014
Total assets by reportable segment
Nevada	$225,145	$226,897
Midwest	207,573	209,897
Colorado	77,751	78,766
Reportable segment total assets	510,469	515,560
Corporate and other	109,154	98,618
Total assets	$619,623	$614,178

Total assets in the Corporate and other line consist primarily of cash at the corporate entity.

Table of Contents	17	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents additions to property and equipment by reportable segment (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Additions to property and equipment by reportable segment
Nevada	$1,090	$1,200	$1,498	$1,233
Midwest	1,140	891	1,624	1,556
Colorado	1,004	487	1,084	636
Reportable segment additions	3,234	2,578	4,206	3,425
Corporate	326	258	446	280
Total additions to property and equipment	$3,560	$2,836	$4,652	$3,705

The following table presents cash paid for capital expenditures by reportable segment (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash paid for capital expenditures by reportable segment
Nevada	$854	$1,370	$2,999	$3,363
Midwest	1,385	1,077	1,829	2,351
Colorado	1,043	460	1,291	730
Reportable segment capital expenditures	3,282	2,907	6,119	6,444
Corporate	311	250	599	270
Total cash paid for capital expenditures	$3,593	$3,157	$6,718	$6,714

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

We prepared and are presenting the condensed consolidating financial statements in this footnote using the same accounting policies which we used to prepare the financial information located elsewhere in our unaudited condensed consolidated interim financial statements and related footnotes. Although Affinity Gaming Finance Corp. (“AG Finance”) is a co-issuer of the 2018 Notes, we present our indebtedness as an obligation of Affinity Gaming only. AG Finance reflects no activity during any period presented, and we did not have any non-guarantor subsidiaries during any period presented.

Table of Contents	18	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet
June 30, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$101,247	$—	$51,616	$—	$152,863
Restricted cash	469	—	139	—	608
Accounts receivable, net	224	—	2,786	—	3,010
Income tax receivable	55	—	—	—	55
Prepaid expense	693	—	7,956	—	8,649
Inventory	—	—	2,741	—	2,741
Total current assets	102,688	—	65,238	—	167,926
Property and equipment, net	2,543	—	250,006	—	252,549
Intercompany receivables	—	—	92,377	(92,377)	—
Investment in subsidiaries	550,077	—	—	(550,077)	—
Other assets, net	3,924	—	1,416	—	5,340
Intangibles	—	—	125,292	—	125,292
Goodwill	—	—	68,516	—	68,516
Total assets	$659,232	$—	$602,845	$(642,454)	$619,623

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,699	$—	$9,867	$—	$11,566
Intercompany payables	92,377	—	—	(92,377)	—
Accrued interest	2,327	—	—	—	2,327
Accrued expense	1,209	—	20,790	—	21,999
Deferred income taxes	112		2,108	—	2,220
Other current liabilities	—	—	30	—	30
Total current liabilities	97,724	—	32,795	(92,377)	38,142
Long-term debt	375,839	—	7	—	375,846
Other liabilities	1,289	—	518	—	1,807
Deferred income taxes	852	—	19,448	—	20,300
Total liabilities	475,704	—	52,768	(92,377)	436,095

Common stock	20	—	—	—	20
Other equity	183,508	—	550,077	(550,077)	183,508
Total owners’ equity	183,528	—	550,077	(550,077)	183,528
Total liabilities and owners’ equity	$659,232	$—	$602,845	$(642,454)	$619,623

Table of Contents	19	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$88,737	$—	$46,438	$—	$135,175
Restricted cash	469	—	139	—	608
Accounts receivable, net	916	—	2,600	—	3,516
Income tax receivable	171	—	—	—	171
Prepaid expense	1,086	—	9,048	—	10,134
Inventory	—	—	2,666	—	2,666
Total current assets	91,379	—	60,891	—	152,270
Property and equipment, net	3,016	—	258,095	—	261,111
Intercompany receivables	—	—	82,764	(82,764)	—
Investment in subsidiaries	548,541	—	—	(548,541)	—
Other assets, net	4,223	—	1,515	—	5,738
Intangibles	—	—	126,543	—	126,543
Goodwill	—	—	68,516	—	68,516
Total assets	$647,159	$—	$598,324	$(631,305)	$614,178

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,737	$—	$11,165	$—	$12,902
Intercompany payables	82,764	—	—	(82,764)	—
Accrued interest	2,353	—	—	—	2,353
Accrued expense	1,152	—	21,358	—	22,510
Deferred income taxes	108	—	1,330	—	1,438
Other current liabilities	—	—	30	—	30
Total current liabilities	88,114	—	33,883	(82,764)	39,233
Long-term debt	374,678	—	23	—	374,701
Other liabilities	1,207	—	501	—	1,708
Deferred income taxes	705	—	15,376	—	16,081
Total liabilities	464,704	—	49,783	(82,764)	431,723

Common stock	20	—	—	—	20
Other equity	182,435	—	548,541	(548,541)	182,435
Total owners’ equity	182,455	—	548,541	(548,541)	182,455
Total liabilities and owners’ equity	$647,159	$—	$598,324	$(631,305)	$614,178

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended June 30, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$76,014	$—	$76,014
Food and beverage	—	—	12,082	—	12,082
Lodging	—	—	7,190	—	7,190
Fuel and retail	—	—	15,676	—	15,676
Other	—	—	3,268	—	3,268
Total revenue	—	—	114,230	—	114,230
Promotional allowances	—	—	(12,380)	—	(12,380)
Net revenue	—	—	101,850	—	101,850
EXPENSE
Casino	—	—	30,134	—	30,134
Food and beverage	—	—	11,800	—	11,800
Lodging	—	—	4,197	—	4,197
Fuel and retail	—	—	11,675	—	11,675
Other	—	—	1,838	—	1,838
General and administrative	—	—	19,762	—	19,762
Depreciation and amortization	312	—	6,893	—	7,205
Corporate	5,358	—	—	—	5,358
Write downs, reserves and recoveries	(7)	—	(197)	—	(204)
Total expense	5,663	—	86,102	—	91,765
Operating income (loss)	(5,663)	—	15,748	—	10,085
Other income (expense)
Interest expense, net	(7,653)	—	—	—	(7,653)
Intercompany interest income	7,693	—	—	(7,693)	—
Intercompany interest expense	—	—	(7,693)	7,693	—
Income from equity investments in subsidiaries	2,096	—	—	(2,096)	—
Total other expense, net	2,136	—	(7,693)	(2,096)	(7,653)
Income (loss) before income tax	(3,527)	—	8,055	(2,096)	2,432
Benefit from (provision for) income taxes	4,324	—	(5,959)	—	(1,635)
Net income (loss)	$797	$—	$2,096	$(2,096)	$797

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended June 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$76,415	$—	$76,415
Food and beverage	—	—	12,777	—	12,777
Lodging	—	—	6,756	—	6,756
Fuel and retail	—	—	15,786	—	15,786
Other	—	—	3,780	—	3,780
Total revenue	—	—	115,514	—	115,514
Promotional allowances	—	—	(15,893)	—	(15,893)
Net revenue	—	—	99,621	—	99,621
EXPENSE
Casino	—	—	31,864	—	31,864
Food and beverage	—	—	12,305	—	12,305
Lodging	—	—	3,989	—	3,989
Fuel and retail	—	—	12,591	—	12,591
Other	—	—	1,981	—	1,981
General and administrative	—	—	20,254	—	20,254
Depreciation and amortization	298	—	6,811	—	7,109
Corporate	4,057	—	—	—	4,057
Write downs, reserves and recoveries	—	—	(472)	—	(472)
Total expense	4,355	—	89,323	—	93,678
Operating income (loss)	(4,355)	—	10,298	—	5,943
Other income (expense)
Interest expense, net	(7,007)	—	—	—	(7,007)
Intercompany interest income	7,048	—	—	(7,048)	—
Intercompany interest expense	—	—	(7,048)	7,048	—
Income from equity investments in subsidiaries	91,402	—	—	(91,402)	—
Total other income (expense), net	91,443	—	(7,048)	(91,402)	(7,007)
Income (loss) before income tax	87,088	—	3,250	(91,402)	(1,064)
Benefit from (provision for) income taxes	(101,455)	—	88,152	—	(13,303)
Net income (loss)	$(14,367)	$—	$91,402	$(91,402)	$(14,367)

Table of Contents	22	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries Unaudited Condensed Consolidating Statement of Operations Six Months Ended June 30, 2015 (000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$151,511	$—	$151,511
Food and beverage	—	—	24,043	—	24,043
Lodging	—	—	14,222	—	14,222
Fuel and retail	—	—	28,252	—	28,252
Other	—	—	6,163	—	6,163
Total revenue	—	—	224,191	—	224,191
Promotional allowances	—	—	(25,105)	—	(25,105)
Net revenue	—	—	199,086	—	199,086
EXPENSE
Casino	—	—	60,015	—	60,015
Food and beverage	—	—	23,627	—	23,627
Lodging	—	—	8,106	—	8,106
Fuel and retail	—	—	20,939	—	20,939
Other	—	—	3,368	—	3,368
General and administrative	—	—	38,590	—	38,590
Depreciation and amortization	623	—	13,745	—	14,368
Corporate	9,295	—	—	—	9,295
Write downs, reserves and recoveries	(7)	—	(62)	—	(69)
Total expense	9,911	—	168,328	—	178,239
Operating income (loss)	(9,911)	—	30,758	—	20,847
Other income (expense)
Interest expense, net	(15,258)	—	—	—	(15,258)
Intercompany interest income	15,341	—	—	(15,341)	—
Intercompany interest expense	—	—	(15,341)	15,341	—
Income from equity investments in subsidiaries	1,536	—	—	(1,536)	—
Total other income (expense), net	1,619	—	(15,341)	(1,536)	(15,258)
Income (loss) before income tax	(8,292)	—	15,417	(1,536)	5,589
Benefit from (provision for) income taxes	8,849	—	(13,881)	—	(5,032)
Net income (loss)	$557	$—	$1,536	$(1,536)	$557

Table of Contents	23	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries Unaudited Condensed Consolidating Statement of Operations Six Months Ended June 30, 2014 (000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$152,369	$—	$152,369
Food and beverage	—	—	25,295	—	25,295
Lodging	—	—	13,663	—	13,663
Fuel and retail	—	—	29,305	—	29,305
Other	—	—	7,469	—	7,469
Total revenue	—	—	228,101	—	228,101
Promotional allowances	—	—	(31,910)	—	(31,910)
Net revenue	—	—	196,191	—	196,191
EXPENSE
Casino	—	—	63,137	—	63,137
Food and beverage	—	—	24,166	—	24,166
Lodging	—	—	8,381	—	8,381
Fuel and retail	—	—	23,479	—	23,479
Other	—	—	4,136	—	4,136
General and administrative	—	—	39,383	—	39,383
Depreciation and amortization	590	—	13,585	—	14,175
Corporate	6,994	—	—	—	6,994
Write downs, reserves and recoveries	—	—	(449)	—	(449)
Total expense	7,584	—	175,818	—	183,402
Operating income (loss)	(7,584)	—	20,373	—	12,789
Other income (expense)
Interest expense, net	(13,784)	—	—	—	(13,784)
Intercompany interest income	13,868	—	—	(13,868)	—
Intercompany interest expense	—	—	(13,868)	13,868	—
Income from equity investments in subsidiaries	93,619	—	—	(93,619)	—
Total other income (expense), net	93,703	—	(13,868)	(93,619)	(13,784)
Income (loss) before income tax	86,119	—	6,505	(93,619)	(995)
Benefit from (provision for) income taxes	(100,439)	—	87,114	—	(13,325)
Net income (loss)	$(14,320)	$—	$93,619	$(93,619)	$(14,320)

Table of Contents	24	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(12,095)	$—	$36,556	$24,461

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	—	5	8
Purchases of property and equipment	(599)	—	(6,119)	(6,718)
Net cash used in investing activities	$(596)	$—	$(6,114)	$(6,710)

Cash flows from financing activities:
Change in intercompany accounts	25,248	—	(25,248)	—
Payments on long-term debt	—	—	(16)	(16)
Repurchases of vested share-based awards	(47)	—	—	(47)
Net cash provided by (used in) financing activities	$25,201	$—	$(25,264)	$(63)

Net increase in cash and cash equivalents	12,510	—	5,178	17,688

Cash and cash equivalents
Beginning of year	88,737	—	46,438	135,175
End of period	$101,247	$—	$51,616	$152,863

Table of Contents	25	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(121,891)	$—	$134,769	$12,878

Cash flows from investing activities:
Restricted cash	(331)	—	—	(331)
Proceeds from sale of property and equipment	—	—	360	360
Purchases of property and equipment	(270)	—	(6,444)	(6,714)
Net cash used in investing activities	$(601)	$—	$(6,084)	$(6,685)

Cash flows from financing activities:
Change in intercompany accounts	128,633	—	(128,633)	—
Payment on long-term debt	(8,501)	—	(202)	(8,703)
Net cash provided by (used in) financing activities	$120,132	$—	$(128,835)	$(8,703)

Net decrease in cash and cash equivalents	(2,360)	—	(150)	(2,510)

Cash and cash equivalents
Beginning of year	98,296	—	42,561	140,857
End of period	$95,936	$—	$42,411	$138,347

Table of Contents	26	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. SUBSEQUENT EVENTS

On April 3, 2015 the Board of Directors received a letter from Z Capital Partners, L.L.C. (“Z Capital”) in which, among other things, Z Capital offered to acquire all of the outstanding common shares of the Company that are not already owned by Z Capital at a purchase price of $9.75 per share in cash (the “$9.75 Proposal”). In response, the Board of Directors established a Special Committee (the “Special Committee”) of independent directors authorized to, among other things, review the $9.75 Proposal as well as other strategic alternatives that may be available to the Company. On May 19, 2015, the Special Committee delivered a letter to Z Capital indicating that the Special Committee believed that the $9.75 Proposal significantly undervalued the Company and was not in the best interests of the Company or its shareholders. Later that day, the Special Committee received a letter from Z Capital indicating that by its terms, the $9.75 Proposal had expired. On June 29, 2015, the Special Committee received a letter from Z Capital in which, among other things, Z Capital submitted a second non-binding proposal to acquire all of the outstanding common shares of the Company that are not already owned by Z Capital at a purchase price of $11.50 per share in cash (the “$11.50 Proposal”). On July 10, 2015, the Special Committee received a letter from Z Capital indicating that by its terms, the $11.50 Proposal had expired.

Table of Contents	27	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, Iowa and Colorado. Casino operations as of June 30, 2015 included the following wholly-owned casinos (by segment):

Nevada
Silver Sevens Hotel & Casino	Las Vegas, NV	(“Silver Sevens”)
Primm Valley Resort & Casino	Primm, NV	(“Primm Valley”)
Buffalo Bill’s Resort & Casino	Primm, NV	(“Buffalo Bill’s”)
Whiskey Pete’s Hotel & Casino	Primm, NV	(“Whiskey Pete’s”)
Rail City Casino	Sparks, NV	(“Rail City”)
(Collectively, Primm Valley, Buffalo Bill’s and Whiskey Pete’s are referred to as the “Primm Casinos.”)

Midwest
St Jo Frontier Casino	St. Joseph, MO	(“St Jo”)
Mark Twain Casino	La Grange, MO	(“Mark Twain”)
Lakeside Hotel & Casino	Osceola, IA	(“Lakeside”)

Colorado
Golden Mardi Gras Casino	Black Hawk, CO	(“Golden Mardi Gras”)
Golden Gulch Casino	Black Hawk, CO	(“Golden Gulch”)
Golden Gates Casino	Black Hawk, CO	(“Golden Gates”)
(Collectively, Golden Mardi Gras, Golden Gulch and Golden Gates are referred to as the “Black Hawk Casinos.”)

As of June 30, 2015, casino operations collectively offered approximately 288,000 square feet of gaming space with approximately 7,100 slot machines and 131 table games, while lodging operations offered approximately 3,100 hotel rooms.

Prior to April 1, 2015 we also provided consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas. Under the terms of the consulting agreement, which terminated on April 1, 2015, Hotspur previously paid us a fixed annual fee in monthly installments.

Seasonality

Our casinos in Northern Nevada, the Midwest and Colorado occasionally experience extreme weather conditions which interrupt our operations. Additionally, our casinos in Missouri are subject to flooding depending on the water levels of the Missouri and Mississippi Rivers. Snow and other adverse weather resulted in a significant number of days with lost or reduced business at our Midwest and Colorado properties during the winter of 2014-2015. If there is a prolonged disruption at any of our properties or if there are a disproportionate number of weekends affected by extreme weather, our results of operations and financial condition could be materially adversely affected.

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

On July 22, 2014, we completed the Second Amendment to the Credit Agreement. In addition to other changes, the Second Amendment increased the interest rate applicable to our Initial Term Loan, which as of September 30, 2014 was 1% more than that specified in the First Amendment, and 0.25% less than that specified prior to the First Amendment. The Second Amendment also adjusted the financial covenants by changing a maximum Total Net Leverage Ratio of 6.5x through June 30, 2014 (calculated using total leverage, net of $25 million cash) to a maximum First Lien Net Leverage Ratio of 3.75x through March 31, 2016 (calculated using outstanding first lien senior secured debt, net of $40 million cash) and by lowering the minimum required interest coverage ratio from 2.0x through December 31, 2014 and 2.15x thereafter to a constant minimum ratio of 1.5x.

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

Table of Contents	29

RESULTS OF OPERATIONS

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change
Gross revenue
Nevada	$68,779	$68,703	0.1%	$133,902	$136,591	(2.0)%
Midwest	34,634	34,704	(0.2)%	68,010	67,783	0.3%
Colorado	10,817	12,107	(10.7)%	22,279	23,727	(6.1)%
Total gross revenue	114,230	115,514	(1.1)%	224,191	228,101	(1.7)%
Promotional allowances
Nevada	(8,378)	(10,258)	(18.3)%	(17,166)	(21,077)	(18.6)%
Midwest	(2,629)	(3,462)	(24.1)%	(5,167)	(6,679)	(22.6)%
Colorado	(1,373)	(2,173)	(36.8)%	(2,772)	(4,154)	(33.3)%
Total promotional allowances	(12,380)	(15,893)	(22.1)%	(25,105)	(31,910)	(21.3)%
Net revenue
Nevada	60,401	58,445	3.3%	116,736	115,514	1.1%
Midwest	32,005	31,242	2.4%	62,843	61,104	2.8%
Colorado	9,444	9,934	(4.9)%	19,507	19,573	(0.3)%
Total net revenue	$101,850	$99,621	2.2%	$199,086	$196,191	1.5%

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change
Adjusted EBITDA
Nevada	$10,915	$6,583	65.8%	$21,437	$13,939	53.8%
Midwest	10,560	8,900	18.7%	20,129	17,156	17.3%
Colorado	969	1,154	(16.0)%	2,875	2,414	19.1%
Corporate and other	(4,853)	(3,985)	21.8%	(8,628)	(6,875)	25.5%
Total Adjusted EBITDA	$17,591	$12,652	39.0%	$35,813	$26,634	34.5%

Table of Contents	30

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended June 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$10,915	$(3,698)	$—	$197	$7,414
Midwest	10,560	(1,898)	—	—	8,662
Colorado	969	(1,297)	—	—	(328)
Corporate and other	(4,853)	(312)	(505)	7	(5,663)
Total operations	$17,591	$(7,205)	$(505)	$204	$10,085

	Quarter Ended June 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$6,583	$(3,644)	$—	$472	$3,411
Midwest	8,900	(1,888)	—	—	7,012
Colorado	1,154	(1,279)	—	—	(125)
Corporate and other	(3,985)	(298)	(72)	—	(4,355)
Total operations	$12,652	$(7,109)	$(72)	$472	$5,943

	Six Months Ended June 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$21,437	$(7,386)	$—	$120	$14,171
Midwest	20,129	(3,793)	—	—	16,336
Colorado	2,875	(2,566)	—	(58)	251
Corporate and other	(8,628)	(623)	(667)	7	(9,911)
Total operations	$35,813	$(14,368)	$(667)	$69	$20,847

	Six Months Ended June 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$13,939	$(7,308)	$—	$449	$7,080
Midwest	17,156	(3,708)	—	—	13,448
Colorado	2,414	(2,569)	—	—	(155)
Corporate and other	(6,875)	(590)	(119)	—	(7,584)
Total operations	$26,634	$(14,175)	$(119)	$449	$12,789

Table of Contents	31

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

Overall. We recorded net revenue of $101.9 million during the quarter ended June 30, 2015, an increase of 2.2 million, or 2.2%, compared to the same quarter in the prior year. Adjusted EBITDA during the second quarter was $17.6 million, an increase of $4.9 million, or 39.0%, compared to the same quarter of 2014. Adjusted EBITDA, excluding corporate expense, increased $5.8 million, or 34.9%. These increases were primarily due to our efforts during 2015 to continue to analyze the effectiveness of our promotional campaigns and refine our marketing programs, which have had the effect of reducing costs and increasing profitable play on the gaming floor. While we can provide no assurances, we believe this trend will continue through 2015.

Nevada. Nevada operations include Rail City, Silver Sevens and the Primm Casinos. In addition to casino, lodging and food and beverage operations, our results from the Primm Casinos include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for approximately 60% and 59% of our gross revenue during the quarters ended June 30, 2015 and 2014, respectively.

In our Nevada segment, net revenue increased $2.0 million, or 3.3%. Casino revenue increased $0.7 million, or 2.1%. Excluding complimentary revenue, food and beverage revenue increased $0.5 million and lodging revenue increased $0.8 million. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue decreased $0.1 million, or 0.6%, due to reduced fuel prices during the quarter ended June 30, 2015.

Nevada Adjusted EBITDA increased $4.3 million, or 65.8%. The Adjusted EBITDA contribution from casino operations increased $3.9 million, or 35.8%, primarily as a result of an effort to reduce promotional campaigns and refine marketing programs in 2015 compared to 2014, along with an increase in the Adjusted EBITDA contribution from fuel and retail operations of $0.8 million, or 26.1%.

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside in Iowa. Midwest operations accounted for approximately 30% of our gross revenue during each of the quarters ended June 30, 2015 and 2014.

Net revenue from our Midwest segment increased $0.8 million, or 2.4%. Adjusted EBITDA from our Midwest segment increased $1.7 million, or 18.7%. These increases were primarily as a result of an effort to reduce promotional campaigns and refine marketing programs in 2015 compared to 2014. We are encouraged by our Midwest properties’ performance during the quarter, and we anticipate improved operating margins in the Midwest as we continue to analyze and refine our marketing campaigns.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for approximately 9% and 10% of our gross revenue during the quarters ended June 30, 2015 and 2014, respectively.

Net revenue from our Colorado segment decreased $0.5 million, or 4.9%. The decrease in net revenue was primarily the result of a $1.0 million decrease in casino revenue offset by savings from more focused marketing campaigns. Colorado Adjusted EBITDA decreased $0.2 million, or 16.0%, driven primarily by the net revenue decrease offset by lower spend on promotional campaigns. In addition, gaming taxes recorded in the Colorado segment for the quarter ended June 30, 2015, were $0.2 million higher than the same period in prior year.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Overall. We recorded net revenue from operations of $199.1 million during the six months ended June 30, 2015, compared to net revenue from operations of $196.2 million for the same period in the prior year, an increase of $2.9 million, or 1.5%. Adjusted EBITDA was $35.8 million compared to $26.6 million during the same period of 2014, an increase of $9.2 million, or 34.5%. Adjusted EBITDA, excluding corporate expense, increased $10.9 million, or 32.6%. These increases were primarily due to our efforts to continue to analyze the effectiveness of our promotional campaigns and refine our

Table of Contents	32

marketing programs, which have had the effect of reducing costs and driving more profitable play on the gaming floor. While we can provide no assurances, we believe this trend will continue through 2015.

Nevada. Nevada operations accounted for approximately 60% of our gross revenue from operations during each of the six months ended June 30, 2015 and 2014.

In our Nevada segment, net revenue increased $1.2 million, or 1.1%. Casino revenue decreased $0.1 million, or 0.1%, while lodging revenue increased $0.4 million, or 3.6%. Excluding complimentary revenue, food and beverage revenue increased $0.9 million and lodging revenue increased $1.4 million. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue decreased $1.0 million, or 3.5%, due to reduced fuel prices during the six months ended June 30, 2015.

Nevada Adjusted EBITDA increased $7.5 million, or 53.8%. The Adjusted EBITDA contribution from casino operations increased $6.7 million, or 29.6%, primarily as a result of an effort to reduce promotional campaigns and refine marketing programs in 2015 compared to 2014. In addition, the Adjusted EBITDA contribution from fuel and retail operations increased $1.5 million, or 26.3%, offset by an increase in general and administrative expense of $0.2 million, or 0.8%.

Midwest. Midwest operations accounted for approximately 30% of our gross revenue from operations during each of the six months ended June 30, 2015 and 2014.

Net revenue from our Midwest segment increased $1.7 million, or 2.8%. Adjusted EBITDA from our Midwest segment increased $3.0 million, or 17.3%. These increases primarily resulted from more focused marketing campaigns, which drove more profitable play on the gaming floor. We are encouraged by our Midwest properties’ performance and we anticipate improved operating margins in the Midwest as we continue to analyze and refine our marketing campaigns.

Colorado. Colorado operations accounted for approximately 10% of our gross revenue from operations during each of the six month periods presented.

Net revenue from our Colorado segment decreased $0.1 million, or 0.3%. The decrease in net revenue was primarily related to lower gaming volumes in 2015 as a result of eliminating an unprofitable marketing campaign impremented in 2014. Colorado Adjusted EBITDA increased $0.5 million, or 19.1%, driven primarily by a increase of $0.9 million, or 14.4%, in the Adjusted EBITDA contribution from casino operations, the result of more focused marketing campaigns on profitable players in 2015.

Table of Contents	33

Revenue and Expense by Category

The following table presents detail of our consolidated gross revenue and expense by category (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change
Total revenue
Casino	$76,014	$76,415	(0.5)%	$151,511	$152,369	(0.6)%
Food and beverage	12,082	12,777	(5.4)%	24,043	25,295	(4.9)%
Lodging	7,190	6,756	6.4%	14,222	13,663	4.1%
Fuel and retail	15,676	15,786	(0.7)%	28,252	29,305	(3.6)%
Other	3,268	3,780	(13.5)%	6,163	7,469	(17.5)%
Total revenue	114,230	115,514	(1.1)%	224,191	228,101	(1.7)%
Promotional allowances	(12,380)	(15,893)	(22.1)%	(25,105)	(31,910)	(21.3)%
Net revenue	$101,850	$99,621	2.2%	$199,086	$196,191	1.5%

Departmental cost and expense
Casino	$30,134	$31,864	(5.4)%	$60,015	$63,137	(4.9)%
Food and beverage	11,800	12,305	(4.1)%	23,627	24,166	(2.2)%
Lodging	4,197	3,989	5.2%	8,106	8,381	(3.3)%
Fuel and retail	11,675	12,591	(7.3)%	20,939	23,479	(10.8)%
Other	1,838	1,981	(7.2)%	3,368	4,136	(18.6)%
General and administrative	19,762	20,254	(2.4)%	38,590	39,383	(2.0)%
Depreciation and amortization	7,205	7,109	1.4%	14,368	14,175	1.4%
Corporate	5,358	4,057	32.1%	9,295	6,994	32.9%
Write downs, reserves and recoveries	(204)	(472)	(56.8)%	(69)	(449)	(84.6)%
Departmental cost and expense	$91,765	$93,678	(2.0)%	$178,239	$183,402	(2.8)%

Departmental Adjusted EBITDA Margins
Gaming	60.4%	58.3%		60.4%	58.6%
Food and beverage	2.3%	3.7%		1.7%	4.5%
Lodging	41.6%	41.0%		43.0%	38.7%
Fuel and retail	25.5%	20.2%		25.9%	19.9%
Other	43.8%	47.6%		45.4%	44.6%

Gross Revenue. Generally, the industry defines gaming revenue as gaming wins less gaming losses.  We derive the majority of our gaming revenue, which we report in the Casino line item, from slot machines. Casino revenue also includes table game revenue and bingo, keno and poker revenue, where offered. Our gross revenue also includes:

•	food and beverage revenue, which we earn from sales in restaurants and outlets we own and operate at our casinos and from room service sales;

•	lodging revenue, which we earn from rooms we provide to customers;

Table of Contents	34

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

Promotional allowances consist primarily of food, beverage, lodging and entertainment furnished gratuitously to customers, as well as incentives earned in our guest rewards program such as cash rewards or complimentary goods and services. We include the retail value of items or services furnished gratuitously to customers in the respective revenue classifications, then we deduct the total amount of promotional allowances from total revenue. The cost of complimentary items or services is recorded primarily as a casino expense.

Cost and Expense. We aggregate our direct costs and expense, including selling, general and administrative expense for each of our operations, and include them in the expense of our reportable segments, as discussed in “Reportable Segment Results.”

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments, as well as share-based compensation. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million and $1.0 million in management fees during six months ended June 30, 2015 and 2014, respectively. The consulting agreement with JW Marriott terminated on April 1, 2015.

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

Corporate expense, excluding share-based compensation, increased by $0.9 million, or 21.8%, primarily as a result of increased payroll and benefits expense in the current quarter as well as the termination of our consulting agreement with JW Marriott Resort on April 1, 2015. These items were partially offset by a decrease in expenses we incurred as part of activities that we do not consider part of regular operations. During the second quarter of 2015, such activities included evaluating proposals from Z Capital Partners, L.L.C. as well as other strategic alternatives and strategic initiatives. During the second quarter of 2014, such activities included evaluating strategic initiatives, searching for a new Chief Executive Officer and reconstituting our Board, remediating a data breach and lobbying in association with the industry’s opposition to the Colorado racino initiative. The second amendment of the credit agreement allows us to add back such non-recurring expense to EBITDA, as defined in the credit agreement, when calculating our debt covenants. We incurred $0.8 million of non-recurring expense during the quarter ended June 30, 2015, compared to $1.6 million in the same period of the prior year. Excluding the non-recurring expense items and share-based compensation, we incurred $4.1 million and $2.4 million of corporate expense during the quarters ended June 30, 2015 and 2014, respectively.

Net interest expense increased $0.6 million, or 9.2%, as a result of costs associated with the second amendment to the New Credit Facility and the modification of the indenture governing the 2018 Notes.

The income tax provision for the quarters ended June 30, 2015 and 2014 was approximately $1.6 million, and $13.3 million, respectively. During the quarter ended June 30, 2014, we evaluated our deferred tax assets and concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, recorded a valuation allowance of $13.6 million. Establishing the valuation allowance caused our effective income tax rate for the three months ended June 30, 2014 to vary significantly from the federal statutory rate and from our effective income tax rate for the same period in 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Corporate expense, excluding share-based compensation, increased by $1.8 million, or 25.5%, primarily as a result of increased payroll and benefits expense in the current period, as well as the termination of our consulting agreement with the

Table of Contents	35

JW Marriott Resort on April 1, 2015. These items were partially offset by a decrease in expenses we incurred as part of activities that we do not consider part of regular operations. During the six months ended June 30, 2015, such activities included evaluating proposals from Z Capital Partners, L.L.C. as well as other strategic alternatives and strategic initiatives and searching for a new Chief Financial Officer. During the same period in 2014, such activities evaluating strategic initiatives, searching for a new CEO and reconstituting our Board, remediating a data breach and lobbying in association with the industry’s opposition to the Colorado racino initiative. The second amendment of the credit agreement allows us to add back such non-recurring expense to EBITDA, as defined in the credit agreement, when calculating our debt covenants. We incurred $1.6 million of non-recurring expense during the six months ended June 30, 2015, compared to $1.9 million in the same period of the prior year. Excluding the non-recurring expense items and share-based compensation, we incurred $7.1 million and $5.0 million of corporate expense during the six months ended June 30, 2015 and 2014, respectively.

Net interest expense increased $1.5 million, or 10.7%, as a result of costs associated with the second amendment to the New Credit Facility and the modification of the indenture governing the 2018 Notes.

The income tax provision for the six months ended June 30, 2015 and 2014 was approximately $5.0 million, and $13.3 million, respectively. During the quarter ended June 30, 2014, we evaluated our deferred tax assets and concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, recorded a valuation allowance of $13.6 million. Establishing the valuation allowance caused our effective income tax rates for the three months ended June 30, 2014 to vary significantly from the federal statutory rate and from our effective income tax rate for the same period in 2015.

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

We incur and pay interest on the Initial Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  Unamortized loan fees, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $7.7 million at June 30, 2015, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt. As of June 30, 2015, we remained in compliance with all covenants specified in the Second Amended Credit Agreement.

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

The New Credit Facility and the 2018 Notes contain various covenants which limit our ability to take certain actions including, among other things, our ability to:

•	incur additional debt;

•	issue preferred stock;

•	pay dividends or make other restricted payments;

•	make investments;

Table of Contents	36

•	create liens;

•	allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments;

•	sell assets; merge or consolidate with other entities; and

•	enter into transactions with affiliates.

                Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and of other equipment required to keep our facilities competitive. The Second Amended Credit Agreement potentially requires an annual principal prepayment based on excess cash flow (as defined in such agreement) calculated at the end of each calendar year.  For the year ended December 31, 2014, we were not required to make an excess cash flow repayment. The most significant components of our working capital are cash, current accounts receivable, accounts payable and other current liabilities.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of June 30, 2015, was $152.9 million, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $24.5 million through June 30, 2015, compared to $12.9 million provided through June 30, 2014. The increase in cash provided by operating activities was driven by the increase in net income and payment timing related to the elements of working capital. Net income during the six months ended June 30, 2015 included income tax expense related to the deferred tax asset valuation allowance, which has no effect on cash flow.

Cash Flows from Investing Activities

Investing activities used $6.7 million through June 30, 2015, compared to using $6.7 million through June 30, 2014.  Net cash used in investing activities is primarily comprised of capital expenditures, which were $6.7 million and $6.7 million during the six months ended June 30, 2015 and 2014, respectively.

Cash Flows from Financing Activities

Financing activities used $0.1 million and $8.7 million, respectively, during the six months ended June 30, 2015 and 2014, which primarily represented repayments of long-term debt.

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

Table of Contents	37

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of June 30, 2015 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the New Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  At June 30, 2015, the principal amount of the related borrowings under our New Credit Facility was $182.7 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.8 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $373.1 million as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties as a result of Z Capital’s non-binding proposals to acquire the Company.

On April 3, 2015 the Board of Directors received a letter from Z Capital Partners, L.L.C. in which, among other things, Z Capital Partners, L.L.C. and its affiliated funds (“Z Capital”) submitted a non-binding proposal to acquire all of the outstanding common shares of the Company that are not already owned by Z Capital at a purchase price of $9.75 per share in cash (the “$9.75 Proposal”). In response, the Board of Directors established a Special Committee (the “Special Committee”) of independent directors authorized to, among other things, review the $9.75 Proposal as well as other strategic alternatives that may be available to the Company.

On May 19, 2015, the Special Committee delivered a letter to Z Capital indicating that the Special Committee believed that the $9.75 Proposal significantly undervalued the Company and was not in the best interests of the Company or its shareholders. Later that day, the Special Committee received a letter from Z Capital indicating that by its terms, the $9.75 Proposal had expired. On June 29, 2015, the Special Committee received a letter from Z Capital in which, among other things, Z Capital submitted a second non-binding proposal to acquire all of the outstanding common shares of the Company that are not already owned by Z Capital at a purchase price of $11.50 per share in cash (the “$11.50 Proposal”). On July 10, 2015, the Special Committee received a letter from Z Capital indicating that by its terms, the $11.50 Proposal had expired. The Company has incurred and may continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Special Committee’s mandate, and these fees and costs have been and, in many instances, will be payable by the Company regardless of whether or not any potential transaction is consummated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	39

ITEM 5.	OTHER INFORMATION

None.

Table of Contents	40

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

AFFINITY GAMING

Dated:	August 10, 2015	By:	/s/ Michael Silberling
		Name:	Michael Silberling
		Title:	Chief Executive Officer

Dated:	August 10, 2015	By:	/s/ Walter Bogumil
		Name:	Walter Bogumil
		Title:	Senior Vice President, Chief Financial Officer and Treasurer