Form 10-Q
period 2015-09-30
Affinity Gaming
filed 2015-11-13
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of November 10, 2015, there were 20,377,247 shares of the registrant's common stock outstanding.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	the Special Committee of the Board of Directors;

•	our expectations regarding the effects of our promotional campaigns and marketing program on reducing costs and improving operating margins;

•	estimated and projected costs, capital expenditures and expense savings;

•	the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; and

•	our continued viability, our operations and results of operations.

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

Table of Contents	iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$167,251	$135,175
Restricted cash	608	608
Accounts receivable, net of reserve of $114 and $159, respectively	2,317	3,516
Income tax receivable	16	171
Prepaid expense	7,376	10,134
Inventory	2,769	2,666
Total current assets	180,337	152,270
Property and equipment, net	250,606	261,111
Other assets, net	5,056	5,738
Intangibles, net	124,667	126,543
Goodwill	68,516	68,516
Total assets	$629,182	$614,178
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$12,571	$12,902
Accrued interest	6,827	2,353
Accrued expense	23,816	22,510
Deferred income taxes	1,441	1,438
Current maturities of long-term debt	13,171	—
Other current liabilities	30	30
Total current liabilities	57,856	39,233
Long-term debt	363,271	374,701
Other liabilities	1,895	1,708
Deferred income taxes	20,443	16,081
Total liabilities	443,465	431,723

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,377,247 and 20,300,464 shares issued and outstanding for 2015 and 2014, respectively	20	20
Additional paid-in-capital	208,048	207,339
Accumulated deficit	(22,351)	(24,904)
Total owners’ equity	185,717	182,455
Total liabilities and owners’ equity	$629,182	$614,178
See notes to consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Casino	$74,414	$74,364	$225,016	$224,223
Food and beverage	12,179	12,118	36,222	37,413
Lodging	6,672	6,345	20,894	20,008
Fuel and retail	16,904	16,461	45,156	45,766
Other	3,770	3,852	9,933	11,321
Total revenue	113,939	113,140	337,221	338,731
Promotional allowances	(11,989)	(13,909)	(36,782)	(45,062)
Net revenue	101,950	99,231	300,439	293,669
EXPENSE
Casino	29,271	30,383	88,961	92,219
Food and beverage	12,022	12,213	35,649	36,379
Lodging	4,345	4,083	12,451	12,464
Fuel and retail	12,601	13,183	33,540	36,662
Other	1,961	2,021	5,329	6,157
General and administrative	20,652	21,310	58,970	60,241
Depreciation and amortization	7,251	7,163	21,619	21,338
Corporate	4,763	3,626	14,058	10,620
Write downs, reserves and recoveries	37	39	(32)	(410)
Total expense	92,903	94,021	270,545	275,670
Operating income	9,047	5,210	29,894	17,999
Other expense
Interest expense, net	(7,692)	(8,344)	(22,950)	(22,128)
Loss on extinguishment (or modification) of debt	—	(240)	—	(240)
Total other expense, net	(7,692)	(8,584)	(22,950)	(22,368)
Income (loss) before income tax	1,355	(3,374)	6,944	(4,369)
Benefit (provision) for income taxes	641	(311)	(4,391)	(13,636)
Net income (loss)	$1,996	$(3,685)	$2,553	$(18,005)

See notes to consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,553	$(18,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,619	21,338
Amortization of debt costs and discounts	2,216	1,492
Gain on sale of property and equipment	(9)	(4)
Unamortized loan fees related to extinguishment (or modification) of debt	—	240
Share-based compensation	975	225
Deferred income taxes	4,365	13,530
Changes in operating assets and liabilities:
Accounts receivable, net	1,199	285
Prepaid expense	2,757	1,575
Inventory	(103)	190
Other assets	231	531
Accounts payable	1,608	(1,348)
Accrued interest	4,474	4,359
Accrued expense	1,306	656
Income tax receivable	155	166
Other liabilities	(32)	(86)
Net cash provided by operating activities	43,314	25,144
Cash flows from investing activities:
Restricted cash	—	(331)
Proceeds from sale of property and equipment	16	361
Purchases of property and equipment	(11,160)	(10,367)
Net cash used in investing activities	(11,144)	(10,337)
Cash flows from financing activities:
Payment on long-term debt	(23)	(8,711)
Loan origination fees	—	(2,890)
Repurchases of vested share-based awards	(71)	—
Net cash used in financing activities	(94)	(11,601)
Net increase in cash and cash equivalents	32,076	3,206
Cash and cash equivalents:
Beginning of period	135,175	140,857
End of period	$167,251	$144,063

Supplemental cash flow information:
Cash paid during the period for interest	$16,402	$16,414
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$641	$1,205
Acquisition of property and equipment under capital lease	$—	$82
See notes to consolidated financial statements.

Table of Contents	4	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization and Business

Affinity Gaming (together with its subsidiaries, “Affinity” or “we”) is a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. We also provided consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas until the expiration of the related consulting agreement on April 1, 2015. Hotspur previously paid us a fixed annual fee in monthly installments.

Consolidation

We include all of our subsidiaries in our consolidated financial statements, eliminating all intercompany balances and transactions during consolidation.

Basis of Presentation

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). While preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenue and expense during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require us to make extensive use of estimates include the fair values of assets and liabilities related to depreciation and amortization, the estimates used when computing share-based compensation expense, the estimated allowance for doubtful accounts receivable and the estimated cash flows we use in assessing the recoverability of long-lived assets, as well as the estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments.

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2015, with the audited Consolidated Balance Sheet amounts as of December 31, 2014 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of September 30, 2015, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2014 Form 10-K.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, debt issuance costs will be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. In August 2015, the FASB issued an accounting standards update which clarifies that the guidance issued in ASU 2015-03 does not apply to line-of-credit arrangements.  According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-03 is effective for the annual and interim periods beginning after December 15, 2015. Early application is permitted. This ASU will not have a material effect on our financial condition, results of operations, cash flows or the reporting thereof.

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

In May 2014, the FASB modified the Accounting Standards Codification by issuing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 stipulate that an entity should recognize revenue in an amount which reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers, and they provide a five-step process to assist entities with achieving that core principle. The ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. With regard to disclosures, ASU 2014-09 states that entities should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and it requires qualitative and quantitative disclosures concerning contracts with customers, significant judgments and changes therein, and assets recognized from the costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09, have been deferred for one year and are effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, and they permit either retrospective application to all prior periods or retrospective application with the cumulative effect of application recognized on the initial application date. We are currently evaluating what effect ASU 2014-09 will have.

Table of Contents	6	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

We have reviewed all other recently issued accounting pronouncements and, other than those we have disclosed above or in previous filings with the SEC, we do not believe any of such pronouncements will have a material effect on our operations.

Correction of Immaterial Error and Reclassifications

During the third quarter of 2015, the Company identified that immaterial amounts of promotional items provided to its patrons including cash back awards to casino customers were improperly recorded as either casino expenses, general and administrative expenses or promotional allowances rather than being recorded as an offset to casino revenue. In accordance with ASC Topic 605-50, Revenue Recognition, cash incentives should be recorded as an offset to revenues. The following table compares previously reported net revenues and operating expenses to as adjusted amounts, reflecting the reclassification of immaterial promotional amounts in conformity with generally accepted accounting principles (in thousands):

	Quarter Ended September 30, 2014			Nine Months Ended September 30, 2014
	Previously Reported	Correction	As Adjusted	Previously Reported	Correction	As Adjusted
Net Revenue	$99,462	$(231)	$99,231	$295,653	$(1,984)	$293,669
Operating Expenses	$94,252	$(231)	$94,021	$277,654	$(1,984)	$275,670

There was no impact on previously reported operating income, net income (loss) or cash flows of the Company.

The Company has evaluated the change in presentation on prior period financial statements taking into account the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In accordance with the relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that correcting the error did not have a material impact on any individual prior period financial statement or affect the trend of financial results. As provided by SAB No. 108, the portion of the immaterial error and reclassification that impacts previously reported net revenues and operating expenses in the quarterly periods for the six months ended June 30, 2015, and the annual and quarterly periods for the years ended December 31, 2014 and 2013 will not require the previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q to be amended and the correction is permitted to be made the next time we file our prior period financial statements.

NOTE 3. RESTRICTED CASH

Restricted cash balances at September 30, 2015 and at December 31, 2014 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation insurance policies.

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2015	December 31, 2014
Building and improvements	7 - 40	$184,751	$183,457
Gaming equipment	3 - 10	70,523	64,826
Furniture, fixtures, and equipment	3 - 10	46,673	45,302
Leasehold improvements	7	196	196
Land	—	39,493	39,493
Barge	30	15,019	15,019
Construction-in-progress		4,485	3,815
Total property and equipment		361,140	352,108
Less accumulated depreciation		(110,534)	(90,997)
Total property and equipment, net		$250,606	$261,111

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

The following table summarizes intangible assets by category (in thousands):

	September 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(8,082)	$4,082	$12,164	$(6,581)	$5,583
Trademarks	2,982	(2,274)	708	2,982	(1,899)	1,083
	15,146	$(10,356)	4,790	15,146	$(8,480)	6,666
Indefinite-lived intangible assets
Gaming license rights	110,646		110,646	110,646		110,646
Local tradenames	9,231		9,231	9,231		9,231
	119,877		119,877	119,877		119,877
Total intangible assets	$135,023		$124,667	$135,023		$126,543

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the changes in goodwill by reportable segment during the nine months ended September 30, 2015:

	Nevada	Midwest	Colorado	Total
Balance at December 31, 2014	$33,665	$14,622	$20,229	$68,516
Impairment of goodwill	—	—	—	—
Balance at September 30, 2015	$33,665	$14,622	$20,229	$68,516

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

NOTE 6. OTHER ASSETS, NET

Other assets, net consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Capitalized debt issuance cost, net	$1,628	$2,081
Long-term deposits	3,142	3,172
Other assets	286	485
Total	$5,056	$5,738

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Progressive jackpot liabilities	$3,254	$3,271
Accrued payroll and related	7,707	6,712
Slot club point liability	3,239	3,353
Litigation reserve	3,100	3,100
Other accrued expense	6,516	6,074
Total	$23,816	$22,510

Table of Contents	9	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	September 30, 2015	December 31, 2014
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized debt issuance cost, net	(2,406)	(2,986)
Unamortized discount	(925)	(1,148)
9% Senior Unsecured Notes due 2018, net	196,669	195,866
Term loan due 2017	182,745	182,745
Unamortized debt issuance cost, net	(2,972)	(3,933)
Term loan due 2017, net	179,773	178,812
Total debt, including current maturities	376,442	374,678
Less: current maturities of long-term debt	(13,171)	—
Plus: capital leases	—	23
Total long-term debt	$363,271	$374,701

The current maturities of long-term debt at September 30, 2015, includes estimated mandatory excess cash flow payments on the Initial Term Loan.

On May 9, 2012, we repaid all of the $342.1 million debt then outstanding under the senior secured loans under our credit agreement dated December 31, 2010 (the “Old Credit Facility”).  We obtained the funds used to repay the Old Credit Facility by (i) issuing $200.0 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”), and (ii) borrowing under our new Credit Agreement, dated May 9, 2012, which provides for a $200.0 million term loan (the “Initial Term Loan”) due in 2017, the entirety of which the lenders disbursed to us on the closing date of the Credit Agreement, and a $35.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Initial Term Loan, the “New Credit Facility”) which remained undrawn on the closing date of the new Credit Agreement. Approximately $38.6 million of cash from the issuance of the 2018 Notes and our borrowings under the New Credit Facility remained after we paid related transaction expense and repaid our Old Credit Facility.

On December 13, 2013, we completed the first amendment to the Credit Agreement. The first amendment made several changes to the Credit Agreement (see Exhibit 10.46 to our 2013 Form 10-K), including changes to interest rates. With our completion of the second amendment, described below, the first amendment’s changes regarding interest rates were largely superseded.

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

Unamortized debt issuance cost, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $7.0 million at September 30, 2015, inclusive of both the amount we report in Other assets, net and the amount we report as an offset to the related debt.

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

The Second Amended Credit Agreement contains customary covenants including, but not limited to, a maximum total net leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Initial Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the Total Net Leverage Ratio is greater than 4.00 to 1.00, equal to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00. At September 30, 2015, the First Lien Senior Secured Net Leverage Ratio was 2.14 to 1.00, and the Interest Expense Coverage Ratio was 2.39 to 1.00. As of September 30, 2015, we remained in compliance with all debt covenants.

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

We based the estimated fair value of the 2018 Notes and the New Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at September 30, 2015 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$196,669	$195,686
Term loan due 2017	179,773	179,324
Total	$376,442	$375,010

NOTE 9. INCOME TAXES

We continually evaluate our deferred tax assets to determine if any portion of those assets would not be realized in a future period. Based on our analysis of all available evidence, which included consideration of our consolidated pre-tax losses in the 2013 and 2012 fiscal years as well as other data, we concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, we recorded a valuation allowance of $13.6 million during the quarter ended June 30, 2014. We had not previously recorded a valuation allowance related to any of our net deferred tax assets. Establishing the valuation allowance caused our effective income tax rates for the quarter and the nine months ended September 30, 2014 to vary significantly from the federal statutory rate and from our effective income tax rates for the same periods in 2015. As a result, the benefit for income taxes was $0.6 million for the quarter ended September 30, 2015 and the provision for income taxes was $0.3 million for the quarter ended September 30, 2014. The provision for income taxes was $4.4 million and $13.6 million for the nine months ended September 30, 2015 and 2014, respectively. The provision for income taxes was primarily due to amortization of indefinite-lived intangibles.

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

The following table summarizes the activity related to our outstanding stock options and non-vested restricted stock for the period ended September 30, 2015:

	Stock Options		Restricted Stock
	Outstanding		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2014	177,497	$10.99	70,061	$11.54
Granted	212,500	9.75	84,101	9.75
Vested	—	—	(71,872)	10.79
Forfeited	(18,383)	11.61	—	—
Expired	(41,009)	10.36	—	—
September 30, 2015	330,605	$10.24	82,290	$10.54

As of September 30, 2015, awards representing 722,490 shares or potential shares of our common stock remained outstanding; therefore, awards representing 1,277,510 shares or potential shares of our common stock remained available for issuance under our Amended 2011 Long-Term Incentive Plan.

We account for stock option awards as liabilities. As of September 30, 2015, we have reported a $1.2 million share-based compensation liability in the Other liabilities line item.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Data Security Events

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

We carry insurance coverage of $5.0 million for liability resulting from network security events. As of September 30, 2015, we have incurred $1.2 million in expense, including deductibles, for the security breaches. We do not expect to incur additional material expenses that are not covered by insurance, However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although our investigation has concluded, we have not received all of the monetary assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. In addition, several state attorneys general are investigating the data breach events, including how they occurred, their consequences and our responses. We are cooperating in the governmental investigation, and could be subject to fines or other obligations. We have not concluded that a loss from the investigation is probable, however, and therefore have not recorded an accrual for governmental investigation or regulatory action. We will continue to evaluate information as it becomes known and will record an estimate for loss at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We intend to pursue a claim against the firm that conducted the initial forensic investigation for recovery of the costs and assessments we incurred as a result of the April 2014 incident.

Litigation

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Hotel & Casino (“Lakeside”) in Osceola, Iowa, filed an action in Iowa state court against Affinity and Lakeside, seeking a declaratory judgment that the management contract between CCDC and Lakeside is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside, Affinity and the Iowa Racing & Gaming Commission (“IRGC”) in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved the predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent.  On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit, since removed to federal court in Iowa, in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  On April 21, 2015, following discovery in the matter, the Court granted summary judgment in favor of the Company and against CCDC, entering judgment for the Company. CCDC appealed the grant of summary judgment to the 8th Circuit U.S. Court of Appeals, and oral argument on the appeal was heard November 5, 2015. We do not know when a decision on the appeal will be rendered.

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

Environmental Remediation

During excavation at the site of our new travel center at Whiskey Pete’s Hotel & Casino in Primm, Nevada, in September 2011, we encountered several contaminated sites on the property which required soil remediation and groundwater testing. Much of the contamination resulted from underground fuel storage tanks related to a gas station operated more than 30 years ago, as well as from abandoned underground fuel lines. We also began testing at the direction of the Nevada Division of Environmental Protection (the “NDEP”) to determine the extent to which the contamination has affected the groundwater, and we have agreed to continue monitoring the groundwater for a period of at least three years.

For the nine months ended September 30, 2015, we incurred approximately $0.1 million on remediation work at the Whiskey Pete’s site. From the beginning of construction through September 30, 2015, we have incurred a total of approximately $3.9 million on remediation work and received $1.9 million from our insurer. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million.

Although we believe that incurring additional cost related to the testing and ongoing monitoring of groundwater for contamination is probable, we cannot reasonably estimate an amount to accrue at this time because the NDEP has not told us what additional work, if any, it will require us to perform. Additionally, we believe some or all of the ongoing monitoring costs will be reimbursed by insurance as part of our initial claim. We also filed suit in Nevada state district court for partial recovery against the environmental consultant that managed the initial remediation. The ultimate cost to us will depend on the extent of contamination found, if any, as a result of our ongoing testing, the amount of remediation we are required to perform, and the amount we are reimbursed. The litigation against the environmental consultant is in the discovery phase. As we complete our ongoing monitoring obligation, we intend to analyze any cost incurred, and we will expense or capitalize it as necessary.

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross revenue
Nevada	$69,467	$67,204	$203,221	$202,802
Midwest	33,390	34,472	101,128	101,803
Colorado	11,082	11,464	32,872	34,126
Total gross revenue	113,939	113,140	337,221	338,731
Promotional allowances
Nevada	(8,013)	(9,279)	(25,179)	(30,356)
Midwest	(2,817)	(3,397)	(7,984)	(10,076)
Colorado	(1,159)	(1,233)	(3,619)	(4,630)
Total promotional allowances	(11,989)	(13,909)	(36,782)	(45,062)
Net revenue
Nevada	61,454	57,925	178,042	172,446
Midwest	30,573	31,075	93,144	91,727
Colorado	9,923	10,231	29,253	29,496
Total net revenue	$101,950	$99,231	$300,439	$293,669

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

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA
Nevada	$10,153	$5,527	$31,590	$19,466
Midwest	9,321	8,954	29,450	26,110
Colorado	1,624	1,557	4,499	3,971
Corporate and other	(4,455)	(3,520)	(13,083)	(10,395)
Total Adjusted EBITDA	$16,643	$12,518	$52,456	$39,152

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended September 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$10,153	$(3,722)	$—	$(37)	$6,394
Midwest	9,321	(1,919)	—	—	7,402
Colorado	1,624	(1,314)	—	—	310
Corporate and other	(4,455)	(296)	(308)	—	(5,059)
Total operations	$16,643	$(7,251)	$(308)	$(37)	$9,047

	Quarter Ended September 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$5,527	$(3,656)	$—	$(39)	$1,832
Midwest	8,954	(1,913)	—	—	7,041
Colorado	1,557	(1,288)	—	—	269
Corporate and other	(3,520)	(306)	(106)	—	(3,932)
Total operations	$12,518	$(7,163)	$(106)	$(39)	$5,210

	Nine Months Ended September 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$31,590	$(11,108)	$—	$83	$20,565
Midwest	29,450	(5,712)	—	—	23,738
Colorado	4,499	(3,880)	—	(58)	561
Corporate and other	(13,083)	(919)	(975)	7	(14,970)
Total operations	$52,456	$(21,619)	$(975)	$32	$29,894

Table of Contents	17	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$19,466	$(10,964)	$—	$410	$8,912
Midwest	26,110	(5,621)	—	—	20,489
Colorado	3,971	(3,857)	—	—	114
Corporate and other	(10,395)	(896)	(225)	—	(11,516)
Total operations	$39,152	$(21,338)	$(225)	$410	$17,999

The following table presents total assets by reportable segment (in thousands):

	September 30, 2015	December 31, 2014
Total assets by reportable segment
Nevada	$222,829	$226,897
Midwest	205,456	209,897
Colorado	78,169	78,766
Reportable segment total assets	506,454	515,560
Corporate and other	122,728	98,618
Total assets	$629,182	$614,178

Total assets in the Corporate and other line consist primarily of cash at the corporate entity.

The following table presents additions to property and equipment by reportable segment (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Additions to property and equipment by reportable segment
Nevada	$1,970	$2,433	$3,468	$3,666
Midwest	686	1,338	2,310	2,894
Colorado	529	385	1,613	1,021
Reportable segment additions	3,185	4,156	7,391	7,581
Corporate	1,490	311	1,936	591
Total additions to property and equipment	$4,675	$4,467	$9,327	$8,172

Table of Contents	18	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents cash paid for capital expenditures by reportable segment (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash paid for capital expenditures by reportable segment
Nevada	$1,808	$1,613	$4,807	$4,976
Midwest	643	1,207	2,472	3,558
Colorado	535	530	1,826	1,260
Reportable segment capital expenditures	2,986	3,350	9,105	9,794
Corporate	1,456	303	2,055	573
Total cash paid for capital expenditures	$4,442	$3,653	$11,160	$10,367

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet
September 30, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$113,737	$—	$53,514	$—	$167,251
Restricted cash	469	—	139	—	608
Accounts receivable, net	191	—	2,126	—	2,317
Income tax receivable	16	—	—	—	16
Prepaid expense	971	—	6,405	—	7,376
Inventory	—	—	2,769	—	2,769
Total current assets	115,384	—	64,953	—	180,337
Property and equipment, net	3,575	—	247,031	—	250,606
Intercompany receivables	—	—	104,374	(104,374)	—
Investment in subsidiaries	556,551	—	—	(556,551)	—
Other assets, net	3,771	—	1,285	—	5,056
Intangibles	—	—	124,667	—	124,667
Goodwill	—	—	68,516	—	68,516
Total assets	$679,281	$—	$610,826	$(660,925)	$629,182

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$2,256	$—	$10,315	$—	$12,571
Intercompany payables	104,374	—	—	(104,374)	—
Accrued interest	6,827	—	—	—	6,827
Accrued expense	1,704	—	22,112	—	23,816
Deferred income taxes	46		1,395	—	1,441
Current maturities of long-term debt	13,171	—	—	—	13,171
Other current liabilities	—	—	30	—	30
Total current liabilities	128,378	—	33,852	(104,374)	57,856
Long-term debt	363,271	—	—	—	363,271
Other liabilities	1,369	—	526	—	1,895
Deferred income taxes	546	—	19,897	—	20,443
Total liabilities	493,564	—	54,275	(104,374)	443,465

Common stock	20	—	—	—	20
Other equity	185,697	—	556,551	(556,551)	185,697
Total owners’ equity	185,717	—	556,551	(556,551)	185,717
Total liabilities and owners’ equity	$679,281	$—	$610,826	$(660,925)	$629,182

Table of Contents	20	Financial Statement Index

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended September 30, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$74,414	$—	$74,414
Food and beverage	—	—	12,179	—	12,179
Lodging	—	—	6,672	—	6,672
Fuel and retail	—	—	16,904	—	16,904
Other	—	—	3,770	—	3,770
Total revenue	—	—	113,939	—	113,939
Promotional allowances	—	—	(11,989)	—	(11,989)
Net revenue	—	—	101,950	—	101,950
EXPENSE
Casino	—	—	29,271	—	29,271
Food and beverage	—	—	12,022	—	12,022
Lodging	—	—	4,345	—	4,345
Fuel and retail	—	—	12,601	—	12,601
Other	—	—	1,961	—	1,961
General and administrative	—	—	20,652	—	20,652
Depreciation and amortization	296	—	6,955	—	7,251
Corporate	4,763	—	—	—	4,763
Write downs, reserves and recoveries	—	—	37	—	37
Total expense	5,059	—	87,844	—	92,903
Operating income (loss)	(5,059)	—	14,106	—	9,047
Other income (expense)
Interest expense, net	(7,692)	—	—	—	(7,692)
Intercompany interest income	7,737	—	—	(7,737)	—
Intercompany interest expense	—	—	(7,737)	7,737	—
Income from equity investments in subsidiaries	6,474	—	—	(6,474)	—
Total other expense, net	6,519	—	(7,737)	(6,474)	(7,692)
Income (loss) before income tax	1,460	—	6,369	(6,474)	1,355
Benefit (provision) for income taxes	536	—	105	—	641
Net income (loss)	$1,996	$—	$6,474	$(6,474)	$1,996

Table of Contents	22	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
Quarter ended September 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$74,364	$—	$74,364
Food and beverage	—	—	12,118	—	12,118
Lodging	—	—	6,345	—	6,345
Fuel and retail	—	—	16,461	—	16,461
Other	—	—	3,852	—	3,852
Total revenue	—	—	113,140	—	113,140
Promotional allowances	—	—	(13,909)	—	(13,909)
Net revenue	—	—	99,231	—	99,231
EXPENSE
Casino	—	—	30,383	—	30,383
Food and beverage	—	—	12,213	—	12,213
Lodging	—	—	4,083	—	4,083
Fuel and retail	—	—	13,183	—	13,183
Other	—	—	2,021	—	2,021
General and administrative	—	—	21,310	—	21,310
Depreciation and amortization	306	—	6,857	—	7,163
Corporate	3,626	—	—	—	3,626
Write downs, reserves and recoveries	—	—	39	—	39
Total expense	3,932	—	90,089	—	94,021
Operating income (loss)	(3,932)	—	9,142	—	5,210
Other income (expense)
Interest expense, net	(8,344)	—	—	—	(8,344)
Intercompany interest income	8,386	—	—	(8,386)	—
Intercompany interest expense	—	—	(8,386)	8,386	—
Loss on extinguishment (or modification) of debt	(240)	—	—	—	(240)
Income from equity investments in subsidiaries	(63,696)	—	—	63,696	—
Total other income (expense), net	(63,894)	—	(8,386)	63,696	(8,584)
Income (loss) before income tax	(67,826)	—	756	63,696	(3,374)
Benefit (provision) for income taxes	64,141	—	(64,452)	—	(311)
Net income (loss)	$(3,685)	$—	$(63,696)	$63,696	$(3,685)

Table of Contents	23	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries Unaudited Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2015 (000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$225,016	$—	$225,016
Food and beverage	—	—	36,222	—	36,222
Lodging	—	—	20,894	—	20,894
Fuel and retail	—	—	45,156	—	45,156
Other	—	—	9,933	—	9,933
Total revenue	—	—	337,221	—	337,221
Promotional allowances	—	—	(36,782)	—	(36,782)
Net revenue	—	—	300,439	—	300,439
EXPENSE
Casino	—	—	88,961	—	88,961
Food and beverage	—	—	35,649	—	35,649
Lodging	—	—	12,451	—	12,451
Fuel and retail	—	—	33,540	—	33,540
Other	—	—	5,329	—	5,329
General and administrative	—	—	58,970	—	58,970
Depreciation and amortization	919	—	20,700	—	21,619
Corporate	14,058	—	—	—	14,058
Write downs, reserves and recoveries	(7)	—	(25)	—	(32)
Total expense	14,970	—	255,575	—	270,545
Operating income (loss)	(14,970)	—	44,864	—	29,894
Other income (expense)
Interest expense, net	(22,950)	—	—	—	(22,950)
Intercompany interest income	23,078	—	—	(23,078)	—
Intercompany interest expense	—	—	(23,078)	23,078	—
Income from equity investments in subsidiaries	8,010	—	—	(8,010)	—
Total other income (expense), net	8,138	—	(23,078)	(8,010)	(22,950)
Income (loss) before income tax	(6,832)	—	21,786	(8,010)	6,944
Benefit (provision) for income taxes	9,385	—	(13,776)	—	(4,391)
Net income (loss)	$2,553	$—	$8,010	$(8,010)	$2,553

Table of Contents	24	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries Unaudited Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2014 (000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$224,223	$—	$224,223
Food and beverage	—	—	37,413	—	37,413
Lodging	—	—	20,008	—	20,008
Fuel and retail	—	—	45,766	—	45,766
Other	—	—	11,321	—	11,321
Total revenue	—	—	338,731	—	338,731
Promotional allowances	—	—	(45,062)	—	(45,062)
Net revenue	—	—	293,669	—	293,669
EXPENSE
Casino	—	—	92,219	—	92,219
Food and beverage	—	—	36,379	—	36,379
Lodging	—	—	12,464	—	12,464
Fuel and retail	—	—	36,662	—	36,662
Other	—	—	6,157	—	6,157
General and administrative	—	—	60,241	—	60,241
Depreciation and amortization	896	—	20,442	—	21,338
Corporate	10,620	—	—	—	10,620
Write downs, reserves and recoveries	—	—	(410)	—	(410)
Total expense	11,516	—	264,154	—	275,670
Operating income (loss)	(11,516)	—	29,515	—	17,999
Other income (expense)
Interest expense, net	(22,128)	—	—	—	(22,128)
Intercompany interest income	22,254	—	—	(22,254)	—
Intercompany interest expense	—	—	(22,254)	22,254	—
Loss on extinguishment (or modification) of debt	(240)	—	—	—	(240)
Income from equity investments in subsidiaries	29,923	—	—	(29,923)	—
Total other income (expense), net	29,809	—	(22,254)	(29,923)	(22,368)
Income (loss) before income tax	18,293	—	7,261	(29,923)	(4,369)
Benefit (provision) for income taxes	(36,298)	—	22,662	—	(13,636)
Net income (loss)	$(18,005)	$—	$29,923	$(29,923)	$(18,005)

Table of Contents	25	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(18,029)	$—	$61,343	$43,314

Cash flows from investing activities:
Proceeds from sale of property and equipment	11	—	5	16
Purchases of property and equipment	(2,055)	—	(9,105)	(11,160)
Net cash used in investing activities	$(2,044)	$—	$(9,100)	$(11,144)

Cash flows from financing activities:
Change in intercompany accounts	45,144	—	(45,144)	—
Payments on long-term debt	—	—	(23)	(23)
Repurchases of vested share-based awards	(71)	—	—	(71)
Net cash provided by (used in) financing activities	$45,073	$—	$(45,167)	$(94)

Net increase in cash and cash equivalents	25,000	—	7,076	32,076

Cash and cash equivalents
Beginning of year	88,737	—	46,438	135,175
End of period	$113,737	$—	$53,514	$167,251

Table of Contents	26	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(63,876)	$—	$89,020	$25,144

Cash flows from investing activities:
Restricted cash	(331)	—	—	(331)
Proceeds from sale of property and equipment	—	—	361	361
Purchases of property and equipment	(573)	—	(9,794)	(10,367)
Net cash used in investing activities	$(904)	$—	$(9,433)	$(10,337)

Cash flows from financing activities:
Change in intercompany accounts	77,890	—	(77,890)	—
Payment on long-term debt	(8,501)	—	(210)	(8,711)
Loan origination fees	(2,890)	—	—	(2,890)
Net cash provided by (used in) financing activities	$66,499	$—	$(78,100)	$(11,601)

Net increase in cash and cash equivalents	1,719	—	1,487	3,206

Cash and cash equivalents
Beginning of year	98,296	—	42,561	140,857
End of period	$100,015	$—	$44,048	$144,063

Table of Contents	27	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, Iowa and Colorado. Casino operations as of September 30, 2015 included the following wholly-owned casinos (by segment):

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
(Collectively, Golden Mardi Gras, Golden Gulch and Golden Gates are referred to as the “Black Hawk Casinos.”)

As of September 30, 2015, casino operations collectively offered approximately 288,000 square feet of gaming space with approximately 7,000 slot machines and 131 table games, while lodging operations offered approximately 3,100 hotel rooms.

Prior to April 1, 2015 we also provided consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas. Under the terms of the consulting agreement, which expired on April 1, 2015, Hotspur previously paid us a fixed annual fee in monthly installments.

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

Table of Contents	29

RESULTS OF OPERATIONS

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change
Gross revenue
Nevada	$69,467	$67,204	3.4%	$203,221	$202,802	0.2%
Midwest	33,390	34,472	(3.1)%	101,128	101,803	(0.7)%
Colorado	11,082	11,464	(3.3)%	32,872	34,126	(3.7)%
Total gross revenue	113,939	113,140	0.7%	337,221	338,731	(0.4)%
Promotional allowances
Nevada	(8,013)	(9,279)	(13.6)%	(25,179)	(30,356)	(17.1)%
Midwest	(2,817)	(3,397)	(17.1)%	(7,984)	(10,076)	(20.8)%
Colorado	(1,159)	(1,233)	(6.0)%	(3,619)	(4,630)	(21.8)%
Total promotional allowances	(11,989)	(13,909)	(13.8)%	(36,782)	(45,062)	(18.4)%
Net revenue
Nevada	61,454	57,925	6.1%	178,042	172,446	3.2%
Midwest	30,573	31,075	(1.6)%	93,144	91,727	1.5%
Colorado	9,923	10,231	(3.0)%	29,253	29,496	(0.8)%
Total net revenue	$101,950	$99,231	2.7%	$300,439	$293,669	2.3%

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change
Adjusted EBITDA
Nevada	$10,153	$5,527	83.7%	$31,590	$19,466	62.3%
Midwest	9,321	8,954	4.1%	29,450	26,110	12.8%
Colorado	1,624	1,557	4.3%	4,499	3,971	13.3%
Corporate and other	(4,455)	(3,520)	26.6%	(13,083)	(10,395)	25.9%
Total Adjusted EBITDA	$16,643	$12,518	33.0%	$52,456	$39,152	34.0%

Table of Contents	30

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended September 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$10,153	$(3,722)	$—	$(37)	$6,394
Midwest	9,321	(1,919)	—	—	7,402
Colorado	1,624	(1,314)	—	—	310
Corporate and other	(4,455)	(296)	(308)	—	(5,059)
Total operations	$16,643	$(7,251)	$(308)	$(37)	$9,047

	Quarter Ended September 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$5,527	$(3,656)	$—	$(39)	$1,832
Midwest	8,954	(1,913)	—	—	7,041
Colorado	1,557	(1,288)	—	—	269
Corporate and other	(3,520)	(306)	(106)	—	(3,932)
Total operations	$12,518	$(7,163)	$(106)	$(39)	$5,210

	Nine Months Ended September 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$31,590	$(11,108)	$—	$83	$20,565
Midwest	29,450	(5,712)	—	—	23,738
Colorado	4,499	(3,880)	—	(58)	561
Corporate and other	(13,083)	(919)	(975)	7	(14,970)
Total operations	$52,456	$(21,619)	$(975)	$32	$29,894

	Nine Months Ended September 30, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$19,466	$(10,964)	$—	$410	$8,912
Midwest	26,110	(5,621)	—	—	20,489
Colorado	3,971	(3,857)	—	—	114
Corporate and other	(10,395)	(896)	(225)	—	(11,516)
Total operations	$39,152	$(21,338)	$(225)	$410	$17,999

Table of Contents	31

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014

Overall. We recorded net revenue of $102.0 million during the quarter ended September 30, 2015, an increase of $2.7 million, or 2.7%, compared to the same quarter in the prior year. Adjusted EBITDA during the third quarter was $16.6 million, an increase of $4.1 million, or 33.0%, compared to the same quarter of 2014. Adjusted EBITDA, excluding corporate expense, increased $5.1 million, or 31.6%. These increases were primarily due to our efforts during 2015 to continue to analyze the effectiveness of our promotional campaigns and refine our marketing programs, which have had the effect of reducing costs and increasing profitable play on the gaming floor. While we can provide no assurances, we believe this trend will continue through 2015.

Nevada. Nevada operations include Rail City, Silver Sevens and the Primm Casinos. In addition to casino, lodging and food and beverage operations, our results from the Primm Casinos include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for approximately 61% and 59% of our gross revenue during the quarters ended September 30, 2015 and 2014, respectively.

In our Nevada segment, net revenue increased $3.5 million, or 6.1%. Casino revenue increased $1.5 million, or 4.3%. Excluding complimentary revenue, food and beverage revenue increased $0.5 million and lodging revenue increased $1.0 million. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue increased $0.5 million, or 2.9%, due to increased fuel prices during the quarter ended September 30, 2015.

Nevada Adjusted EBITDA increased $4.6 million, or 83.7%. The Adjusted EBITDA contribution from casino operations increased $3.3 million, or 28.1%, primarily as a result of an effort to reduce promotional campaigns and refine marketing programs in 2015 compared to 2014, along with an increase in the Adjusted EBITDA contribution from fuel and retail operations of $1.0 million, or 32.2%.

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside in Iowa. Midwest operations accounted for approximately 29% and 30% of our gross revenue during the quarters ended September 30, 2015 and 2014, respectively.

Net revenue from our Midwest segment decreased $0.5 million, or 1.6%. Adjusted EBITDA from our Midwest segment increased $0.4 million, or 4.1%. The increase in Adjusted EBITDA was primarily as a result of an effort to reduce promotional campaigns and refine marketing programs in 2015 compared to 2014. We are encouraged by our Midwest properties’ performance during the quarter, and we anticipate improved operating margins in the Midwest as we continue to analyze and refine our marketing campaigns.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for approximately 10% of our gross revenue during each of the quarters ended September 30, 2015 and 2014.

Net revenue from our Colorado segment decreased $0.3 million, or 3.0%. The decrease in net revenue was primarily the result of a $0.3 million decrease in casino revenue related to eliminating an unprofitable marketing campaign implemented in 2014. Colorado Adjusted EBITDA increased $0.1 million, or 4.3%, driven primarily by the lower spend on promotional campaigns and lower slot participation fees as we change the variety of games on our casino floor.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Overall. We recorded net revenue from operations of $300.4 million during the nine months ended September 30, 2015, compared to net revenue from operations of $293.7 million for the same period in the prior year, an increase of $6.8 million, or 2.3%. Adjusted EBITDA was $52.5 million compared to $39.2 million during the same period of 2014, an increase of $13.3 million, or 34.0%. Adjusted EBITDA, excluding corporate expense, increased $16.0 million, or 32.3%. These increases were primarily due to our efforts to continue to analyze the effectiveness of our promotional campaigns and refine our

Table of Contents	32

marketing programs, which have had the effect of reducing costs and driving more profitable play on the gaming floor. While we can provide no assurances, we believe this trend will continue through 2015.

Nevada. Nevada operations accounted for approximately 60% of our gross revenue from operations during each of the nine months ended September 30, 2015 and 2014.

In our Nevada segment, net revenue increased $5.6 million, or 3.2%. Casino revenue increased $2.2 million, or 2.1%, while lodging revenue increased $0.7 million, or 3.9%. Excluding complimentary revenue, food and beverage revenue increased $1.3 million and lodging revenue increased $2.4 million. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue decreased $0.5 million, or 1.2%, due to reduced fuel prices during the nine months ended September 30, 2015.

Nevada Adjusted EBITDA increased $12.1 million, or 62.3%. The Adjusted EBITDA contribution from casino operations increased $9.9 million, or 29.1%, primarily as a result of an effort to reduce promotional campaigns and refine marketing programs in 2015 compared to 2014. In addition, the Adjusted EBITDA contribution from fuel and retail operations increased $2.5 million, or 28.5%.

Midwest. Midwest operations accounted for approximately 30% of our gross revenue from operations during each of the nine months ended September 30, 2015 and 2014.

Net revenue from our Midwest segment increased $1.4 million, or 1.5%. Adjusted EBITDA from our Midwest segment increased $3.3 million, or 12.8%. These increases primarily resulted from more focused marketing campaigns, which drove more profitable play on the gaming floor. We are encouraged by our Midwest properties’ performance and we anticipate improved operating margins in the Midwest as we continue to analyze and refine our marketing campaigns.

Colorado. Colorado operations accounted for approximately 10% of our gross revenue from operations during each of the six month periods presented.

Net revenue from our Colorado segment decreased $0.2 million, or 0.8%. The decrease in net revenue was primarily related to lower gaming volumes in 2015 as a result of eliminating an unprofitable marketing campaign implemented in 2014. Colorado Adjusted EBITDA increased $0.5 million, or 13.3%, driven primarily by a increase of $1.1 million, or 10.9%, in the Adjusted EBITDA contribution from casino operations, the result of more focused marketing campaigns on profitable players in 2015.

Table of Contents	33

Revenue and Expense by Category

The following table presents detail of our consolidated gross revenue and expense by category (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change
Total revenue
Casino	$74,414	$74,364	0.1%	$225,016	$224,223	0.4%
Food and beverage	12,179	12,118	0.5%	36,222	37,413	(3.2)%
Lodging	6,672	6,345	5.2%	20,894	20,008	4.4%
Fuel and retail	16,904	16,461	2.7%	45,156	45,766	(1.3)%
Other	3,770	3,852	(2.1)%	9,933	11,321	(12.3)%
Total revenue	113,939	113,140	0.7%	337,221	338,731	(0.4)%
Promotional allowances	(11,989)	(13,909)	(13.8)%	(36,782)	(45,062)	(18.4)%
Net revenue	$101,950	$99,231	2.7%	$300,439	$293,669	2.3%

Departmental cost and expense
Casino	$29,271	$30,383	(3.7)%	$88,961	$92,219	(3.5)%
Food and beverage	12,022	12,213	(1.6)%	35,649	36,379	(2.0)%
Lodging	4,345	4,083	6.4%	12,451	12,464	(0.1)%
Fuel and retail	12,601	13,183	(4.4)%	33,540	36,662	(8.5)%
Other	1,961	2,021	(3.0)%	5,329	6,157	(13.4)%
General and administrative	20,652	21,310	(3.1)%	58,970	60,241	(2.1)%
Depreciation and amortization	7,251	7,163	1.2%	21,619	21,338	1.3%
Corporate	4,763	3,626	31.4%	14,058	10,620	32.4%
Write downs, reserves and recoveries	37	39	(5.1)%	(32)	(410)	(92.2)%
Departmental cost and expense	$92,903	$94,021	(1.2)%	$270,545	$275,670	(1.9)%

Departmental Adjusted EBITDA Margins
Gaming	60.7%	59.1%		60.5%	58.9%
Food and beverage	1.3%	(0.8)%		1.6%	2.8%
Lodging	34.9%	35.7%		40.4%	37.7%
Fuel and retail	25.5%	19.9%		25.7%	19.9%
Other	48.0%	47.5%		46.4%	45.6%

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

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments, as well as share-based compensation. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million and $1.5 million in management fees during nine months ended September 30, 2015 and 2014, respectively. The consulting agreement with JW Marriott expired on April 1, 2015.

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014

Corporate expense, excluding share-based compensation, increased by $0.9 million, or 26.6%, primarily as a result of increased payroll and benefits expense in the current quarter as well as the expiration of our consulting agreement with JW Marriott Resort on April 1, 2015. These items were partially offset by a decrease in expenses we incurred as part of activities that we do not consider part of regular operations. During the third quarter of 2015, such activities included the Special Committee of our Board of Directors evaluating third party proposals to acquire the Company as well as other strategic alternatives and strategic initiatives. During the third quarter of 2014, such activities included evaluating strategic initiatives, searching for a new Chief Executive Officer and reconstituting our Board, remediating a data breach and contributing to the industry’s opposition to the Colorado racino initiative. The Second Amended Credit Agreement allows us to add back such non-recurring expense to EBITDA, as defined in the credit agreement, when calculating our debt covenants. We incurred $0.3 million of non-recurring expense during the quarter ended September 30, 2015, compared to $1.2 million in the same period of the prior year. Excluding the non-recurring expense items and share-based compensation, we incurred $4.1 million and $2.3 million of corporate expense during the quarters ended September 30, 2015 and 2014, respectively.

Net interest expense decreased $0.7 million, or 7.8%, as a result of costs associated with the second amendment to the New Credit Facility and the modification of the indenture governing the 2018 Notes.

The income tax benefit for the quarter ended September 30, 2015 was $0.6 million, and the income tax provision for the quarter ended September 30, 2014 was $0.3 million. During the quarter ended June 30, 2014, we evaluated our deferred tax assets and concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, recorded a valuation allowance of $13.6 million. Establishing the valuation allowance caused our effective income tax rate to vary significantly from the federal statutory rate and from our effective income tax rate for the quarters ended September 30, 2015 and 2014, respectively. The provision for income taxes was primarily due to amortization of indefinite-lived intangibles.

Table of Contents	35

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Corporate expense, excluding share-based compensation, increased by $2.7 million, or 25.9%, primarily as a result of increased payroll and benefits expense in the current period, as well as the expiration of our consulting agreement with the JW Marriott Resort on April 1, 2015. These items were partially offset by a decrease in expenses we incurred as part of activities that we do not consider part of regular operations. During the nine months ended September 30, 2015, such activities included evaluating proposals from Z Capital Partners, L.L.C. as well as other strategic alternatives and strategic initiatives, and searching for a new Chief Financial Officer. During the same period in 2014, such activities evaluating strategic initiatives, searching for a new CEO and reconstituting our Board, remediating a data breach and contributing to the industry’s opposition to the Colorado racino initiative. The Second Amended Credit Agreement allows us to add back such non-recurring expense to EBITDA, as defined in the credit agreement, when calculating our debt covenants. We incurred $1.9 million of non-recurring expense during the nine months ended September 30, 2015, compared to $3.1 million in the same period of the prior year. Excluding the non-recurring expense items and share-based compensation, we incurred $11.2 million and $7.3 million of corporate expense during the nine months ended September 30, 2015 and 2014, respectively.

Net interest expense increased $0.8 million, or 3.7%, as a result of costs associated with the second amendment to the New Credit Facility and the modification of the indenture governing the 2018 Notes. Also in relation to the second amendment to the New Credit Facility and the modification of the indenture governing the 2018 Notes, we expensed unamortized debt issuance costs of $0.2 million in the nine months ended September 30, 2014.

The income tax provision for the nine months ended September 30, 2015 and 2014 was $4.4 million, and $13.6 million, respectively. During the quarter ended June 30, 2014, we evaluated our deferred tax assets and concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, recorded a valuation allowance of $13.6 million. Establishing the valuation allowance caused our effective income tax rates for the nine months ended September 30, 2015 and 2014 to vary significantly from the federal statutory rate and from our effective income tax rate for the same period in 2015. The provision for income taxes was primarily due to amortization of indefinite-lived intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity.  The New Credit Facility permits us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business, and provides an accordion feature, whereby we may borrow up to an additional $80.0 million subject to certain terms and conditions, including compliance with a maximum leverage ratio (as defined in the Second Amended Credit Agreement).  We cannot assure you that, if required, we will be able to obtain the necessary approval for additional borrowing under our New Credit Facility.

We incur and pay interest on the Initial Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  Unamortized loan fees, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $7.0 million at September 30, 2015, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt. As of September 30, 2015, we remained in compliance with all covenants specified in the Second Amended Credit Agreement.

As more fully described in Note 8 to our financial statements, the Second Amended Credit Agreement requires us to make a mandatory repayment of amounts outstanding under certain circumstances. The agreement also requires that we deposit proceeds from the sale of non-core assets into an account subject to an account control agreement.

The New Credit Facility and the 2018 Notes contain various covenants which limit our ability to take certain actions including, among other things, our ability to:

•	incur additional debt;

Table of Contents	36

•	issue preferred stock;

•	pay dividends or make other restricted payments;

•	make investments;

•	create liens;

•	allow restrictions on the ability of restricted subsidiaries to pay dividends or make other payments;

•	sell assets; merge or consolidate with other entities; and

•	enter into transactions with affiliates.

                Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and of other equipment required to keep our facilities competitive. The Second Amended Credit Agreement potentially requires an annual principal prepayment based on excess cash flow (as defined in such agreement) calculated at the end of each calendar year.  For the year ended December 31, 2014, we were not required to make an excess cash flow repayment. The most significant components of our working capital are cash, prepaid expense, accounts payable and accrued expense.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets, smoking bans (particularly in Missouri where the bans are determined by municipalities) and other general business conditions.  We believe that we will have sufficient liquidity through available cash which, as of September 30, 2015, was $167.3 million, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $43.3 million through September 30, 2015, compared to $25.1 million provided through September 30, 2014. The increase in cash provided by operating activities was driven by the increase in net income and payment timing related to the elements of working capital. Net income during the nine months ended September 30, 2014 included income tax expense related to the deferred tax asset valuation allowance, which has no effect on cash flow.

Cash Flows from Investing Activities

Investing activities used $11.1 million through September 30, 2015, compared to using $10.3 million through September 30, 2014.  Net cash used in investing activities is primarily comprised of capital expenditures, which were $11.2 million and $10.4 million during the nine months ended September 30, 2015 and 2014, respectively.

Cash Flows from Financing Activities

Financing activities used $0.1 million and $11.6 million, respectively, during the nine months ended September 30, 2015 and 2014, which primarily represented repayments of long-term debt. The prior year period also includes approximately $2.9 million of fees paid in relation to the Second Amended Credit Agreement.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Table of Contents	37

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 30, 2015 (“2014 Form 10-K”), and as clarified in Note 2 to our financial statements in relation to our accounting for income taxes.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of September 30, 2015 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the New Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  At September 30, 2015, the principal amount of the related borrowings under our New Credit Facility was $182.7 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.8 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $375.0 million as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AFFINITY GAMING

Dated:	November 13, 2015	By:	/s/ Michael Silberling
		Name:	Michael Silberling
		Title:	Chief Executive Officer

Dated:	November 13, 2015	By:	/s/ Walter Bogumil
		Name:	Walter Bogumil
		Title:	Senior Vice President, Chief Financial Officer and Treasurer