Form 10-K
period 2015-12-31
Affinity Gaming
filed 2016-03-23
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
Commission File Number 000-54085

Affinity Gaming

Nevada	02-0815199
State of Incorporation	IRS Employer Identification Number

3755 Breakthrough Way, Suite 300 Las Vegas, Nevada 89135	702-341-2400
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2015, the aggregate market value of voting and non-voting common equity held by non-affiliates of Affinity Gaming could not be calculated as no established public trading market for our equity exists.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐
No established public trading market for our common stock currently exists. As of March 15, 2016, 20,377,247 shares of our common stock were outstanding.
Documents Incorporated By Reference
Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2016 annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our ability to attract and retain customers;

•	our expectation that customers will continue to face economic uncertainty and that their discretionary spending will remain at reduced levels in the near term;

•	expectations regarding the operation of slot machines and table games at our casino properties;

•	our expectation regarding the effects of our promotional campaigns and marketing program on reducing costs and improving operating margins;

•	our anticipation that growth will come from the improvement and expansion of our existing properties or through strategic acquisitions;

•	our ability to stabilize or improve cash flows from our properties by employing capital;

•	implementation of business initiatives, including mobile gaming, our player loyalty club and “A-Play” card;

•	implementation and results of key cost controls and expense savings programs, including player loyalty club points refinements, and minimum balances for redemptions;

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

Table of Contents	ii

predict. Important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements which may adversely affect our operations and ability to compete;

•	our ability to generate cash to service our substantial indebtedness which depends on many factors that we cannot control;

•	the impact of restrictions under, and results of noncompliance with, the terms of our credit agreement and notes indenture;

•	inherent construction project risks, which may hinder expansion and renovation projects;

•	rising gasoline prices;

•	intense competition;

•	extensive regulation from gaming and other government authorities;

•	changes to applicable gaming and tax laws;

•	severe weather conditions and other natural disasters that affect visitation to our casinos;

•	environmental contamination and remediation costs;

•	pending and potential litigation;

•	reductions in spending as a result of economic downturns and other factors;

•	changes in income tax, payroll tax and health care benefits laws;

•	additional gaming licenses being granted in or adjacent to jurisdictions where we operate;

•	breaches of our information systems resulting in loss or compromise of customer data;

•	changes in the smoking laws; and

•	other factors as described in “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

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

OUR COMPANY

We are a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos in four states—five in Nevada, three in Colorado, two in Missouri and one in Iowa. In addition to our diverse, multi-jurisdictional casino operations, we provided consulting services to the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas until that consulting arrangement expired on April 1, 2015.

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

OUR BUSINESS STRATEGY

We focus on providing an enticing entertainment option for value-oriented, high frequency customers. We also cater to drive-in tourist patrons whom we can entice to repeat their visits. Generating customer satisfaction and loyalty is critical to maintaining these high frequency patrons.

Local patrons typically are gaming customers who seek convenient locations that offer affordable dining and a pleasant atmosphere. Proximity and value initially attracts a customer to our casino properties. We seek to provide attentive customer service in a friendly, casual atmosphere with a clean, safe environment offering a wide selection of gaming options including slot machines and table games.

We anticipate that our growth will come from the improvement and expansion of our existing properties and through strategic acquisitions. Our key focus remains on increasing the operating margins of our existing properties through a combination of stringent expense management and competitive market-based pricing. We continuously review the operating performance of each of our properties to assess the feasibility of enhancing their performance through targeted marketing campaigns designed to competitively reward our repeat customers, and expense management programs. We also assess growth opportunities through capital investments in our properties. In doing so, we analyze the anticipated relative costs and benefits of the project or capital expenditure under consideration against the availability of cash flows generated through operations and available debt financing along, with competitive and other relevant factors.

Table of Contents	1

OUR PROPERTIES

Casino Operations

The majority of our casino properties focus on local customers, with an emphasis on slot machine play. The following table summarizes our casino operations as of December 31, 2015:

Property	Location	Year Built[1]	Acres	Gaming Square Feet	Slots	Table Games	Hotel Rooms	Parking Spaces
Nevada
Primm Valley	Primm	1990	63	38,000	754	26	626	1,100
Buffalo Bill’s	Primm	1994	61	62,000	856	28	1,243	2,960
Whiskey Pete’s	Primm	1977	80	36,000	551	10	779	1,897
Silver Sevens	Las Vegas	2006	12	25,000	817	8	327	885
Rail City	Sparks	2007	8	24,000	852	5	—	541
Total Nevada			224	185,000	3,830	77	2,975	7,383
Midwest
St Jo Frontier	St. Joseph, MO	2005	48	13,000	509	10	—	636
Mark Twain[2]	LaGrange, MO	2001	21	18,000	636	13	—	591
Lakeside [2]	Osceola, IA	2005	214	36,000	905	12	150	1,298
Total Midwest			283	67,000	2,050	35	150	2,525
Colorado
Black Hawk Casinos	Black Hawk, CO	[3]	4	36,400	1,049	19	—	717
Total			511	288,400	6,929	131	3,125	10,625

(1)    This column presents the year the property was built or most recently remodeled.
(2)    Mark Twain and Lakeside also have 8 and 47 RV spaces, respectively.
(3)    Golden Mardi Gras Casino, Golden Gulch Casino and Golden Gate Casino were built or remodeled in 2000, 2003 and 1992, respectively.

Nevada Casinos

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

Primm Valley. Primm Valley offers a race and sports book operated by a third party and 21,000 square feet of convention space. Primm Valley has a full-service coffee shop operated by a third party, an Original House of Pancakes, a buffet and the GP Steakhouse. The resort has a swimming pool and a 13,000 square foot full-service spa. Primm Valley is connected to the “Fashion Outlets of Las Vegas,” a retail complex owned by a third party which houses over 100 designer outlet stores,

Table of Contents	2

including a Williams Sonoma Outlet store, Coach, Tommy Bahama, and Banana Republic factory outlet stores. A Chevron gas station and convenience store and a Texaco gas station are also located on site.

Buffalo Bill’s. Buffalo Bill’s offers a race and sports book operated by a third party, a Denny’s operated by a third party, a buffet and a Mexican restaurant. The western-themed property also has extensive entertainment amenities, including the 6,800 seat “Star of the Desert” arena, which features a variety of entertainment throughout the year. Buffalo Bill’s has a roller coaster, as well as water park log rides, a pool, a movie theater and a midway-style arcade.

Whiskey Pete’s. Whiskey Pete’s offers two full-service bars, a travel center branded with Flying J diesel fuel and Chevron gasoline, a full-service coffee shop operated by a third party, a weekend buffet, a McDonald’s restaurant, an International House of Pancakes, an 8,000 square foot special events and concert venue with 650 seats, and a swimming pool.

Silver Sevens

Silver Sevens Hotel & Casino in Las Vegas, Nevada (“Silver Sevens”), has a race and sports book operated by a third party, a 195-seat bingo facility, a buffet and a 24-hour café. Silver Sevens is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip. Silver Sevens’ favorable location also has made it popular with Strip casino employees. Although not a tourist destination due to the limited number of rooms, the property receives some tourist traffic through the casino due to its proximity to the airport, the Las Vegas Strip, the University of Nevada - Las Vegas and the Las Vegas Convention Center.

Rail City

Rail City Casino in Sparks, Nevada (“Rail City”) has live keno, a sports book operated by a third party, a 24-hour family-style restaurant, a buffet and an ale house and brew pub.

Midwest Casinos

St Jo

The St Jo Frontier Casino (“St Jo”), a riverboat casino located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, offers a coffee-shop-style restaurant/buffet and lounge, as well as an additional bar and snack bar in the casino and 2,400 total square feet of conference and meeting space. The casino and its amenities have a locally-popular western theme based on St. Joseph’s heritage as the founding location and headquarters of the Pony Express. St Jo owns 48 acres of land, 30 acres of which are undeveloped.

Mark Twain

Mark Twain Casino (“Mark Twain”), a riverboat casino located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, offers a coffee shop style restaurant/bar and an additional bar in the casino. The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

Lakeside

Lakeside Casino Resort (“Lakeside”), a riverboat casino located on West Lake in Osceola, Iowa, 40 miles southwest of Des Moines, offers 10,000 square feet of conference and meeting facilities that may also be used for concerts, a fitness center, an outdoor concert/entertainment venue, an indoor pool and exercise room, and a gift shop. In addition, Lakeside has a coffee-shop-style restaurant/buffet and lounge located in the main lobby, two bars located in the casino, a convenience store and a Pilot truck stop and gas station located adjacent to the casino. Lakeside owns approximately 119 acres of land, of which 50 acres are undeveloped. Lakeside also leases approximately 95 acres surrounding West Lake from the City of Osceola, Iowa and its water works board.

Table of Contents	3

Black Hawk Casinos

The Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino together, the (“Black Hawk Casinos”) are located in close proximity to one another along a half-mile strip of casino and casino-hotel properties in the historic mining town of Black Hawk, Colorado. The Black Hawk Casinos collectively offer three restaurants, four bars, a Dunkin’ Donuts kiosk and one of the only parking garages in the market, offering 693 spaces. The casinos are well-positioned within the market with their large parking garage located in the center of the main gaming district at a key intersection between other properties.

COMPETITION

Nevada Market

Our properties in Primm compete for value-oriented customers with casinos in the Las Vegas market and outside of the Las Vegas market in places like Henderson, Jean, Laughlin and Mesquite, Nevada. The Primm casinos also compete with Native American properties in Southern California, which have become an increasingly attractive alternative for California customers seeking Las Vegas style casinos. Our Primm casinos rely heavily upon the number of customers they can draw from Interstate 15, which stretches between Las Vegas, Nevada and Los Angeles, California. We compete with other gaming companies as well as other hospitality companies which provide accommodations and amenities for leisure and business travelers. In many cases, our competitors have greater name recognition and financial resources to reinvest in their properties; they offer similar restaurant, entertainment and other amenities and they target the same demographic group we target. The proximity of Native American casinos to our Primm properties, including the threat of new market entrants in areas such as Barstow, California, could significantly impact our business.

Silver Sevens primarily competes for local gaming customers with other locals-oriented casino/hotels in Las Vegas. We believe Silver Sevens also competes with the smaller, value-oriented Strip hotel/casino properties. Silver Sevens competes on the basis of convenience of location, a more personalized approach to customer service, casino promotions, and the availability, comfort and value of restaurants and hotel rooms.

Rail City operates in the Reno/Sparks market, and competes for local gaming customers with other locals-oriented casinos and casino/hotels. The Reno/Sparks market is characterized by intense competition among casinos. Many of our direct competitors in the Reno market have greater facility and amenity offerings than we do.

Midwest Market

Each of Lakeside, Mark Twain and St Jo competes for local gaming customers with other casinos in their respective markets.

Lakeside is located along Interstate 35, approximately 45 miles southwest of Des Moines, Iowa. Its primary competitors are the Prairie Meadows Casino, the Riverside Casino and Golf Resort, and the Meskwaki Bingo Casino Hotel. The Prairie Meadows Casino is located in the Altoona/Des Moines market approximately 60 miles from Lakeside, and approximately 10 miles northeast of Des Moines. Riverside Casino and Golf Resort is located in Riverside, Iowa, approximately 175 miles from Osceola. The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside. In August 2015, a new casino and hotel opened in Jefferson, Iowa, approximately 70 miles northwest of Des Moines.

Mark Twain, in LaGrange, Missouri, is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois and approximately 25 miles from Hannibal, Missouri. The closest casino to Mark Twain is the Catfish Bend Casino, located in Burlington, Iowa, which is approximately 75 miles from LaGrange. Local customers also frequent the the St. Louis, Missouri casinos in addition to our facility. Illinois has approved the addition of video lottery terminals (“VLTs”) in bars throughout the state. The expansion of VLTs in Illinois has adversely affected the results of operations at Mark Twain.

St Jo is approximately 50 miles north of Kansas City, Missouri. St Jo primarily targets residents of St. Joseph, Missouri and is the only casino in St. Joseph. However, St Jo competes indirectly with five casinos in and around Kansas City. To a lesser

Table of Contents	4

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

Colorado Market

Our Black Hawk casinos compete with approximately 25 other gaming operations located in the Black Hawk/Central City gaming market. The Black Hawk/Central City gaming market is insulated from other casino gaming markets, with no casinos within 50 miles. In the past, proposals have been made for the development of Native American, racetrack and video lottery terminal casinos throughout the state. Neither the state’s electorate nor the state’s legislature has adopted any of these proposals; however, their proponents persist in their efforts, and we anticipate the challenges created by them to continue. Any form of additional gaming authorized in the Denver metropolitan area would adversely affect the Black Hawk Casinos.

INTELLECTUAL PROPERTY

While our business as a whole is not substantially dependent on any one mark or combination of marks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations through the use of intellectual property laws. We file applications for and obtain trademarks and service marks in the United States. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.

We own or have applied for, among others, the following registered trademarks and respective design logos: “Affinity Gaming,” “A-Play,” “A-Play Connect,” “Silver Sevens,” “Buffalo Bill's Resort & Casino,” “Desperado,” “Primm Center,” “Primm Valley Casino Resorts,” “Primm Valley Lotto Store,” “Primm Valley Resort & Casino,” “Star of the Desert Arena,” “Whiskey Pete's,” “Whiskey Pete's Hotel Casino,” “Rail City,” “Rail City Ale House,” “Golden Mardi Gras Casino,” “Golden Gates Casino,” and “Golden Gulch Casino.”

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

ENVIRONMENTAL LAWS

In 2011, during the excavation phase at the site of our Whiskey Pete’s travel center, we encountered several contaminated underground sites on the property which required soil remediation and groundwater testing. Much of the contamination resulted from underground fuel storage tanks which served a gas station operated more than 35 years ago, as well as from abandoned underground fuel lines. We also began testing at the direction of the Nevada Division of Environmental Protection to determine the extent to which the contamination has affected the groundwater, and we have agreed to continue monitoring the groundwater for a period of at least two more years.

Table of Contents	5

Through December 31, 2015, we have incurred approximately $4.0 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. We received $1.0 million from our insurer in 2013, $0.6 million in 2014 and $0.3 million in 2015. Additionally, we may be required to make additional expenditures to remain in, or to achieve, compliance with environmental laws in the future and such expenditures may be material.

GOVERNMENTAL REGULATION

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the state and local jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, employees and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations we are subject to is included in Exhibit 99.1 to this annual report, which is incorporated herein by reference.

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

COMPETITIVE STRENGTHS

Diversified Asset Portfolio

As previously noted, our casino operations consist of 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. As of December 31, 2015, our casinos offered 6,929 slot machines and 131 table games in four states.

Stabilized Portfolio

We worked hard to manage our portfolio through the recent economic downturn, expending great effort to improve efficiency and increase profitability in markets which have experienced stagnant to decreasing total revenue. We have also focused on making modest investments in capital projects intended to stabilize or improve the cash flow from our properties.

MARGIN-ENHANCEMENT PROGRAMS

Marketing

•	Reduce mail program size to reduce cost and focus offers on higher net worth customers

•	Direct reinvestments into the player loyalty club have been re-evaluated to focus promotional spend to enhance profitability

•	Market based pricing on food, beverage and fuel

•	Implementation of yield management on our hotel portfolio

Payroll and Related

•	Full-time employees and related payroll expense are closely monitored across the enterprise to minimize operating expenses and maximize operating margins

Table of Contents	6

Key Cost Controls

•	Player loyalty club point refinements to redemption periods, minimum balance for redemptions

•	Cost of sales reduction

•	Energy efficiency projects implemented across the portfolio to reduce energy costs

•	Outsourced restaurants to strategically-branded third parties

•	Payroll efficiencies

HIGH-LEVEL BUSINESS STRATEGY

During 2012 and 2013, our management team divested of non-core operations and invested in the strengths of the organization. The divestitures of six smaller Nevada casinos and slot route during that period freed up capital and management time to focus on the efficient operation of core assets and profitable growth opportunities including the Black Hawk Casinos acquired in 2012. Management is committed to selectively seeking development and expansion opportunities, including entering into new markets, investing in existing operations where it sees opportunities to promote growth, and leveraging its established platform to grow revenue through management and consulting contracts. We will continue to evaluate opportunities to further diversify our portfolio, maximize profits from existing operations, incorporate business intelligence, efficiently allocate capital and strategically hire skilled and experienced individuals for key positions.

REFINANCING TRANSACTIONS

On May 9, 2012, we (i) issued $200.0 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”), and (ii) borrowed under our new Credit Agreement, dated May 9, 2012 (the “Credit Agreement”), which provides for a $200.0 million term loan (the “Initial Term Loan”) due in 2017, the entirety of which the lenders disbursed to us on the closing date of the Credit Agreement, and a $35.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Initial Term Loan, the “New Credit Facility”) which remained undrawn on the closing date of the Credit Agreement. Approximately $38.6 million of cash from the issuance of the 2018 Notes and our borrowings under the New Credit Facility remained after we paid related transaction expense and repaid all of our previously outstanding credit facility.

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

Table of Contents	7

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR INDEBTEDNESS

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2015, we had $382.7 million of debt outstanding, excluding unamortized debt issuance costs and issue discount and including $200 million outstanding under the 2018 Notes and $182.7 million of secured debt outstanding under our Initial Term Loan.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

Table of Contents	8

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our New Credit Facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

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

Table of Contents	9

able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks described above.

Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture governing the 2018 Notes do not fully prohibit us or our subsidiaries from incurring such additional indebtedness. In addition, the indenture governing the 2018 Notes allows us to issue additional notes under the indenture and will allow us to incur certain other secured indebtedness. Our New Credit Facility allows us to (i) increase the aggregate amount of term loans and/or revolving loans by an amount not to exceed $80 million in the aggregate, (ii) incur capital lease obligations and purchase money indebtedness for fixed or capital assets in an aggregate amount not to exceed $50 million (with such indebtedness being secured by the assets leased or acquired), and (iii) incur other indebtedness in an amount not to exceed $5 million, of which only $1 million may be secured by a lien on our property or assets. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

Table of Contents	10

Issuance of equity interests to our executive officers and directors will dilute our equity holders.

The Compensation Committee of our Board approved the Affinity Gaming Amended and Restated 2011 Long-Term Incentive Plan (the “2011 LTIP”). We grant awards of stock options, restricted common stock, or both, under the 2011 LTIP as incentive to employees, officers, directors and consultants. The issuance of restricted common stock shares or of common stock shares underlying exercised options will dilute the percentage ownership of any holders of our common stock shares. At December 31, 2015, 377,247 shares of restricted common stock shares and options to purchase 330,605 shares of our common stock shares remain outstanding under the 2011 LTIP and awards with respect to 1,292,148 shares remained available for future issuance.

RISKS RELATED TO OUR BUSINESS

The failure to maintain a regular schedule of capital improvements, whether that includes expansion or renovation projects, could put us at a competitive disadvantage, and our expansion and renovation projects may face significant risks inherent in construction projects.

Our casino and casino/hotel properties have an ongoing need for renovations and other capital improvements, including the occasional replacement of components of the building, furniture, fixtures and equipment, to remain competitive. Applicable laws and regulations may also require us to make capital expenditures.

Renovations and other capital improvements of the casino properties usually reduce cash flow while work is underway, and may require large capital expenditures. We may not be able to fund such projects solely from cash provided from operating activities; therefore, we may have to rely upon the availability of debt or equity financing for project funding. Project funding will be limited if we cannot obtain satisfactory debt or equity financing, which will depend upon market conditions, among other factors. We cannot provide assurance that we will be able to obtain debt or equity financing for project funding on favorable terms.

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

In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon estimates, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

Although we design our projects to minimize disruption of our existing business operations, expansion and renovation projects require, from time to time, all or portions of affected existing operations to be closed or disrupted. Any significant disruption in operations of a property could have a significant adverse effect on our business, financial condition and results of operations.

We have significant deferred capital at our Primm casinos and other factors may create deferred capital expenditure needs which we may not be able to fully address. Addressing deferred capital needs may adversely affect our ability to complete renovations and other capital improvements at our casino and casino/hotel properties. Our failure to maintain a regular schedule of capital improvements, whether the failure is caused by lack of financing or by other factors, may put us at a competitive disadvantage which would have an adverse effect on our results of operations.

Table of Contents	11

Our operations, and the gaming industry as a whole, are particularly sensitive to reductions in consumer spending as a result of downturns in the economy and other factors.

The gaming industry as a whole is highly sensitive to consumers' disposable incomes, and a general decline in economic conditions, including businesses downsizing their workforces for various reasons, and the increased cost of health insurance as a result of the Patient Protection and Affordable Care Act may lead to our potential customers having less discretionary income with which to wager. Many of our customers have also experienced the impact of high unemployment rates and reduced housing values as a result of the Great Recession. These developments lead to a reduction in revenue and materially adversely affected the operating results of our properties. Recently, we are seeing improving economies in our local and regional markets. In addition, further reductions in discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset additional declines in revenue.

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

Southern California provides the largest number of customers for the Primm Casinos, including a large number of customers who drive to Las Vegas from the San Bernardino and Barstow areas. The expansion of Native American casinos in California, Oregon and Washington impacted casino revenue in Nevada in general, and further expansion may have a significant impact on the markets in which the Rail City and our Primm casinos operate.

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

During the ordinary course of operating our businesses, we will occasionally be subject to litigation claims and legal disputes. Without limitation, such claims and legal disputes may include contract, lease, employment and regulatory claims, as well as claims made by visitors to our properties. Certain litigation claims may not be covered entirely or at all by our insurance policies, or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention.

Table of Contents	12

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

We may also decide to divest certain assets, businesses or brands which do not meet our strategic objectives or growth targets, such as with the sale of our slot route, two Pahrump, Nevada casinos and our Searchlight, Nevada casino in February 2012 and the sale of the Sands Regency, Gold Ranch Casino and Dayton Casino in January 2013. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability, either as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities which are not assumed by the acquirer which may negatively impact profitability subsequent to any divestiture. We may also be required to recognize impairment charges as the result of a divesture.

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

Table of Contents	13

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

Our operations may be adversely impacted by increases in energy prices or utility availability.

The casino properties use significant amounts of electricity, natural gas and water. Although no utility shortages have been experienced, any such occurrences or other events which cause energy price increases in the geographic areas in which we operate could result in a decline in the disposable incomes of potential customers and a corresponding decrease in visitation and spending at our casino operations along with increased operational costs for usage, which could negatively impact revenue.

A write-off of all or a part of our identifiable intangible assets or goodwill would hurt our operating results and reduce our net worth.

Under generally accepted accounting principles, we review our identifiable intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate their carrying value may not be recoverable. Factors which may be considered a change in circumstances, indicating that the carrying value of our goodwill or other identifiable intangible assets may not be recoverable, include a sustained decline in the value of shares of our common stock, reduced future cash flow estimates, a disposal of a portion of our business and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other identifiable intangible assets is determined, negatively impacting our results of operations and stockholders’ equity. During the fourth quarter of 2015, we recognized an impairment of goodwill totaling $20.2 million primarily due to reduced cash flow projections at our Black Hawk Casinos.

As of December 31, 2015, we had $124.0 million of total identifiable intangible assets, as well as $48.3 million of goodwill, which represented approximately 8% of our total assets. We amortize definite-lived intangible assets such as customer loyalty programs based on estimated useful lives. We do not amortize indefinite-lived intangible assets, such as gaming license rights in jurisdictions where a limited number of licenses are issued. As of December 31, 2015, definite-lived intangible assets totaled $4.2 million and indefinite-lived intangible assets totaled $119.9 million.

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

Our success is substantially dependent upon the efforts and skills of our senior executives: Michael Silberling, our Chief Executive Officer, joined us in August 2014 and Walter Bogumil, our Senior Vice President, Chief Financial Officer and Treasurer, joined us in March 2015. In addition, in February 2015, our Senior Vice President, General Counsel and Secretary, Marc H. Rubinstein, transitioned from an employment to a consultant relationship. In February 2016, we appointed Jeffrey Solomon as Senior Vice President and Chief Operating Officer. The loss of the services rendered by any of these senior executives could adversely affect our operations. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. A failure to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

Table of Contents	14

If we are unable to protect the security of confidential customer information, including credit card data, we could be exposed to data loss, litigation and liability and our reputation could be significantly harmed.

We rely on information technology and other systems to maintain and transmit personal customer information, credit card transactions, mailing lists and reservations information. In connection with credit card sales, we transmit confidential credit card information using tokenization technology and the encrypted information is stored in our systems. Third parties may have the opportunity, technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, regulatory sanctions, litigation and liability and could seriously disrupt our operations, and any resulting negative publicity could significantly harm our reputation. We maintain an insurance policy which provides $5.0 million of coverage, subject to a $250,000 deductible, for information system breaches; however, we cannot provide absolute assurance that the coverage will be sufficient to cover all claims arising from a breach of our systems, including any assessments imposed by the payment card industry.

In late 2013, we learned that our payment processing system had become infected by malware, which resulted in a compromise of credit card and debit card information belonging to individuals who used their cards at restaurants, hotels and gift shops at our facilities between March 14 and October 16, 2013. As of November 14, 2013, our forensics expert advised us that our credit card processing systems were free of functioning malware. In April 2014, we learned that another unauthorized intrusion and installation of malware compromising the credit card processing environment had occurred. We then hired a different professional forensics investigation firm to conduct a thorough investigation of the more recently discovered event, and the security of our information technology environment as it related to both incidents. As a result of the investigation, we have reason to believe that credit card and debit card information from individuals who used their cards at restaurants, hotels and gift shops at our properties between December 7, 2013 and April 28, 2014, may have been compromised. We have encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure.

As of December 31, 2015, we have incurred $1.2 million in expense, including insurance deductibles, for the two security breaches. We do not expect to incur additional material expenses that are not covered by insurance. However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although the investigation has concluded, we have not received all of the assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. Several states attorneys general also continue to investigate the incidents.

We face extensive regulation from gaming and other government authorities.

Licensing requirements. As owners and operators of gaming facilities, we are subject to extensive state and local regulations in Nevada, Iowa and Missouri and Colorado. Certain approvals from gaming authorities must be obtained before we can take certain actions with respect to our properties in these jurisdictions. In addition, the Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission require us and our subsidiaries to obtain gaming licenses, and require our officers, key employees and business entity affiliates to demonstrate suitability to hold gaming licenses. State and local gaming authorities may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency. They may also levy substantial fines against us or our subsidiaries or the entities or individuals involved in violating any gaming laws or regulations. The violation of any such state and local regulations could have a material adverse effect on our business, financial condition and results of operations.

Restrictions on capital raising. Any future public offering of debt or equity securities by us will require review of and approval by the Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission. The Missouri Gaming Commission also requires notice of the intended incurrence of any private debt exceeding $1 million and reserves the right to elect to have prior review and approval.

Restrictions on change of control transaction. Changes in the control of Affinity Gaming through merger, consolidation, equity or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person

Table of Contents	15

obtains control, may not occur without the approval of the Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission. The Nevada Gaming Commission, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission and the Colorado Limited Gaming Control Commission may also require the equity holders, officers, directors and other persons having a material relationship or involvement with the entity acquiring control to be investigated and licensed as part of the approval process relating to the transaction. These requirements to be found suitable to hold our voting securities may discourage or delay trading of our securities and, in particular, change of control transactions.

Taxation. We expect to pay substantial taxes and fees in connection with our operations as a gaming company. From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of those laws affecting the gaming industry. It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws. If adopted, changes to applicable tax laws could have a material adverse effect on our business, financial condition and results of operations. Due to the continued pressures on the state legislatures to address shortfalls in their budgets associated with the current economic situation, there may be more support to look to increased taxation which could affect all of our gaming properties directly, or indirectly by taxing our customers. Any increase in taxes would have a material adverse effect on our business, financial condition and results of operations.

Potential changes in legislation and regulation of our operations. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate, among other changes to laws, regulations and procedures applicable to us. Any such change to the regulatory environment or the adoption of new federal, state or local government legislation could have a material adverse effect on our business. For example, although not permitted at casino locations in Colorado, smoking is currently permitted at casino locations in Nevada, Missouri, and Iowa, and from time to time, bills which would restrict or ban smoking in casinos are introduced in state legislatures and in city/town councils. New anti-smoking laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations. In addition, global climate change issues have received an increased focus on the federal and state government levels, which could potentially lead to additional environmental rules and regulations that result in increased costs to motor vehicle drivers, which may result in fewer drive-in tourists, adversely impacting our operations and financial condition. The ultimate impact on our business of any new regulation would be dependent upon the specific rules adopted, and we cannot predict the effects of any such regulation at this time.

Compliance with other laws. We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws, regulations and permits that govern the serving of alcoholic beverages and the smoking of tobacco products. Any changes to these laws could have a material adverse effect on our business, financial condition and results of operations.

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

Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability. Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity’s securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

•	pays that person any dividend or interest upon the securities;

•	allows that person to exercise, directly or indirectly, any voting ownership right conferred through securities held by that person;

•	pays remuneration in any form to that person for services rendered or otherwise; or

Table of Contents	16

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

We are subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. Additionally, as an owner or operator, and the supplier of water to the Primm properties and adjacent outlet mall, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

For example, in 2011, during excavation at the site of our second travel center in Primm, Nevada, we encountered several contaminated underground sites which required soil remediation and groundwater testing. Much of the contamination resulted from underground fuel storage tanks related to a gas station operated more than 35 years ago, as well as from abandoned underground fuel lines. We also began testing at the direction of the Nevada Division of Environmental Protection to determine the extent to which the contamination has affected the groundwater, and we have agreed to continue monitoring the groundwater for a period of at least two more years. Through December 31, 2015, we have incurred approximately $4.0 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. We received $1.0 million from our insurer in 2013, $0.6 million in 2014, and $0.3 million in 2015. We may be required to make additional expenditures to remain in, or to achieve, compliance with environmental laws in the future and such expenditures may be material.

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

Adverse winter weather conditions in Colorado, the Midwest, the Sierra Nevada Mountains and Reno-Lake Tahoe area have had, and could in the future have, a material adverse effect on our results of operations and financial condition.

Adverse winter weather conditions, particularly snowfall, can deter customers of Rail City, the Midwest casinos and Colorado casinos from traveling or make it difficult for them to frequent our facilities. For example, we experienced severe weather conditions in the winter of 2013, which negatively impacted visitation and results of operations. If these locations were to experience prolonged adverse winter weather conditions, the results of operations and financial condition of these casinos could also be materially adversely affected, thereby adversely affecting our overall results of operations and financial condition.

Table of Contents	17

Riverboats and dockside facilities are subject to additional risks that may adversely affect their operations.

We own and operate riverboat and dockside casino facilities, which are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, extended or extraordinary maintenance, flood or other severe weather. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations. We have experienced road closures related to flooding that have restricted access to our dockside facilities and riverboats at intermittent periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal properties consist of the following:

NEVADA

Corporate Office

We lease our corporate office space. The seven-year lease commenced on May 1, 2012, and includes the option to renew the lease for two additional 5-year terms.

Buffalo Bill's, Whiskey Pete's and Primm Valley

We lease approximately 180 acres of land on which Buffalo Bill's, Whiskey Pete's and Primm Valley are located in Primm, Nevada. The lease ends on June 30, 2043, with an option to renew the lease for one additional 25-year term. An independent third party leases and manages two 18-hole Tom Fazio golf courses with a full-service restaurant and club house near our properties. Another third party leases and manages a retail outlet mall adjacent to the Primm Valley Resort. Additionally, we own approximately 16 acres of land adjacent to the leased parcels.

Silver Sevens

We own the 12-acre site in Las Vegas on which Silver Sevens is located.

Rail City

We own the land and building on which Rail City is located in Sparks, Nevada. The Rail City Casino sits on approximately 8 acres.

MIDWEST

St Jo

We own a total of 48 acres of land in St. Joseph, Missouri. We also own the building and improvements on the developed portion of this land where certain facilities of St Jo are located.

Mark Twain

We own a total of approximately 18 acres of land in LaGrange, Missouri. We also own the building and improvements on the developed portion of this land where certain facilities of Mark Twain are located. We also lease a very small parcel of land adjacent to the property from the city of LaGrange.

Table of Contents	18

Lakeside

We own a total of approximately 119 acres of land in Osceola, Iowa, which includes the land on which certain facilities of Lakeside are located, including the hotel, convention facilities, and RV park. We lease the use of West Lake and an additional 95 acres of land surrounding West Lake from the City of Osceola, Iowa and its water works board. The lease expires on May 19, 2019, and we have an option to extend for six additional successive terms of five years each. We lease 11 acres of the land we own adjacent to our facility, to Pilot for operation of a Pilot branded truck stop and gas station.

COLORADO

Black Hawk Casinos

We own a total of approximately 4 acres in Black Hawk, Colorado on which the Golden Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, all in close proximity to one another, operate and on which a parking structure and surface parking lot are located.

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

At December 31, 2015, 330,605 shares of our common stock were subject to options related to our share-based compensation plan. Each option is convertible into one share of our common stock upon exercise, and the holder could sell each such share of common stock pursuant to Rule 144 of the Securities Act of 1933.

HOLDERS OF COMMON STOCK

We had 58 holders of record of our common stock as of March 15, 2016.

Table of Contents	19

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

Table of Contents	20

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2015
The following table presents certain information as of December 31, 2015 regarding the Affinity Gaming Amended and Restated 2011 Long Term Incentive Plan (“2011 LTIP”). Our shareholders authorized our Board to design a plan under which the Board can issue equity awards collectively representing as many as 2,000,000 shares of our common stock to our officers, directors, employees and consultants. The Board approved such a plan, our 2011 LTIP, in March 2011, as amended in November 2014. As of December 31, 2015, the Board had only issued stock options and restricted stock shares under our 2011 LTIP.

Plan category	Restricted Stock Shares Awarded and Outstanding	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under 2011 LTIP
Approved by security holders	377,247	330,605	$10.24	1,292,148
Not approved by security holders	—	—	$—	—

As of December 31, 2015, 63,610 options and 294,957 restricted stock shares had vested.

ISSUER SALES OF EQUITY SECURITIES

During 2015, we did not conduct any unregistered sales of our equity securities, nor did we have any repurchase plan or program under which shares may yet be purchased.

ISSUER PURCHASES OF EQUITY SECURITIES

We neither purchased any shares of our common stock during the fourth quarter nor have we made any plans or established any programs to purchase any shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth a summary of our selected consolidated historical financial data from continuing operations as of and for the periods presented (in thousands). We derived the summary consolidated historical balance sheet data as of December 31, 2015 and 2014, and the summary historical consolidated data for results of operations for the years ended December 31, 2015, 2014 and 2013, from our audited consolidated financial statements included elsewhere in this 2015 Form 10-K. We derived the summary consolidated historical balance sheet data as of December 31, 2012, and 2011, and the summary historical consolidated data for results of operations for our year ended December 31, 2012 and 2011, from audited consolidated financial statements not included in this 2015 Form 10-K.

We adjusted certain amounts in the prior years’ financial information from the amounts originally reported in the respective Forms 10-K to account for discontinued operations and to account for the reclassification of cash incentives to conform to the 2015 presentation.

Table of Contents	21

You should read this information together with the information included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our historical consolidated financial statements and related notes included elsewhere in this 2015 Form 10-K. For a discussion of matters affecting comparability of our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net revenue	$393,300	$385,902	$389,774	$402,376	$377,867
Income (loss) from continuing operations	$(13,096)	$(23,677)	$(991)	$4,634	$7,872

	December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$157,779	$135,175	$140,857	$126,873	$45,956
Total assets	603,734	614,178	637,944	651,922	603,740
Total debt [1]	377,057	374,701	383,999	396,716	348,400
Owners’ equity	$170,259	$182,455	$204,519	$207,130	$206,235

1 Net of original issue discount and unamortized debt issuance costs incurred with lenders.

Table of Contents	22

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, Iowa and Colorado. Casino operations as of December 31, 2015 included the following wholly-owned casinos (by segment):

Nevada
Primm Valley Casino, Resort & Spa	Primm, NV	(“Primm Valley”)
Buffalo Bill’s Resort & Casino	Primm, NV	(“Buffalo Bill’s”)
Whiskey Pete’s Hotel & Casino	Primm, NV	(“Whiskey Pete’s”)
Silver Sevens Hotel & Casino	Las Vegas, NV	(“Silver Sevens”)
Rail City Casino	Sparks, NV	(“Rail City”)

Midwest
St Jo Frontier Casino	St. Joseph, MO	(“St Jo”)
Mark Twain Casino	La Grange, MO	(“Mark Twain”)
Lakeside Hotel & Casino	Osceola, IA	(“Lakeside”)

Colorado
Golden Mardi Gras Casino	Black Hawk, CO	(“Golden Mardi Gras”)
Golden Gulch Casino	Black Hawk, CO	(“Golden Gulch”)
Golden Gate Casino	Black Hawk, CO	(“Golden Gate”)

As of December 31, 2015, casino operations collectively offered approximately 288,400 square feet of gaming space with approximately 6,929 slot machines and 131 table games, while lodging operations offered approximately 3,125 hotel rooms.

We also provided consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, until the expiration of our consulting agreement with Hotspur on April 1, 2015. Hotspur previously paid us a fixed annual fee in monthly installments.

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

Table of Contents	23

Outlook

Recent improvement in consumer confidence, employment data and other macroeconomic indicators are viewed as positive for regional gaming operations. However, potential changes to federal and state tax rates, payroll taxes, the cost of health care, and other uncertainty related to ongoing political deadlock on fiscal issues are expected to continue to affect our business. Many of our customers continue to face uncertainty, and we expect that discretionary spending will remain at reduced levels over the near term. However, we believe that our strategy of offering value-oriented, friendly, convenient locations with consistent marketing programs and service supports our business growth efforts. Perceived value, customer satisfaction and loyalty are critical to our success.

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

Table of Contents	24

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

RESULTS OF OPERATIONS

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenue
Nevada	$233,202	$226,523	$230,651
Midwest	122,527	121,374	121,990
Colorado	37,571	38,005	37,133
Total net revenue	$393,300	$385,902	$389,774

Adjusted EBITDA
Nevada	$40,249	$26,182	$28,609
Midwest	38,738	34,130	37,041
Colorado	5,279	4,593	8,322
Corporate and other	(18,681)	(14,359)	(11,064)
Total Adjusted EBITDA	$65,585	$50,546	$62,908

Table of Contents	25

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Year Ended December 31, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Goodwill and Other Impairments	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$40,249	$(14,883)	$—	—	$12	$25,378
Midwest	38,738	(7,682)	—	—	—	31,056
Colorado	5,279	(5,264)	—	(20,229)	(58)	(20,272)
Corporate and other	(18,681)	(1,199)	(1,206)	—	(255)	(21,341)
Continuing operations	$65,585	$(29,028)	$(1,206)	(20,229)	$(301)	$14,821

	Year Ended December 31, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$26,182	$(14,650)	$—	$448	$11,980
Midwest	34,130	(7,582)	—	—	26,548
Colorado	4,593	(5,124)	—	—	(531)
Corporate and other	(14,359)	(1,223)	(455)	(24)	(16,061)
Continuing operations	$50,546	$(28,579)	$(455)	$424	$21,936

	Year Ended December 31, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Loss on Impairment of Assets	Operating Income from Continuing Operations
Nevada	$28,609	$(14,729)	$—	$(3,125)	$(165)	$10,590
Midwest	37,041	(7,023)	—	(3,100)	—	26,918
Colorado	8,322	(5,058)	—	—	—	3,264
Corporate and other	(11,064)	(999)	(1,169)	1,459	—	(11,773)
Continuing operations	$62,908	$(27,809)	$(1,169)	$(4,766)	$(165)	$28,999

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overall. We recorded net revenue from continuing operations of $393.3 million during 2015, compared to net revenue from continuing operations of $385.9 million during 2014, an increase of $7.4 million, or 1.9%. Adjusted EBITDA was $65.6 million during 2015, compared to $50.5 million during 2014, an increase of $15.0 million, or 29.8%. Adjusted EBITDA,

Table of Contents	26

excluding corporate expense, increased $19.4 million, or 29.8%. These increases were primarily due to our continuing efforts to analyze the effectiveness of our promotional campaigns and refine our marketing programs, which have had the effect of reducing costs and driving more profitable play on the gaming floor.

Nevada. Nevada operations include our three Primm casinos, Silver Sevens and Rail City. In addition to casino, lodging and food and beverage operations, our results from Primm include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for approximately 60% of our gross revenue from continuing operations during each of the years ended December 31, 2015 and 2014.

In our Nevada segment, net revenue increased $6.7 million, or 2.9% during 2015. Casino revenue increased $2.4 million, or 1.7%. Excluding complimentary revenue, food and beverage revenue increased $1.5 million and lodging revenue increased $3.1 million. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue decreased $0.3 million, or 0.6%, due to reduced fuel prices during 2015.

Nevada Adjusted EBITDA increased $14.1 million, or 53.7% when compared to 2014. The Adjusted EBITDA contribution from casino operations increased $12.6 million, or 27.3%, coupled with an increase in the Adjusted EBITDA contribution from fuel and retail operations of $3.2 million, or 26.8%. The 2015 operating results were primarily impacted by our efforts to reduce promotional campaigns and refine marketing programs. With fuel price decreases in 2015 compared to 2014 we implemented better price yielding models.

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside in Iowa. Midwest operations accounted for approximately 30% of our gross revenue from continuing operations during each of the years ended December 31, 2015 and 2014.

Net revenue from our Midwest segment increased $1.2 million, or 0.9%. Adjusted EBITDA from our Midwest segment increased $4.6 million, or 13.5%. These increases primarily resulted from more focused marketing campaigns which drove more profitable play on the gaming floor offset by a new competitor in the Des Moines market impacting Lakeside and Illinois VLTs impacting Mark Twain. We are encouraged by our Midwest properties’ performance and we anticipate maintaining the improved operating margins in the Midwest as we continue to analyze and refine our marketing programs.

Colorado. Colorado operations include the Golden Mardi Gras, the Golden Gates and the Golden Gulch casinos in Black Hawk. Colorado operations accounted for approximately 10% of our gross revenue from continuing operations during each of the years ended December 31, 2015 and 2014.

Net revenue from our Colorado segment decreased $0.4 million, or 1.1%, primarily due to lower gaming volumes in 2015 as a result of eliminating an unprofitable marketing campaign implemented in 2014 and the property enhancements made by a nearby competitor. Colorado Adjusted EBITDA increased $0.7 million, or 14.9%, driven primarily by an increase of $1.8 million, or 15.0%, in the Adjusted EBITDA contribution from casino operations, the result of more focused marketing campaigns targeting more profitable players during 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overall. We recorded net revenue from continuing operations of $385.9 million, compared to net revenue from continuing operations of $389.8 million during 2013, a decrease of $3.9 million, or 1.0%. Adjusted EBITDA was $50.5 million, compared to $62.9 million during 2013, a decrease of $12.4 million, or 19.7%. Adjusted EBITDA, excluding corporate expense, increased $9.1 million, or 12.3%.

Nevada. Nevada operations accounted for approximately 60% of our gross revenue from continuing operations during each of the years ended December 31, 2014 and 2013.

In our Nevada segment, net revenue decreased $4.1 million, or 1.8%, primarily as a result of a decline in gross casino revenue and an increase in promotional allowances offered to casino patrons. Nevada Adjusted EBITDA declined $2.4 million, or 8.5% when compared to the prior year. The Adjusted EBITDA contribution from casino operations decreased $5.6 million,

Table of Contents	27

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

Midwest. Midwest operations accounted for approximately 30% of our gross revenue from continuing operations during each of the years ended December 31, 2014 and 2013.

Net revenue from our Midwest segment decreased $0.6 million, or 0.5%. Adjusted EBITDA from our Midwest segment decreased $2.9 million, or 7.9%. Results in the Midwest were primarily impacted by severe winter weather seen in the first quarter of 2014 and the constrained discretionary spending of our customers. We were encouraged by our Midwest properties’ performance as gross gaming revenue outperformed the markets in which we operate in each jurisdiction. Reducing marketing and other operating expenses lead to an increase in both Adjusted EBITDA and the Adjusted EBITDA operating margin during the fourth quarter of 2014, reversing the trends seen in the first three quarters of the year.

Colorado. Colorado operations accounted for approximately 10% of our gross revenue from continuing operations during each of the years ended December 31, 2014 and 2013.

Net revenue from our Colorado segment increased $0.9 million, or 2.3%, primarily due to aggressive promotional offers and free slot play initiatives which increased visitation to the newly renovated properties. Colorado Adjusted EBITDA decreased $3.7 million, or 44.8%. The declines in Colorado Adjusted EBITDA were mainly driven by an increase in operating expenses, including increased marketing expenses, as the property completed its first full year of operations post acquisition and renovation impact. Operating results were negatively impacted as marketing expenses, including promotional free play, were increased to re-attract and retain patrons that had not visited the property during the nearly two year period since the properties were acquired.

Table of Contents	28

Revenue and Expense by Category

The following table presents detail of our consolidated continuing operations gross revenue and expense by category (in thousands):

	Year Ended December 31,			Percent Change
	2015	2014	2013	Current Year	Prior Year
Total revenue
Casino	$295,046	$294,998	$299,216	—%	(1.4)%
Food and beverage	47,536	49,029	45,494	(3.0)%	7.8%
Lodging	26,664	26,302	26,166	1.4%	0.5%
Fuel and retail	58,471	58,893	59,011	(0.7)%	(0.2)%
Other	13,412	14,482	13,775	(7.4)%	5.1%
Total revenue	441,129	443,704	443,662	(0.6)%	—%
Promotional allowances	(47,829)	(57,802)	(53,888)	(17.3)%	7.3%
Net revenue	$393,300	$385,902	$389,774	1.9%	(1.0)%

Departmental cost and expense
Casino	$116,416	$122,404	$118,945	(4.9)%	2.9%
Food and beverage	47,188	48,137	45,375	(2.0)%	6.1%
Lodging	16,425	16,281	17,551	0.9%	(7.2)%
Fuel and retail	43,285	46,825	49,094	(7.6)%	(4.6)%
Other	7,147	7,921	7,704	(9.8)%	2.8%
General and administrative	78,573	79,429	77,133	(1.1)%	3.0%
Depreciation and amortization	29,028	28,579	27,809	1.6%	2.8%
Corporate	19,887	14,814	12,233	34.2%	21.1%
Goodwill and other impairments	20,229	—	165	—%	(100.0)%
Write downs, reserves and recoveries	301	(424)	4,766	(171.0)%	(108.9)%
Departmental cost and expense	$378,479	$363,966	$360,775	4.0%	0.9%

Departmental Adjusted EBITDA Margins
Gaming	60.5%	58.5%	60.2%
Food and beverage	0.7%	1.8%	0.3%
Lodging	38.4%	38.1%	32.9%
Fuel and retail	26.0%	20.5%	16.8%
Other	46.7%	45.3%	44.1%

Table of Contents	29

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

•	other revenue, which we earn from sources such as consulting agreements, leasing agreements, entertainment services, and cash services at our casino properties.

We recognize revenue at the time we provide the product, room or service to the guest or the third-party.

Promotional allowances consist primarily of food, beverage, lodging and entertainment furnished gratuitously to customers, as well as incentives earned in our guest reward program such as cash rewards or complimentary goods and services. We include the retail value of items or services furnished gratuitously to customers in the respective revenue classifications, then we deduct the total amount of promotional allowances from total revenue. The cost of complimentary items or services is recorded as a casino expense.

Cost and Expense. We aggregate our direct costs and expense, including selling, general and administrative expense for each of our operations, and include them in the expense of our reportable segments, as discussed in “Reportable Segment Results.”

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments, as well as share-based compensation. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million, $2.0 million and $2.0 million in management fees during the years ended December 31, 2015, 2014 and 2013, respectively. The consulting agreement with the Rampart Casino expired on April 1, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Corporate expense, excluding share-based compensation, increased by $4.3 million, or 30.1%, primarily as a result of increased payroll and benefits expense in the current period, as well as the expiration of our consulting agreement with the Rampart Casino on April 1, 2015. These items were partially offset by a decrease in expenses we incurred as part of activities that we do not consider part regular operations. During 2015, such activities included evaluating acquisition proposals from Z Capital Partners, L.L.C. as well as other strategic alternatives and initiatives, and searching for a new Chief Financial Officer. During 2014, such activities included evaluating strategic initiatives, searching for a new CEO, reconstituting our Board of Directors, remediating the recent data breach, and incurring lobbying expenses in connection with the casino industry’s opposition to the Colorado racing initiative. We are permitted to add back such non-recurring expense to EBITDA, as defined in the Second Amended Credit Agreement, when determining compliance with our debt covenants. We incurred $3.0 million of non-recurring expense during 2015, compared to non-recurring expense of $4.1 million during the prior year. Excluding the non-recurring expense items and share-based compensation, we incurred $15.7 million and $10.3 million of corporate expense during the years ended December 31, 2015 and 2014, respectively.

Table of Contents	30

Depreciation and amortization expense increased $0.4 million or 1.6% when compared to prior year primarily due to asset additions.

The non-cash goodwill impairment of $20.2 million was recognized during the fourth quarter of 2015 primarily due to revised estimates of cash flow projections at our Black Hawk reporting unit.

Net interest expense attributable to continuing operations increased $0.8 million, or 2.8%, primarily as a result of costs associated with the second amendment to the New Credit Facility and the modification of the indenture governing the 2018 Notes, which occurred in July 2014.

In 2015, the line item write-downs, reserves and recoveries include $0.3 million of expenses related to our Predecessors. In 2014, the line item write-downs, reserves and recoveries included the net effect of our receipt of $0.4 million from our insurers related to our environmental remediation work at Primm (as described in Note 11).

Our income tax benefit for the year ended December 31, 2015 and our income tax provision for the year ended December 31, 2014, were $2.7 million and $15.5 million, respectively. During 2014, we evaluated our deferred tax assets and concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, recorded a valuation allowance of $13.6 million. Establishing the valuation allowance caused our effective income tax rates for 2015 and 2014 to vary significantly from the federal statutory rate. The benefit in 2015 was primarily due to the impairment of indefinite-lived intangibles for financial reporting purposes. The provision in 2014 was primarily due to the establishment of the valuation allowance.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Corporate expense, excluding share-based compensation, increased by $3.3 million, or 29.8%, primarily as a result of unusual expense we incurred as part of activities that we do not consider part of regular operations. During 2014, such activities included evaluating strategic initiatives, searching for a new CEO, reconstituting our Board of Directors, remediating the recent data breach, and incurring lobbying expenses in connection with the casino industry’s opposition to the Colorado racing initiative. We are permitted to add back such unusual expense to EBITDA, as defined in the Second Amended Credit Agreement, when determining compliance with our debt covenants. We incurred $4.1 million of unusual expense, compared to unusual expense of $1.1 million during the prior year. Excluding the unusual expense items and share-based compensation, we incurred $10.3 million and $9.9 million of corporate expense during the years ended December 31, 2014 and 2013, respectively.

Depreciation and amortization expense increased $0.8 million or 2.8% when compared to prior year primarily due to asset additions, which include the completion of the Primm travel center and Colorado renovations.

Net interest expense attributable to continuing operations decreased $0.6 million, or 2.0%, primarily as a result of the reduced interest rate on our New Credit Facility. Previously capitalized fees were expensed to the debt modification line in connection with the second amendment to the New Credit Facility and the modification of the indenture governing the 2018 Notes which occurred in July 2014. In connection with the modifications to the New Credit Facility and the indenture governing the 2018 Notes, we incurred consent fees totaling $0.9 million, and expensed third party and other fees of $0.8 million and $2.0 million, respectively.

In 2013, the line item write-downs, reserves and recoveries included an accrual of $3.1 million for our estimated exposure in relation to settlement of the CCDC litigation (as described in Note 11), the write off of $2.7 million of previously-capitalized environmental remediation costs, and the reversal of the remaining $1.5 million we had accrued for IRS-imposed taxes, penalties and interest originating from the bankruptcy estate. In 2014, the same line item reflects the net effect of our receipt of $0.4 million from our insurers related to our environmental remediation work at Primm (as described in Note 11).

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

Table of Contents	31

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

We incur and pay interest on the Initial Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  Unamortized loan fees, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $6.3 million at December 31, 2015, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt. As of December 31, 2015, we remained in compliance with all covenants specified in the Second Amended Credit Agreement.

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

Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and other equipment required to keep our facilities competitive. The Second Amended Credit Agreement potentially requires an annual principal prepayment based on excess cash flow (as defined in such agreement) calculated at the end of each calendar year.  For the year ended December 31, 2015, we will be required to make an excess cash flow repayment of $11.4 million in

Table of Contents	32

April 2016. The most significant components of our working capital are cash, prepaid expense, accounts payable and accrued expense. Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets and other general business conditions.  We believe that we will have sufficient liquidity through available cash, which was $157.8 million as of December 31, 2015, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $40.0 million in cash through December 31, 2015, compared to $22.8 million provided through December 31, 2014. The increase in cash provided by operating activities was driven by the increase in net income and payment timing related to the elements of working capital. Net income during 2014 included income tax expense related to the deferred tax asset valuation allowance, which has no net effect on cash flow.

Cash Flows from Investing Activities

Investing activities used $17.3 million of cash through December 31, 2015, compared to using $16.9 million through December 31, 2014.  Net cash used in investing activities is primarily comprised of capital expenditures, which were $17.3 million and $17.2 million during the years ended December 31, 2015 and 2014, respectively.

Cash Flows from Financing Activities

Financing activities used $0.1 million and $11.6 million of cash during the years ended December 31, 2015 and 2014, respectively, which primarily represented repayments of long-term debt. The prior period also included approximately $2.9 million of fees paid in connection with the second amendment to the New Credit Facility and the consent obtained under the 2018 Notes.

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

Table of Contents	33

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

Table of Contents	34

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

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Long-term debt	$11,383	$371,362	$—	$—	$382,745
Interest payments on long-term debt	27,431	32,686		—	60,117
Operating leases	7,785	15,166	13,861	151,200	188,012
Purchase obligations	6,605	1,255	243	—	8,103
Total contractual obligations	$53,204	$420,469	$14,104	$151,200	$638,977

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

Table of Contents	35

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of December 31, 2015 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the New Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  At December 31, 2015, the principal amount of the related borrowings under our New Credit Facility was $182.7 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.8 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of current debt outstanding at approximately $376.1 million as of December 31, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the required financial statements and schedules in this 2015 Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Table of Contents	36

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control - Integrated Framework. Based on our assessment, our management believes that as of December 31, 2015, our internal control over our financial reporting is effective.

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents	38

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One-Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2016 annual stockholders’ meeting (“2016 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Securities Authorized for Issuance Under Compensation Plans” and “Security Ownership” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Parties” and “Director Independence” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our 2016 Proxy Statement and is incorporated herein by reference.

Table of Contents	39

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2015 Form 10-K:

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

Exhibits

We hereby file as part of this 2015 Form 10-K the exhibits listed on the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549, at prescribed rates, or on the SEC website at www.sec.gov.

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

3.2	Amended and Restated Bylaws of Affinity Gaming (incorporated by reference from Exhibit 3.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated March 29, 2013)

Table of Contents	40

Exhibit Number	Description
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
10.1
Credit Agreement, dated May 9, 2012, among Affinity Gaming (formerly Affinity Gaming, LLC), as borrower, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, the other agents party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 10, 2012)

10.2
Amended and Restated Ground Lease Agreement, dated as of July 1, 1993, by and between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.3
First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, by and between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference from Exhibit 10.3 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.4
Second Amendment to the Amended and Restated Ground Lease Agreement, dated as of July 1, 2002, by and between Primm South Real Estate Company and The Primadonna Company, LLC (incorporated by reference from Exhibit 10.4 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.5
Third Amendment to the Amended and Restated Ground Lease Agreement, dated as of September 14, 2004, by and between Primm South Real Estate Company and The Primadonna Company, LLC (incorporated by reference from Exhibit 10.5 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

10.6
Fourth Amendment to the Amended and Restated Ground Lease Agreement, dated as of September 14, 2004, by and between Primm South Real Estate Company and The Primadonna Company, LLC LLC (incorporated by reference from Exhibit 10.8 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 27, 2015)

10.7
Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C. (incorporated by reference from Exhibit 10.15 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 3, 2011)

Table of Contents	41

Exhibit Number	Description
10.8
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

10.10
Letter Agreement regarding offer of employment, dated as of January 12, 2011, from Affinity Gaming, LLC to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.2 to Affinity Gaming, LLC’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

10.11
Letter Agreement regarding offer of employment, dated as of February 4, 2011, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Marc H. Rubinstein (incorporated by reference from Exhibit 10.23 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †

10.12
Executive Severance Agreement, dated as of January 11, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Donna Lehmann (incorporated by reference from Exhibit 10.4 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

10.13
Executive Severance Agreement, dated as of February 4, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Marc H. Rubinstein (incorporated by reference from Exhibit 10.26 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †

10.14
Duty of Loyalty Agreement, dated as of January 11, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Donna Lehmann (incorporated by reference from Exhibit 10.6 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated January 12, 2011) †

10.15
Duty of Loyalty Agreement, dated as of February 4, 2011, between Affinity Gaming (formerly Affinity Gaming, LLC) and Marc H. Rubinstein (incorporated by reference from Exhibit 10.29 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †

10.16
Amendment to Letter Agreement regarding offer of employment, dated as of May 6, 2011, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.4 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated May 9, 2011) †

10.17
Amendment to Letter Agreement regarding offer of employment, dated as of December 27, 2012, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann † (incorporated by reference from Exhibit 10.37 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)

10.18
Amendment to Executive Severance Agreement, dated as of December 27, 2012, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann † (incorporated by reference from Exhibit 10.38 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)

10.19
Amendment to Duty of Loyalty Agreement, dated as of December 27, 2012, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann † (incorporated by reference from Exhibit 10.39 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)

10.20
Asset Purchase Agreement, dated September 7, 2012, by and among The Sands Regent, LLC, Truckee Gaming, LLC, Affinity Gaming (formerly Affinity Gaming, LLC), Dayton Gaming, LLC and California Prospectors, Ltd. (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated September 10, 2012)

10.21
Consulting Agreement, dated as of May 1, 2011, by and between Affinity Gaming (formerly Herbst Gaming, LLC) and Hotspur Casinos Nevada, Inc. (incorporated by reference from Exhibit 10.5 to Affinity Gaming's Quarterly Report on Form 10-Q (File No. 000-54085) dated August 12, 2011)

Table of Contents	42

Exhibit Number	Description
10.22	Herbst Gaming, LLC 2011 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 to Affinity Gaming's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011) †
10.23
Affinity Gaming 2011 Long-Term Incentive Plan, as amended and restated † (incorporated by reference from Exhibit 10.41 to Affinity Gaming 's Current Report on Form 8-K (File No. 000-54085) dated November 4, 2014)

10.24
Amendment to Letter Agreement regarding offer of employment, dated March 20, 2013, from Affinity Gaming to, and acknowledged by, Marc H. Rubinstein (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated March 25, 2013)†

10.25
First Amendment, dated December 13, 2013, to the Credit Agreement, dated May 9, 2012, among Affinity Gaming (formerly Affinity Gaming, LLC), as borrower, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, the other agents party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.46 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 28, 2014)

10.26
Amendment, dated as of February 25, 2014, to Letter Agreement regarding offer of employment, the Executive Severance Agreement, and the Duty of Loyalty agreement, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Donna Lehmann (incorporated by reference from Exhibit 10.48 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 28, 2014) †

10.27
Amendment, dated as of February 25, 2014, to Letter Agreement regarding offer of employment, the Executive Severance Agreement, and the Duty of Loyalty agreement, from Affinity Gaming (formerly Affinity Gaming, LLC) to, and acknowledged by, Marc H. Rubinstein (incorporated by reference from Exhibit 10.49 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 28, 2014) †

10.28
Settlement Agreement, dated July 28, 2014, by and between Affinity Gaming, Z Capital Partners, L.L.C. and the other parties thereto (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated July 22, 2014)

10.29
Second Amendment and Waiver to Credit Agreement, dated July 22, 2014, by and between Affinity Gaming, Deutsche Bank Trust Company Americas and the other parties thereto (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated July 22, 2014)

10.30
Executive Employment Agreement, dated August 25, 2014, by and between Affinity Gaming and Michael Silberling (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated August 26, 2014) †

10.31
Confidential Agreement to Amend Employment Agreements, dated February 17, 2015 between Affinity Gaming and Donna Lehmann (incorporated by reference from Exhibit 10.1 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated February 20, 2015).†

10.32
Retention Agreement, dated February 17, 2015 between Affinity Gaming and Marc H. Rubinstein P.C. (incorporated by reference from Exhibit 10.2 to Affinity Gaming’s Current Report on Form 8-K (File No. 000-54085) dated February 20, 2015).†

10.33
Confidential Employment Agreement, effective as of March 19, 2015, between Affinity Gaming and Walter Bogumil (incorporated by reference from Exhibit 10.3 to Affinity Gaming’s Quarterly Report on Form 10-Q (File No. 000-54085) dated May 12, 2015).†

10.34	Change in Control Agreement, effective as of October 5, 2015, between Affinity Gaming and Michael Silberling.*†‡
10.35	Change in Control Agreement, effective as of October 5, 2015, between Affinity Gaming and Walter Bogumil.*†‡
14.1	Affinity Gaming Code of Business Conduct and Ethics. *

Table of Contents	43

Exhibit Number	Description
14.2
Affinity Gaming (formerly Affinity Gaming, LLC) Code of Ethics for Senior Financial Officers. (incorporated by reference from Exhibit 14.2 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated March 31, 2011)

21.1	List of subsidiaries (incorporated by reference from Exhibit 21.1 to Affinity Gaming 's Annual Report on Form 10-K (File No. 000-54085) dated April 1, 2013)
23	Consent of Ernst & Young LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
99.1	Description of Governmental Regulations *
99.2	Audit Committee Charter (incorporated by reference from Exhibit 99.1 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 27, 2015)
99.3	Compensation Committee Charter (incorporated by reference from Exhibit 99.2 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 27, 2015)
99.4	Governance and Nominating Committee Charter (incorporated by reference from Exhibit 99.3 to Affinity Gaming’s Annual Report on Form 10-K (File No. 000-54085) dated March 27, 2015)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

†	Indicates a Management Contract or Compensation Plan or Arrangement.

‡	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately with the Securities and Exchange Commission.

Table of Contents	44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING
(Registrant)

Date:	March 23, 2016	By:	/s/ Michael Silberling
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

Name	Title	Date

/s/ Michael Silberling	CEO (principal executive officer)	March 23, 2016
Michael Silberling

/s/ Walter Bogumil	SVP, CFO and Treasurer (principal financial and accounting officer)	March 23, 2016
Walter Bogumil

/s/ David Reganato	Director, Chairman	March 23, 2016
David Reganato

/s/ James A. Cacioppo	Director	March 23, 2016
James Cacioppo

/s/ Matthew A. Doheny	Director	March 23, 2016
Matthew A. Doheny

/s/ Andrei Scrivens	Director	March 23, 2016
Andrei Scrivens

/s/ Eric V. Tanjeloff	Director	March 23, 2016
Eric V. Tanjeloff

/s/ James J. Zenni, Jr.	Director	March 23, 2016
James J. Zenni, Jr.

FINANCIAL STATEMENTS

Table of Contents	F - 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Affinity Gaming
We have audited the accompanying consolidated balance sheets of Affinity Gaming and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Gaming and its subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 23, 2016

Table of Contents	F - 2

AFFINITY GAMING
Consolidated Balance Sheets
(in thousands)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$157,779	$135,175
Restricted cash	608	608
Accounts receivable, net of reserve of $147 and $159, respectively	3,217	3,516
Income tax receivable	16	171
Prepaid expense	10,079	10,134
Inventory	2,798	2,666
Total current assets	174,497	152,270
Property and equipment, net	251,908	261,111
Other assets, net	5,000	5,738
Intangibles, net	124,042	126,543
Goodwill	48,287	68,516
Total assets	$603,734	$614,178
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$13,220	$12,902
Accrued interest	2,327	2,353
Accrued expense	24,158	22,510
Deferred income taxes	1,663	1,438
Current maturities of long-term debt	11,383	—
Other current liabilities	23	30
Total current liabilities	52,774	39,233
Long-term debt, less current portion	365,674	374,701
Other liabilities	1,932	1,708
Deferred income taxes	13,095	16,081
Total liabilities	433,475	431,723

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,377,247 and 20,300,464 shares issued and outstanding for 2015 and 2014, respectively	20	20
Additional paid-in-capital	208,239	207,339
Accumulated deficit	(38,000)	(24,904)
Total owners’ equity	170,259	182,455
Total liabilities and owners’ equity	$603,734	$614,178
See notes to consolidated financial statements

Table of Contents	F - 3

AFFINITY GAMING
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2015	2014	2013
REVENUE
Casino	$295,046	$294,998	$299,216
Food and beverage	47,536	49,029	45,494
Lodging	26,664	26,302	26,166
Fuel and retail	58,471	58,893	59,011
Other	13,412	14,482	13,775
Total revenue	441,129	443,704	443,662
Promotional allowances	(47,829)	(57,802)	(53,888)
Net revenue	393,300	385,902	389,774
EXPENSE
Casino	116,416	122,404	118,945
Food and beverage	47,188	48,137	45,375
Lodging	16,425	16,281	17,551
Fuel and retail	43,285	46,825	49,094
Other	7,147	7,921	7,704
General and administrative	78,573	79,429	77,133
Depreciation and amortization	29,028	28,579	27,809
Corporate	19,887	14,814	12,233
Goodwill and other impairments	20,229	—	165
Write downs, reserves and recoveries	301	(424)	4,766
Total expense	378,479	363,966	360,775
Operating income from continuing operations	14,821	21,936	28,999
Other expense
Interest expense, net	(30,652)	(29,827)	(30,428)
Loss on extinguishment (or modification) of debt	—	(240)	(81)
Total other expense, net	(30,652)	(30,067)	(30,509)
Loss from continuing operations before income tax	(15,831)	(8,131)	(1,510)
Benefit from (provision for) income taxes	2,735	(15,546)	519
Loss from continuing operations	$(13,096)	$(23,677)	$(991)

Discontinued operations (Note 16):
Loss from discontinued operations before income tax	—	—	(369)
Benefit from income taxes	—	—	133
Loss from discontinued operations	$—	$—	$(236)
Net loss	$(13,096)	$(23,677)	$(1,227)
See notes to consolidated financial statements

Table of Contents	F - 4

AFFINITY GAMING
Consolidated Statements of Owners’ Equity
(in thousands, except number of shares)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance December 31, 2012	20,257,625	$20	$207,110	$—	$207,130
Net loss	—	—	—	(1,227)	(1,227)
Share-based compensation	—	—	1,169	—	1,169
Repurchase of vested share-based awards	—	—	(318)	—	(318)
Conversion to accounting for stock option awards as liabilities	—	—	(2,235)	—	(2,235)
Shares issued under share-based compensation plans	31,374	—	—	—	—
Shares forfeited, canceled or expired	(45,737)	—	—	—	—
Balance December 31, 2013	20,243,262	20	205,726	(1,227)	204,519
Net loss	—	—	—	(23,677)	(23,677)
Share-based compensation	—	—	455	—	455
Canceled liability stock option awards	—	—	1,158	—	1,158
Shares issued under share-based compensation plans	60,455	—	—	—	—
Shares forfeited, canceled or expired	(3,253)	—	—	—	—
Balance December 31, 2014	20,300,464	20	207,339	(24,904)	182,455
Net loss	—	—	—	(13,096)	(13,096)
Share-based compensation	—	—	971	—	971
Repurchase of vested share-based awards	—	—	(71)	—	(71)
Shares issued under share-based compensation plans	84,101	—	—	—	—
Shares forfeited, canceled or expired	(7,318)	—	—	—	—
Balance December 31, 2015	20,377,247	$20	$208,239	$(38,000)	$170,259

Table of Contents	F - 5

AFFINITY GAMING
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(13,096)	$(23,677)	$(1,227)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations before income tax	—	—	369
Depreciation and amortization	29,028	28,579	27,809
Amortization of debt costs and discounts	2,990	2,203	2,209
(Gain) loss on sale of property and equipment	39	1	(42)
Unamortized loan fees related to extinguishment (or modification) of debt	—	240	81
Goodwill and other impairments	20,229	—	165
Share-based compensation	1,206	455	1,169
Environmental remediation costs	—	—	3,185
Deferred income taxes	(2,761)	15,586	(265)
Changes in operating assets and liabilities:
Accounts receivable	299	(145)	1,738
Prepaid expense	54	(275)	(1,252)
Inventory	(132)	311	(142)
Other assets	132	783	1,092
Accounts payable	265	(1,698)	1,886
Accrued interest	(26)	(115)	(113)
Accrued expense	1,648	369	1,119
Income tax payable/receivable	155	249	(936)
Other liabilities	(44)	(95)	(58)
Net cash provided by operating activities	39,986	22,771	36,787
Cash flows from investing activities:
Proceeds from sale to Truckee Gaming, LLC	—	—	17,447
Proceeds from sale of property and equipment	22	365	70
Purchases of property and equipment	(17,303)	(17,241)	(31,720)
Net cash used in investing activities	(17,281)	(16,876)	(14,203)
Cash flows from financing activities:
Payment on long-term debt	(30)	(8,717)	(11,744)
Proceeds from long-term debt	—	—	4,314
Loan origination fees	—	(2,860)	(852)
Repurchases of vested share-based awards	(71)	—	(318)
Net cash used in financing activities	(101)	(11,577)	(8,600)
Net increase (decrease) in cash and cash equivalents	22,604	(5,682)	13,984
Cash and cash equivalents:
Beginning of period	135,175	140,857	126,873
End of period	$157,779	$135,175	$140,857

Cash flows from discontinued operations:
Cash flows from operating activities	$—	$—	$36
Cash flows from investing activities	—	—	(4,695)
Cash flows from discontinued operations	$—	$—	$(4,659)
Supplemental cash flow information:
Cash paid during the period for interest	$27,887	$27,920	28,867
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$2,633	$2,580	3,779
Acquisition of property and equipment under capital lease	—	82	363
See notes to consolidated financial statements.

Table of Contents	F - 6

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Organization and Business

Affinity Gaming (together with its subsidiaries, “Affinity” or “we”) is a Nevada corporation, headquartered in Las Vegas, which owns and operates 11 casinos, five of which are located in Nevada, three in Colorado, two in Missouri and one in Iowa. We also provided consulting services to Hotspur Casinos Nevada, Inc. (“Hotspur”), the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas until the expiration of the related consulting agreement on April 1, 2015 (the “Rampart Casino Consulting Agreement”). Hotspur previously paid us a fixed annual fee in monthly installments.

On February 1, 2013, we completed the sale to Truckee Gaming, LLC (“Truckee Gaming”) of the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino & RV Resort in Verdi, Nevada, and the Dayton Depot Casino in Dayton, Nevada (“Truckee Disposition”). The results of operations of each of the properties sold are classified as discontinued operations for the years presented. Results of operations for the properties sold were previously reported in the Nevada segment results.

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

The term “Predecessor”, as used throughout these financial statements and related disclosures, refers to Herbst Gaming, Inc and its subsidiaries, from whose consolidated bankruptcy proceedings we emerged as successor effective December 30, 2010.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Our cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid instruments with original maturities of three months or less when purchased. The carrying value of the deposits and instruments approximates their fair value due to their short-term maturities.

Table of Contents	F - 7

AFFINITY GAMING
Notes to Consolidated Financial Statements

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

Table of Contents	F - 8

AFFINITY GAMING
Notes to Consolidated Financial Statements

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for costs associated with general liability claims and workers’ compensation claims arising from our operations in Nevada and Colorado. To estimate our accruals related to claims reserves, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity, and other factors could materially affect the estimate for these liabilities. We include self-insurance reserves in Accrued expense on our consolidated balance sheets in the amounts of $1.5 million and $1.1 million at December 31, 2015 and 2014, respectively.

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

Goodwill and Intangible Assets

As of October 31 of each year, we test goodwill and other indefinite-lived intangible assets for impairment. We also conduct tests between our annual tests if events occur or circumstances change which would, more likely than not, indicate a reduction in the fair values of the indefinite-lived intangible assets below their carrying values. When testing for impairment, we may choose to evaluate qualitative factors first to determine whether events and circumstances indicate that, more likely than not, an indefinite-lived intangible asset is impaired. If, after evaluating the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, we determine that, more likely than not, an indefinite-lived intangible asset is impaired, we then quantitatively test for impairment.

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

During 2015, we recorded an impairment charge of $20.2 million due to the Company’s revised estimate of future cash flows in its Colorado segment. During our regular annual testing in 2014, the estimated fair values of our reporting units with associated goodwill exceeded their carrying values for all our reporting units, so we did not record impairment charges.

Revenue and Promotional Allowances

We recognize casino revenue equal to the amounts wagered by patrons less the amounts we pay to winning patrons. Additionally, we recognize lodging revenue at the time guests occupy hotel rooms, and all other revenue at the time we provide the goods or services to the patron. We present revenue from retail sales net of sales tax. Total revenue from casino operations

Table of Contents	F - 9

AFFINITY GAMING
Notes to Consolidated Financial Statements

includes the retail value of food, beverage, goods and services we provide to customers on a complimentary basis; such complimentary amounts are then deducted as promotional allowances in calculating net revenue. Promotional allowances also include certain incentives earned in our guest rewards programs.

The retail value of complimentary food, beverage, goods and services included in promotional allowances consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Lodging	$10,704	$13,797	$12,891
Food and Beverage	28,305	31,726	28,176
Other	8,820	12,279	12,821
Total	$47,829	$57,802	$53,888

The estimated departmental cost of providing these promotional allowances is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Lodging	$10,700	$13,797	$12,891
Food and Beverage	13,263	15,587	13,639
Other	7,926	10,861	11,194
Total	$31,889	$40,245	$37,724

Guest Rewards Programs

Our guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests' gaming activity. Guests can accumulate reward points over time which they may redeem at their discretion under the terms of the programs. If a guest does not earn any reward credits over the subsequent 12- to 18-month period, depending upon the casino, that guest forfeits their reward credit balance. Because guests can accrue the reward points, we expense those reward points, after giving effect to estimated forfeitures, as the guests earn them. We base our accruals on historical data, estimates and assumptions regarding the mix of rewards that guests will redeem and the costs of providing those rewards. We record the retail value of the point-based rewards or complimentary goods and services as promotional allowance. We record the cost of free slot play and cash rewards as a reduction of revenue.

Cash, Hotel and Food Coupons

On a discretionary basis, we may award cash, lodging and food coupons to our gaming patrons, based in part on their play volume, to induce future play. The coupons are redeemable within a short time period (generally seven days for cash coupons and one month for lodging and food coupons), and guests cannot renew or extend the offer. We record the retail value of the good or service underlying the coupons as promotional allowance when guests redeem these coupons. The cash coupons are recorded as a reduction of casino revenue.

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

Table of Contents	F - 10

AFFINITY GAMING
Notes to Consolidated Financial Statements

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

Concentrations of Credit Risk

We maintain cash balances at certain financial institutions located in the states in which we operate. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2015, we do not believe we have any significant concentrations of credit risk.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors are required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations, cash flows or the reporting thereof.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, debt issuance costs will be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. In August 2015, the FASB issued an accounting standards update which clarifies that the guidance issued in ASU 2015-03 does not apply to line-of-credit arrangements.  According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-03 is effective for the annual and interim periods beginning after December 15, 2015. Early application is permitted. This ASU will not have a material effect on our financial condition, results of operations, cash flows or the reporting thereof.

Table of Contents	F - 11

AFFINITY GAMING
Notes to Consolidated Financial Statements

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

In May 2014, the FASB modified the Accounting Standards Codification by issuing ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 stipulate that an entity should recognize revenue in an amount which reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers, and they provide a five-step process to assist entities with achieving that core principle. The ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. With regard to disclosures, ASU 2014-09 states that entities should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and it requires qualitative and quantitative disclosures concerning contracts with customers, significant judgments and changes therein, and assets recognized from the costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 have been deferred for one year and are effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, and they permit either retrospective application to all prior periods or retrospective application with the cumulative effect of application recognized on the initial application date. Early adoption is permitted for annual and interim periods beginning after December 31, 2016. We are currently evaluating what effect(s) the ASU will have.

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

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Previously Reported	Correction	As Adjusted	Previously Reported	Correction	As Adjusted
Net Revenue	$387,991	$(2,089)	$385,902	$390,488	$(714)	$389,774
Operating Expenses	$366,055	$(2,089)	$363,966	$361,489	$(714)	$360,775

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

Table of Contents	F - 12

AFFINITY GAMING
Notes to Consolidated Financial Statements

correcting the error did not have a material impact on any individual prior period financial statement or affect the trend of financial results. As provided by SAB No. 108, the portion of the immaterial error and reclassification that impacts previously reported net revenues and operating expenses in the annual and quarterly periods for the years ended December 31, 2014 and 2013 will not require the previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q to be amended and the correction is permitted to be made the next time we file our prior period financial statements.

NOTE 3. RESTRICTED CASH

Restricted cash balances at December 31, 2015 and 2014 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation insurance policies.

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands, except estimated lives):

		December 31,
	Estimated Life (Years)	2015	2014
Building and improvements	7 - 40	$185,875	$183,457
Gaming equipment	3 - 10	75,527	64,826
Furniture, fixtures, and equipment	3 - 10	49,571	45,302
Leasehold improvements	7	196	196
Land	—	39,513	39,493
Barge	30	15,019	15,019
Construction-in-progress		3,185	3,815
Total property and equipment		368,886	352,108
Less accumulated depreciation		(116,978)	(90,997)
Total property and equipment, net		$251,908	$261,111
We recorded depreciation expense on the above assets totaling $26.5 million, $26.1 million, and $24.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Table of Contents	F - 13

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table summarizes intangible assets by category (in thousands):

	December 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(8,583)	$3,581	$12,164	$(6,581)	$5,583
Trademarks	2,982	(2,398)	584	2,982	(1,899)	1,083
	$15,146	$(10,981)	$4,165	$15,146	$(8,480)	$6,666
Indefinite-lived intangible assets
Gaming license rights	$110,646		$110,646	$110,646		$110,646
Local tradenames	9,231		9,231	9,231		9,231
	$119,877		$119,877	$119,877		$119,877
Total intangible assets	$135,023		$124,042	$135,023		$126,543

The following table summarizes the changes in goodwill by reportable segment during the year ended December 31, 2015:

	Nevada	Midwest	Colorado	Total
Balance at December 31, 2014	$33,665	$14,622	$20,229	$68,516
Impairment of goodwill	—	—	(20,229)	(20,229)
Balance at December 31, 2015	$33,665	$14,622	$—	$48,287

In connection with our annual impairment testing of goodwill and other indefinite-lived assets for impairment, we determined that the carrying value of our Black Hawk reporting unit exceeded its fair value. Accordingly, we recognized a $20.2 million non-cash impairment of goodwill primarily due to reduced cash flow projections at our Black Hawk reporting unit. The fair value of our Black Hawk reporting unit was estimated using both income and market approaches, which include Level 3 inputs under the fair value hierarchy.

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

We recorded total amortization expense for continuing operations of $2.5 million, $2.5 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Table of Contents	F - 14

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table presents the future amortization expense related to definite-lived intangible assets (in thousands):

2016	$2,501
2017	975
2018	689

NOTE 6. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2015	2014
Capitalized debt issuance cost, net	$1,470	$2,081
Long-term deposits	2,919	3,172
Other assets	611	485
Total	$5,000	$5,738

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	December 31,
	2015	2014
Progressive jackpot liabilities	$2,984	$3,271
Accrued payroll and related	7,441	6,712
Slot club point liability	3,213	3,353
Litigation reserve	3,100	3,100
Other accrued expense	7,420	6,074
Total	$24,158	$22,510

Table of Contents	F - 15

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	December 31,
	2015	2014
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized debt issuance cost, net	(2,203)	(2,986)
Unamortized discount	(847)	(1,148)
9% Senior Unsecured Notes due 2018, net	196,950	195,866
Term loan due 2017	182,745	182,745
Unamortized debt issuance cost, net	(2,638)	(3,933)
Term loan due 2017, net	180,107	178,812
Total debt, including current portion	377,057	374,678
Less: current maturities	(11,383)	—
Plus: long-term portion of capital leases	—	23
Total long-term debt	$365,674	$374,701

The current maturities of long-term debt at December 31, 2015, includes estimated mandatory excess cash flow payments on the Initial Term Loan.

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

On December 13, 2013, we completed the first amendment to the Credit Agreement. The first amendment made several changes to the Credit Agreement, including changes to interest rates. With our completion of the second amendment, described bellow, the first amendment’s changes regarding interest rates were largely superseded.

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

During the years ended December 31, 2014 and 2013, we recorded losses on modification of debt of $0.2 million and $0.1 million, respectively.

Table of Contents	F - 16

AFFINITY GAMING
Notes to Consolidated Financial Statements

In the table above, unamortized debt issuance cost represents payments made to entities which purchased our debt. Unamortized debt issuance cost, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $6.3 million and $9.0 million at December 31, 2015 and 2014, respectively, inclusive of both the amount we report in Other assets and the amount we report as an offset to the related debt. The amounts of unamortized debt issuance cost at December 31, 2015 and 2014, were net of accumulated amortization totaling $7.7 million and $5.0 million, respectively.

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

Under the Second Amended Credit Agreement, a change of control would occur in certain circumstances, including (i) when any person or group acquires 50% or more on a fully diluted basis of our voting equity interests, other than any person or group who, together with their respective affiliates, beneficially owned or controlled as of July 22, 2014 at least 20% or more on a fully diluted basis or our voting equity interest, or (ii) when there is a change in the majority of continuing directors, but excluding (x) the entry into or performance of the Settlement Agreement (as described in our Current Report on Form 8-K, filed on July 28, 2014), or (y) the formation of a “group” among all or some of the parties to the Settlement Agreement or their affiliates in connection with the performance of the Settlement Agreement or any other agreement in existence on July 14, 2014. A continuing director, as defined in the Second Amended Credit Agreement, is a director on the date of borrowing, a director nominated by a majority of directors which existed on the date of borrowing, and any directors appointed in accordance with the Settlement Agreement or by any Stockholder (as defined in the Settlement Agreement) party to the Settlement Agreement.  A change of control would constitute an event of default under the Second Amended Credit Agreement and permit the acceleration by the lenders of all outstanding borrowings thereunder.

The Second Amended Credit Agreement contains customary covenants including, but not limited to, a maximum total net leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and maximum total annual capital expenditures.  Additionally, the Initial Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the Total Net Leverage Ratio is greater than 4.00 to 1.00, equal to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00.  At December 31, 2015, the First Lien Senior Secured Net Leverage Ratio was 2.07 to 1.00, and the Interest Expense Coverage Ratio was 2.46 to 1.00. As of December 31, 2015, we remained in compliance with all debt covenants.

We issued the 2018 Notes pursuant to an indenture dated May 9, 2012 (“2018 Notes Indenture”). Under the 2018 Notes Indenture, the Issuers are entitled to redeem all or a portion of the 2018 Notes upon providing not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on May 15 of the years set forth in the table below.

Year	Percentage
2015	104.50%
2016	102.25%
2017 and thereafter	100.00%

All of our current and future domestic subsidiaries that guarantee the New Credit Facility also fully and unconditionally guarantee the Issuers' payment obligations under the 2018 Notes on a senior unsecured basis.

Table of Contents	F - 17

AFFINITY GAMING
Notes to Consolidated Financial Statements

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

If we experience certain kinds of changes in control, the Issuers must make an offer to purchase the 2018 Notes at a price equal to 101% of the aggregate principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase. A change of control, as defined in the 2018 Notes Indenture (as amended on July 24, 2014), occurs when we become aware of (i) any person or group becoming the beneficial owner of more than 50% of the total voting power of our voting stock, or (ii) the sale or other disposition of all or substantially all of our assets, but excluding (i) the entry into or performance of the Settlement Agreement or (ii) the formation of a group among all or some of the parties to the Settlement Agreement or their affiliates in connection with the performance of the Settlement Agreement or any other agreement in existence as of July 24, 2014. In addition, the Issuers, under certain circumstances, must make an offer to repurchase the 2018 Notes with the proceeds of certain asset sales that they do not use to purchase new assets or otherwise apply in accordance with the terms of the 2018 Notes Indenture.

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

We based the estimated fair value of the 2018 Notes and the New Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at December 31, 2015 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$196,950	$195,965
Term loan due 2017	180,107	180,107
Total	$377,057	$376,072

NOTE 9. INCOME TAXES

Deferred Tax Assets and Liabilities

We record deferred tax assets and liabilities to account for the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. The temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities presented on the consolidated balance sheets are as follows (in thousands):

	December 31,
	2015	2014
Current deferred tax asset (liability)	$(1,663)	$(1,438)
Non-current deferred tax liability	(13,095)	(16,081)
Net deferred tax liability	$(14,758)	$(17,519)

Table of Contents	F - 18

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table details the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2014
Deferred Tax Assets
Reserve for employee benefits	$656	$715
Provision for doubtful accounts	53	57
Deferred compensation	744	608
Asset retirement obligation	193	180
Progressive slot and players’ club liabilities	2,386	2,595
Tax benefit of current year NOL	12,901	13,834
Equity compensation	1,108	927
General business credits	1,029	837
AMT credit	330	213
Litigation reserve	1,116	1,116
Gaming taxes	1,136	765
Accrued expenses	483	200
Other	679	208
Gross deferred tax assets	22,814	22,255
Valuation allowance	(21,082)	(17,992)
Deferred tax assets, net of valuation allowance	1,732	4,263
Deferred Tax Liabilities
Depreciation and amortization	(13,821)	(18,715)
Debt issuance costs	(501)	(453)
Prepaid services and supplies	(2,168)	(2,614)
Gross deferred tax liabilities	(16,490)	(21,782)
Net deferred tax liability	$(14,758)	$(17,519)

We have assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $21.1 million has been recorded to reflect only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Table of Contents	F - 19

AFFINITY GAMING
Notes to Consolidated Financial Statements

At December 31, 2015, we had a gross federal net operating loss carryforward of approximately $35.7 million. In addition, we have deferred tax assets of approximately $0.3 million related to Alternative Minimum Tax credits and $1.0 million related to general business credits. The net operating losses and general business credits can be carried forward and applied to offset taxable income for 20 years; they will begin to expire in 2031. We can carry forward the Alternative Minimum Tax credit and apply it to offset regular tax liabilities indefinitely; it will not expire.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations required a tax accounting method change to be filed with the IRS, resulting in a cumulative effect adjustment. To account for the adoption of these regulations, for the year ended December 31, 2014, long-term deferred tax liabilities increased by $1.8 million, with the offsetting increase to noncurrent deferred income tax assets. Before these regulations were issued, this $1.8 million would have been recovered over 39 years through tax depreciation deductions.

We have analyzed our filing positions in each jurisdiction where we are required to file income tax returns. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense.

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

Provision for Income Taxes

The following table presents the components of our income tax provision attributable to pre-tax income from continuing operations, as well as the income tax benefit attributable to pre-tax income from discontinued operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
CURRENT
Federal	$—	$—	$—
State	—	—	—
Total current tax provision	—	—	—
DEFERRED
Federal	2,583	(14,682)	694
State	152	(864)	(175)
Total deferred tax benefit (provision)	2,735	(15,546)	519
Benefit from (provision for) income taxes related to continuing operations	2,735	(15,546)	519
Benefit from income taxes related to discontinued operations	—	—	133
Total benefit from (provision for) income tax	$2,735	$(15,546)	$652

Table of Contents	F - 20

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table presents a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of pre-tax income:

	December 31,
	2015	2014
Tax at federal statutory rate	34.0%	34.0%
State income tax	2.0%	2.0%
Lobbying costs (non-deductible expense)	(0.4)%	(6.0)%
Other non-deductible expense	(1.3)%	(3.3)%
Other, net	0.5%	(0.5)%
State provision adjustment	—%	—%
Valuation allowance	(19.5)%	(221.3)%
General business credit	2.0%	3.9%
Effective tax rate related to continuing operations	17.3%	(191.2)%
Effective tax rate related to discontinued operations	—%	—%
Total effective tax rate	17.3%	(191.2)%

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

As of December 31, 2015, awards representing 1,292,148 shares or potential shares of our common stock remained available for issuance under the LTIP.

Table of Contents	F - 21

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table summarizes the activity related to our outstanding and non-vested stock options and restricted stock for the period ended December 31, 2015:

	Stock Options		Restricted Stock
	Outstanding		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2014	177,497	$10.99	70,061	$11.54
Granted	212,500	9.75	84,101	9.75
Vested	—	—	(71,872)	10.79
Forfeited	(18,383)	11.61	—	—
Expired	(41,009)	$10.36	—	$—
December 31, 2015	330,605	$10.24	82,290	$10.54

At December 31, 2015, our outstanding stock options had an aggregate intrinsic value of $0.5 million, and had a weighted-average remaining contractual term of 3.6 years.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015 and 2014 were $2.56 and $4.66, respectively. No option grants were awarded in 2013 as the Company chose to grant restricted stock instead.

We account for stock option awards as liabilities. As of December 31, 2015, we have reported a $1.2 million share-based compensation liability in the Other liabilities line item.

The following table lists certain information related to stock options awarded under the LTIP which had vested as of December 31, 2015:

	Vested and Exercisable	Expected to Vest
Number of stock options	63,610	329,685
Weighted-average exercise price per share	$10.69	$10.23
Aggregate intrinsic value (in thousands)	$62	$474
Weighted-average remaining contractual term (in years)	1.7	3.6

We estimate the fair value of stock option awards at each reporting date using a Black-Scholes-Merton option-pricing model. For the years ended December 31, 2015 and 2014, we applied the following weighted-average assumptions:

	2015	2014
Expected term in years	1.8	1.3
Expected volatility	45%	48%
Expected dividends	—%	—%
Risk-free interest rates	0.91%	0.45%

Table of Contents	F - 22

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

Since inception of the LTIP, no stock options have been exercised.

The following tables present certain information related to compensation cost:

	Year Ended December 31,
	2015	2014	2013
Compensation cost included in operating expense (in thousands)
Stock options	$245	$61	$338
Restricted stock	961	394	831
Total	$1,206	$455	$1,169

December 31, 2015
Unrecognized compensation cost for non-vested awards (in thousands)
Stock options	$1,087
Restricted stock	964
Total	$2,051

Weighted-average years to be recognized
Stock options	1.3
Restricted stock	0.6

Table of Contents	F - 23

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 11. WRITE DOWNS, RESERVES AND RECOVERIES

Our operating results include various pretax charges to record contingent liability reserves, recoveries of previously recorded reserves and other non-routine transactions. The following table presents the components of write downs, reserves and recoveries for continuing operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
CCDC litigation reserve [1]	$—	$—	$3,100
Tax penalties and interest related to bankruptcy estate [2]	—	—	(1,459)
Write off of capitalized environmental remediation costs [3]	(60)	(448)	2,649
Amounts related to closure of Henderson Casino Bowl [4]	—	—	476
Loss on asset disposal	47	—	—
Other [5]	314	24	—
Write downs, reserves and recoveries	$301	$(424)	$4,766

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

4.	We closed the Henderson casino on December 11, 2013. This amount represents asset write offs and other expense related to the closing.

5.	Expenses related to Predecessor activity.

NOTE 12. RELATED PARTY TRANSACTIONS

We entered into a nonexclusive trademark license agreement with Terrible Herbst, Inc. for the use of the Terrible Herbst brand name and its cowboy logo which extended through June 2013. Pursuant to this trademark license agreement, we incurred expense totaling approximately $0.3 million to Terrible Herbst for the year ended December 31, 2013.

Effective September 2014, we entered into an agreement with David D. Ross, our former Chief Executive Officer, whereby Mr. Ross provided consulting services to Affinity to assist us in fulfilling obligations under the Rampart Casino consulting agreement. We paid Mr. Ross $20,000 monthly for his consulting services until the expiration of the related consulting agreement on April 1, 2015.

Beginning February 1, 2013, we paid Ferenc Szony, our former Chief Operating Officer, a $12,500 monthly fee for consulting services to assist Affinity in fulfilling its obligations under the Rampart Casino consulting agreement until the expiration of that consulting agreement on April 1, 2015.

Table of Contents	F - 24

AFFINITY GAMING
Notes to Consolidated Financial Statements

In September 2012, we entered into an agreement to divest non-core assets in the Truckee Disposition. Our former Chief Operating Officer, Ferenc Szony, became a managing principal of the acquirer, Truckee Gaming, LLC. One of our directors at the time we entered into the agreement, Thomas M. Benninger, serves as a managing general partner of Global Leveraged Capital, LLC (“GLC”), a private investment and advisory firm. In connection with the Truckee Disposition, funds managed by affiliates of GLC provided mezzanine financing for Truckee Gaming and acquired warrants, which can be exercised under certain conditions, to obtain equity interests of Truckee Gaming. The Truckee Disposition closed on February 1, 2013.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Data Security Event

In October 2013, Affinity was contacted by law enforcement regarding fraudulent credit and debit card charges which may have been linked to a data security breach in Affinity’s information technology system. We immediately initiated a thorough investigation, supported by an independent professional forensic investigative firm, to determine the nature and scope of the compromise. In December 2013, we issued a press release advising that our payment processing system had become infected by malware, which resulted in a compromise of credit card and debit card information belonging to individuals who used their cards at restaurants, hotels and gift shops at our facilities between March 14 and October 16, 2013. As of November 14, 2013, our forensics expert advised us that our credit card processing systems were free of functioning malware. We encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure. In April 2014, we again learned that an unauthorized intrusion and installation of malware compromising the credit card processing environment had occurred. We then hired a different professional forensics investigation firm to conduct a thorough investigation of the more recently discovered event, and the security of our information technology environment as it related to both incidents. As a result of the second investigation, we have reason to believe that credit card and debit card information from individuals who used their cards at restaurants, hotels and gift shops at our properties between December 7, 2013 and April 28, 2014, also may have been compromised. In May 2014, we issued another press release and encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure.

Affinity carries insurance coverage of $5.0 million for liability resulting from network security events. As of December 31, 2015, we have incurred $1.2 million in expense, including deductibles, arising out of the two security breach events. We do not expect to incur additional material expenses that are not covered by insurance. However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although the independent forensic investigation has concluded, we have not received all of the monetary assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. In addition, several state attorneys general are investigating the data breach events, including how they occurred, their consequences and our responses. We are cooperating in the governmental investigation, and could be subject to fines or other obligations. We have not concluded that a loss from the governmental investigation is probable, however, and therefore have not recorded an accrual for governmental investigation or regulatory action. We will continue to evaluate information as it becomes known and will record an estimate for loss at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We have commenced a lawsuit in federal court in Nevada against the firm that conducted the initial forensic investigation for recovery of the costs and assessments we incurred as a result of the April 2014 data breach discovery.

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

Table of Contents	F - 25

AFFINITY GAMING
Notes to Consolidated Financial Statements

On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review. On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted. CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit, since removed to federal court in Iowa, in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013. On April 21, 2015, following discovery in the new lawsuit, the Court granted summary judgment in favor of the Company and against CCDC, entering judgment for the Company. CCDC appealed the grant of summary judgment to the 8th Circuit U.S. Court of Appeals, and oral argument on the appeal was heard November 5, 2015. We do not know when a decision on the appeal will be rendered.

In March 2013, shareholder Z Capital Partners, L.L.C. and certain of its affiliates (collectively “Z Capital”), individually as well as derivatively on behalf of Affinity Gaming, filed a complaint (the “Complaint”) against us as a nominal party and our directors as defendants in the District Court, Clark County, Nevada (the “District Court”). In July 2014, representatives of Z Capital, shareholder SPH Manager, LLC (“SPH Manager”) and certain other large shareholders reached an agreement with us to settle and dismiss with prejudice the Complaint.

In November 2013, Chartwell Advisory Group, Ltd. (“Chartwell”), a professional services firm that facilitated filing refund requests with the Nevada Tax Commission for sales and use tax paid by certain casinos on the cost of complimentary meals for periods beginning in 2004, has filed a lawsuit against numerous Nevada casino operators, including one of our subsidiaries, alleging that it is owed a percentage of the tax casinos did not have to pay as a result of the 2012 state tax regulation and related 2013 settlement agreement. Our subsidiary had entered into an agreement prior to the bankruptcy pursuant to which Chartwell would receive a percentage of any refund received from the state of sales tax previously paid by our subsidiary. Although Chartwell asserts that we owe them approximately $0.3 million, we do not believe any amounts are due to Chartwell and accordingly, we have not recorded an accrual. Discovery in the case is ongoing.

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

Leases

We are party to contracts which we enter into in the ordinary course of our business, including leases for real property and operating leases for equipment. The following table presents future minimum lease payments under non-cancelable leases (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Lease payments	$7,785	$7,583	$7,583	$7,139	$6,722	$151,200	$188,012

We incurred rent expense totaling $7.6 million, $7.6 million and $8.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Environmental Remediation

In 2011, during excavation at the site of our travel center at Whiskey Pete’s in Primm, Nevada, we encountered several contaminated underground sites which required soil remediation and groundwater testing. Much of the contamination resulted from underground fuel storage tanks related to a gas station operated more than 35 years ago, as well as from abandoned underground fuel lines. We also began testing at the direction of the Nevada Division of Environmental Protection (the “NDEP”) to determine the extent to which the contamination has affected the groundwater, and we have agreed to continue monitoring the groundwater for a period of at least two more years.

Through December 31, 2015, we have incurred approximately $4.0 million on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. We received $1.0 million from our insurer in 2013, $0.6 million in 2014, and $0.3 million in 2015.

Table of Contents	F - 26

AFFINITY GAMING
Notes to Consolidated Financial Statements

Although we believe that incurring additional cost related to the testing and ongoing monitoring of groundwater for contamination is probable, we cannot reasonably estimate an amount to accrue at this time because the NDEP has not told us what additional work, if any, it will require us to perform. Additionally, we believe some or all of the ongoing monitoring costs will be reimbursed by insurance as part of our initial claim. We also filed suit in Nevada state district court for partial recovery against the environmental consultant that managed the initial soil remediation. The ultimate cost to us will depend on the extent of contamination found, if any, as a result of our ongoing testing, the amount of remediation we are required to perform, and the amount we are reimbursed. The litigation against the environmental consultant is in the discovery phase. As we complete our ongoing monitoring obligation, we intend to analyze any cost incurred, and we will expense or capitalize it as necessary.

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

The following table reconciles the value of the asset retirement obligation for the periods presented.

	December 31, 2015	December 31, 2014
Balance at beginning of period	$501	$773
Adjustment due to re-estimate	—	(319)
Accretion expense	34	47
Balance at end of period	$535	$501

NOTE 14. EMPLOYEE BENEFIT PLANS

We maintain retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. We provide limited matches of a portion of eligible employees’ contributions. For the years ended December 31, 2015, 2014 and 2013, we recorded contribution expense related to our 401(k) plans of $0.2 million, $0.2 million and $0.3 million, respectively.

NOTE 15. SEGMENT INFORMATION

The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments. The following table presents the components of net revenue by segment (in thousands):

Table of Contents	F - 27

AFFINITY GAMING
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2015	2014	2013
Gross revenue
Nevada	$266,103	$265,887	$267,637
Midwest	132,918	134,072	133,947
Colorado	42,108	43,745	42,078
Total gross revenue	441,129	443,704	443,662
Promotional allowances
Nevada	(32,901)	(39,364)	(36,986)
Midwest	(10,391)	(12,698)	(11,957)
Colorado	(4,537)	(5,740)	(4,945)
Total promotional allowances	(47,829)	(57,802)	(53,888)
Net revenue
Nevada	233,202	226,523	230,651
Midwest	122,527	121,374	121,990
Colorado	37,571	38,005	37,133
Total net revenue	$393,300	$385,902	$389,774

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

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA
Nevada	$40,249	$26,182	$28,609
Midwest	38,738	34,130	37,041
Colorado	5,279	4,593	8,322
Corporate and other	(18,681)	(14,359)	(11,064)
Total Adjusted EBITDA	$65,585	$50,546	$62,908

Table of Contents	F - 28

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Year Ended December 31, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Goodwill and Other Impairments	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$40,249	$(14,883)	$—	—	$12	$25,378
Midwest	38,738	(7,682)	—	—	—	31,056
Colorado	5,279	(5,264)	—	(20,229)	(58)	(20,272)
Corporate and other	(18,681)	(1,199)	(1,206)	—	(255)	(21,341)
Continuing operations	$65,585	$(29,028)	$(1,206)	(20,229)	$(301)	$14,821

	Year Ended December 31, 2014
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income from Continuing Operations
Nevada	$26,182	$(14,650)	$—	$448	$11,980
Midwest	34,130	(7,582)	—	—	26,548
Colorado	4,593	(5,124)	—	—	(531)
Corporate and other	(14,359)	(1,223)	(455)	(24)	(16,061)
Continuing operations	$50,546	$(28,579)	$(455)	$424	$21,936

	Year Ended December 31, 2013
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Loss on Impairment of Assets	Operating Income from Continuing Operations
Nevada	$28,609	$(14,729)	$—	$(3,125)	$(165)	$10,590
Midwest	37,041	(7,023)	—	(3,100)	—	26,918
Colorado	8,322	(5,058)	—	—	—	3,264
Corporate and other	(11,064)	(999)	(1,169)	1,459	—	(11,773)
Continuing operations	$62,908	$(27,809)	$(1,169)	$(4,766)	$(165)	$28,999

Table of Contents	F - 29

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table presents total assets by reportable segment (in thousands):

	December 31, 2015	December 31, 2014
Total assets by reportable segment
Nevada	$224,731	$226,897
Midwest	207,414	209,897
Colorado	57,242	78,766
Reportable segment total assets	489,387	515,560
Corporate and other	114,347	98,618
Total assets	$603,734	$614,178

Total assets in the Corporate and other line consist primarily of cash at the corporate entity.

The following table presents capital expenditures by reportable segment (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid for capital expenditures by reportable segment
Nevada	$7,910	$7,984	$15,063
Midwest	3,612	5,347	5,813
Colorado	2,170	2,937	9,717
Reportable segment capital expenditures	13,692	16,268	30,593
Corporate	3,611	973	1,127
Total cash paid for capital expenditures	$17,303	$17,241	$31,720

NOTE 16. DISCONTINUED OPERATIONS

On September 7, 2012, we entered into an Asset Purchase Agreement (“Agreement”) with Truckee Gaming regarding the Truckee Disposition. The transaction closed on February 1, 2013. Truckee Gaming paid a base purchase price of $19.2 million less a $1.7 million credit for deferred maintenance capital plus an adjustment related to EBITDA through the closing date of the transaction of $1.4 million. Truckee Gaming received $2.9 million in cash as part of the assets transferred, which consisted of $2.5 million in cage cash and $0.4 million transferred as a purchase price adjustment. The Agreement also includes a contractual purchase price adjustment based on the working capital balances, exclusive of cash, with a payment to either Truckee Gaming or us, pegging the working capital balances at zero. Based on the preliminary working capital balances and purchase price adjustments, we received proceeds of $17.5 million from Truckee Gaming which we deposited into an account subject to a control agreement. During the quarter ended March 31, 2013, we recorded the final adjustments related to the purchase price, including final working capital adjustments, and recorded a gain, net of selling expense, of $21,000. Including the impairment losses we recognized in the second half of 2012 related to this transaction, we recognized an overall loss, net of selling expense, of $14.8 million on the Truckee Disposition. For each of the properties we sold or that we have contracted to sell, we classified their results of operations as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Discontinued operations for the year ended December 31, 2013 reflect one month of operating results of the properties we sold in the Truckee Disposition.

Table of Contents	F - 30

AFFINITY GAMING
Notes to Consolidated Financial Statements

The following table summarizes operating results for discontinued operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenue	$—	$—	$3,289
Pretax income (loss) from discontinued operations	$—	$—	$(369)
Discontinued operations, net of tax	$—	$—	$(236)

NOTE 17. SELECTED QUARTERLY FINANCIAL INFORMATION

UNAUDITED
(in thousands)

	March 31	June 30	September 30	December 31	Total
December 31, 2015
Net revenue	$96,978	$101,511	$101,950	$92,861	$393,300
Operating income	10,762	10,085	9,047	(15,073)	14,821
Income (loss) from continuing operations	(240)	797	1,996	(15,649)	(13,096)
December 31, 2014
Net revenue	$95,522	$98,916	$99,231	$92,233	$385,902
Operating income	6,846	5,943	5,210	3,937	21,936
Income (loss) from continuing operations	47	(14,367)	(3,685)	(5,672)	(23,677)

We have adjusted net revenue $0.3 million and $1.0 million for the quarters ended March 31, 2015 and 2014, and $0.3 million and $0.7 million for the quarters ended June 30, 2015 and 2014, from amounts that were previously reported in our Quarterly Reports on Form 10-Q for the correction of an immaterial error as discussed in Note 2.

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

Table of Contents	F - 31

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Balance Sheet
December 31, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$106,384	$—	$51,395	$—	$157,779
Restricted cash	469	—	139	—	608
Accounts receivable, net	220	—	2,997	—	3,217
Income tax receivable	16	—	—	—	16
Prepaid expense	1,813	—	8,266	—	10,079
Inventory	—	—	2,798	—	2,798
Total current assets	108,902	—	65,595	—	174,497
Property and equipment, net	2,002	—	249,906	—	251,908
Intercompany receivables	—	—	110,150	(110,150)	—
Investment in subsidiaries	551,953	—	—	(551,953)	—
Other assets, net	3,444	—	1,556	—	5,000
Intangibles, net	—	—	124,042	—	124,042
Goodwill	—	—	48,287	—	48,287
Total assets	$666,301	$—	$599,536	$(662,103)	$603,734

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$3,483	$—	$9,737	$—	$13,220
Intercompany payables	110,150	—	—	(110,150)	—
Accrued interest	2,327	—	—	—	2,327
Accrued expense	1,455	—	22,703	—	24,158
Deferred income taxes	53		1,610	—	1,663
Current maturities of long-term debt	11,383	—	—	—	11,383
Other current liabilities	—	—	23	—	23
Total current liabilities	128,851	—	34,073	(110,150)	52,774
Long-term debt, less current portion	365,674	—	—	—	365,674
Other liabilities	1,397	—	535	—	1,932
Deferred income taxes	120	—	12,975	—	13,095
Total liabilities	496,042	—	47,583	(110,150)	433,475

Common stock	20	—	—	—	20
Other equity	170,239	—	551,953	(551,953)	170,239
Total owners’ equity	170,259	—	551,953	(551,953)	170,259
Total liabilities and owners’ equity	$666,301	$—	$599,536	$(662,103)	$603,734

Table of Contents	F - 32

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Balance Sheet
December 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$88,737	$—	$46,438	$—	$135,175
Restricted cash	469	—	139	—	608
Accounts receivable, net	916	—	2,600	—	3,516
Income tax receivable	171	—	—	—	171
Prepaid expense	1,086	—	9,048	—	10,134
Inventory	—	—	2,666	—	2,666
Total current assets	91,379	—	60,891	—	152,270
Property and equipment, net	3,016	—	258,095	—	261,111
Intercompany receivables	—	—	82,764	(82,764)	—
Investment in subsidiaries	548,541	—	—	(548,541)	—
Other assets, net	4,223	—	1,515	—	5,738
Intangibles, net	—	—	126,543	—	126,543
Goodwill	—	—	68,516	—	68,516
Total assets	$647,159	$—	$598,324	$(631,305)	$614,178

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,737	$—	$11,165	$—	$12,902
Intercompany payables	82,764	—	—	(82,764)	—
Accrued interest	2,353	—	—	—	2,353
Accrued expense	1,152	—	21,358	—	22,510
Deferred income taxes	108	—	1,330	—	1,438
Other current liabilities	—	—	30	—	30
Total current liabilities	88,114	—	33,883	(82,764)	39,233
Long-term debt, less current portion	374,678	—	23	—	374,701
Other liabilities	1,207	—	501	—	1,708
Deferred income taxes	705	—	15,376	—	16,081
Total liabilities	464,704	—	49,783	(82,764)	431,723

Common stock	20	—	—	—	20
Other equity	182,435	—	548,541	(548,541)	182,435
Total owners’ equity	182,455	—	548,541	(548,541)	182,455
Total liabilities and owners’ equity	$647,159	$—	$598,324	$(631,305)	$614,178

Table of Contents	F - 33

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Statement of Operations
Year ended December 31, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$295,046	$—	$295,046
Food and beverage	—	—	47,536	—	47,536
Lodging	—	—	26,664	—	26,664
Fuel and retail	—	—	58,471	—	58,471
Other	—	—	13,412	—	13,412
Total revenue	—	—	441,129	—	441,129
Promotional allowances	—	—	(47,829)	—	(47,829)
Net revenue	—	—	393,300	—	393,300
EXPENSE
Casino	—	—	116,416	—	116,416
Food and beverage	—	—	47,188	—	47,188
Lodging	—	—	16,425	—	16,425
Fuel and retail	—	—	43,285	—	43,285
Other	—	—	7,147	—	7,147
General and administrative	—	—	78,573	—	78,573
Depreciation and amortization	1,199	—	27,829	—	29,028
Corporate	19,887	—	—	—	19,887
Goodwill and other impairments	—	—	20,229	—	20,229
Write downs, reserves and recoveries	255	—	46	—	301
Total expense	21,341	—	357,138	—	378,479
Operating income (loss) from continuing operations	(21,341)	—	36,162	—	14,821
Other income (expense)
Interest expense, net	(30,652)	—	—	—	(30,652)
Intercompany interest income	30,831	—	—	(30,831)	—
Intercompany interest expense	—	—	(30,831)	30,831	—
Income from equity investments in subsidiaries	3,412	—	—	(3,412)	—
Total other expense, net	3,591	—	(30,831)	(3,412)	(30,652)
Income (loss) from continuing operations before income tax	(17,750)	—	5,331	(3,412)	(15,831)
Benefit from (provision for) income taxes	4,654	—	(1,919)	—	2,735
Net income (loss)	$(13,096)	$—	$3,412	$(3,412)	$(13,096)

Table of Contents	F - 34

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Statement of Operations
Year ended December 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$294,998	$—	$294,998
Food and beverage	—	—	49,029	—	49,029
Lodging	—	—	26,302	—	26,302
Fuel and retail	—	—	58,893	—	58,893
Other	—	—	14,482	—	14,482
Total revenue	—	—	443,704	—	443,704
Promotional allowances	—	—	(57,802)	—	(57,802)
Net revenue	—	—	385,902	—	385,902
EXPENSE
Casino	—	—	122,404	—	122,404
Food and beverage	—	—	48,137	—	48,137
Lodging	—	—	16,281	—	16,281
Fuel and retail	—	—	46,825	—	46,825
Other	—	—	7,921	—	7,921
General and administrative	—	—	79,429	—	79,429
Depreciation and amortization	1,223	—	27,356	—	28,579
Corporate	14,814	—	—	—	14,814
Write downs, reserves and recoveries	24		(448)	—	(424)
Total expense	16,061	—	347,905	—	363,966
Operating income (loss) from continuing operations	(16,061)	—	37,997	—	21,936
Other income (expense)
Interest expense, net	(29,827)	—	—	—	(29,827)
Intercompany interest income	29,996	—	—	(29,996)	—
Intercompany interest expense	—	—	(29,996)	29,996	—
Loss on extinguishment (or modification) of debt	(240)	—	—	—	(240)
Income from equity investments in subsidiaries	23,298	—	—	(23,298)	—
Total other income (expense), net	23,227	—	(29,996)	(23,298)	(30,067)
Income from continuing operations before income tax	7,166	—	8,001	(23,298)	(8,131)
Benefit from (provision for) income taxes	(30,843)	—	15,297	—	(15,546)
Net income (loss)	$(23,677)	$—	$23,298	$(23,298)	$(23,677)

Table of Contents	F - 35

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidating Statement of Operations
Year ended December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$299,216	$—	$299,216
Food and beverage	—	—	45,494	—	45,494
Lodging	—	—	26,166	—	26,166
Fuel and retail	—	—	59,011	—	59,011
Other	—	—	13,775	—	13,775
Total revenue	—	—	443,662	—	443,662
Promotional allowances	—	—	(53,888)	—	(53,888)
Net revenue	—	—	389,774	—	389,774
EXPENSE
Casino	—	—	118,945	—	118,945
Food and beverage	—	—	45,375	—	45,375
Lodging	—	—	17,551	—	17,551
Fuel and retail	—	—	49,094	—	49,094
Other	—	—	7,704	—	7,704
General and administrative	—	—	77,133	—	77,133
Depreciation and amortization	999	—	26,810	—	27,809
Corporate	12,233	—	—	—	12,233
Write downs, reserves and recoveries	(1,459)	—	6,225	—	4,766
Loss on impairment of assets	—	—	165	—	165
Total expense	11,773	—	349,002	—	360,775
Operating income (loss) from continuing operations	(11,773)	—	40,772	—	28,999
Other income (expense)
Interest expense, net	(30,589)	—	—	161	(30,428)
Intercompany interest income	30,595	—	—	(30,595)	—
Intercompany interest expense	—	—	(30,595)	30,595	—
Loss on extinguishment (or modification) of debt	(81)		—	—	(81)
Income from equity investments in subsidiaries	6,604	—	—	(6,604)	—
Total other income (expense), net	6,529	—	(30,595)	(6,443)	(30,509)
Income from continuing operations before income tax	(5,244)	—	10,177	(6,443)	(1,510)
Benefit from (provision for) income taxes	4,017	—	(3,498)	—	519
Income (loss) from continuing operations	$(1,227)	$—	$6,679	$(6,443)	$(991)

Discontinued operations
Income (loss) from discontinued operations before income tax	—	—	(369)	—	(369)
Benefit from (provision for) income taxes	—	—	133	—	133
Loss from discontinued operations	$—	$—	$(236)	$—	$(236)
Net income (loss)	$(1,227)	$—	$6,443	$(6,443)	$(1,227)

Table of Contents	F - 36

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2015
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(40,957)	$—	$80,943	$39,986

Cash flows from investing activities:
Proceeds from sale of property and equipment	14	—	8	22
Purchases of property and equipment	(3,611)	—	(13,692)	(17,303)
Net cash used in investing activities	$(3,597)	$—	$(13,684)	$(17,281)

Cash flows from financing activities:
Change in intercompany accounts	62,272	—	(62,272)	—
Payments on long-term debt	—	—	(30)	(30)
Repurchases of vested share-based awards	(71)	—	—	(71)
Net cash provided by (used in) financing activities	$62,201	$—	$(62,302)	$(101)

Net increase in cash and cash equivalents	17,647	—	4,957	22,604

Cash and cash equivalents
Beginning of year	88,737	—	46,438	135,175
End of period	$106,384	$—	$51,395	$157,779

Table of Contents	F - 37

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2014
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(74,174)	$—	$96,945	$22,771

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	365	365
Purchases of property and equipment	(973)	—	(16,268)	(17,241)
Net cash provided by (used in) investing activities	$(973)	$—	$(15,903)	$(16,876)

Cash flows from financing activities:
Change in intercompany accounts	76,949	—	(76,949)	—
Payment on long-term debt	(8,501)	—	(216)	(8,717)
Proceeds from long term debt	—	—	—	—
Loan origination fees	(2,860)	—	—	(2,860)
Net cash provided by (used in) financing activities	$65,588	$—	$(77,165)	$(11,577)

Net increase (decrease) in cash and cash equivalents	(9,559)	—	3,877	(5,682)

Cash and cash equivalents
Beginning of year	98,296	—	42,561	140,857
End of period	$88,737	$—	$46,438	$135,175

Table of Contents	F - 38

AFFINITY GAMING
Notes to Consolidated Financial Statements

Affinity Gaming and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2013
(000s)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(30,366)	$—	$67,153	$36,787

Cash flows from investing activities:
Proceeds from sale to Truckee Gaming, LLC	17,447	—	—	17,447
Proceeds from sale of property and equipment	20	—	50	70
Purchases of property and equipment	(1,127)	—	(30,593)	(31,720)
Net cash provided by (used in) investing activities	$16,340	$—	$(30,543)	$(14,203)

Cash flows from financing activities:
Change in intercompany accounts	31,683	—	(31,683)	—
Payment on long-term debt	(11,568)	—	(176)	(11,744)
Proceeds from long term debt	4,314	—	—	4,314
Loan origination fees	(852)	—	—	(852)
Repurchases of vested share-based awards	(318)		—	(318)
Net cash provided by (used in) financing activities	$23,259	$—	$(31,859)	$(8,600)

Net increase in cash and cash equivalents	9,233	—	4,751	13,984

Cash and cash equivalents
Beginning of year	89,063	—	37,810	126,873
End of period	$98,296	$—	$42,561	$140,857

Cash flows from discontinued operations:
Cash flows from operating activities	—	—	36	$36
Cash flows from investing activities	—	—	$(4,695)	(4,695)
Cash flows from discontinued operations	$—	$—	$(4,659)	$(4,659)

Table of Contents	F - 39

AFFINITY GAMING
Notes to Consolidated Financial Statements

NOTE 19. SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred during the period from December 31, 2015 through the filing date. We did not identify any subsequent events the effects of which would require disclosure in our financial statement footnotes or adjustment to our financial position or results of operations.

Table of Contents	F - 40