Form 10-Q
period 2016-03-31
Affinity Gaming
filed 2016-05-12
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of May 10, 2016, there were 20,462,329 shares of the registrant's common stock outstanding.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding the effects of our promotional campaigns and marketing programs on reducing costs and improving operating margins;

•	estimated and projected costs, capital expenditures and expense savings;

•	the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; and

•	our continued viability, our operations and results of operations.

We base these and other forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	our debt service requirements, which may adversely affect our operations and ability to compete;

•	our ability to generate cash to service our substantial indebtedness, which depends on many factors that we cannot control;

•	the impact of restrictions under, and results of noncompliance with, the terms of our credit agreement and notes indenture;

•	intense competition;

•	extensive regulation from gaming and other government authorities;

•	changes to applicable gaming and tax laws;

•	severe weather conditions and other natural disasters that affect visitation to our casinos;

•	environmental contamination and remediation costs;

•	pending and potential litigation;

•	reductions in spending as a result of economic downturns and other factors;

•	changes in income tax, payroll tax and health care benefits laws;

•	additional gaming licenses being granted in or adjacent to jurisdictions where we operate;

•	breaches of our information systems resulting in loss or compromise of customer data;

•	changes in the smoking laws; and

•	other factors as described in “Part I. Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 23, 2016 (“2015 Form 10-K”).

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

Table of Contents	ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$169,012	$157,779
Restricted cash	608	608
Accounts receivable, net of reserve of $157 and $147, respectively	2,635	3,217
Income tax receivable	16	16
Prepaid expense	9,559	10,079
Inventory	2,740	2,798
Total current assets	184,570	174,497
Property and equipment, net	247,348	251,908
Other assets, net	3,500	3,530
Intangibles, net	123,416	124,042
Goodwill	48,287	48,287
Total assets	$607,121	$602,264
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$8,705	$13,220
Accrued interest	6,854	2,327
Accrued expense	23,200	24,158
Current maturities of long-term debt	11,494	11,383
Other current liabilities	15	23
Total current liabilities	50,268	51,111
Long-term debt, less current portion	364,878	364,204
Other liabilities	1,835	1,932
Deferred income taxes	16,374	14,758
Total liabilities	433,355	432,005

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,462,329 and 20,377,247 shares issued and outstanding for 2016 and 2015, respectively	20	20
Additional paid-in-capital	208,635	208,239
Accumulated deficit	(34,889)	(38,000)
Total owners’ equity	173,766	170,259
Total liabilities and owners’ equity	$607,121	$602,264
See notes to condensed consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended March 31,
	2016	2015
REVENUE
Casino	$71,883	$75,097
Food and beverage	10,824	11,961
Lodging	6,398	7,032
Fuel and retail	12,140	12,576
Other	3,314	2,895
Total revenue	104,559	109,561
Promotional allowances	(8,809)	(12,583)
Net revenue	95,750	96,978
EXPENSE
Casino	27,381	29,734
Food and beverage	10,792	11,827
Lodging	4,348	3,909
Fuel and retail	8,297	9,264
Other	1,507	1,530
General and administrative	18,713	18,717
Depreciation and amortization	7,384	7,163
Corporate	4,884	3,937
Write downs, reserves and recoveries	52	135
Total expense	83,358	86,216
Operating income	12,392	10,762
Other expense
Interest expense, net	(7,665)	(7,605)
Total other expense, net	(7,665)	(7,605)
Income before income tax	4,727	3,157
Provision for income taxes	(1,616)	(3,397)
Net income (loss)	$3,111	$(240)

See notes to condensed consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,111	$(240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,384	7,163
Amortization of debt costs and discounts	784	720
(Gain) loss on sale of property and equipment	(5)	5
Share-based compensation	374	162
Deferred income taxes	1,616	3,366
Changes in operating assets and liabilities:
Accounts receivable, net	582	153
Prepaid expense	520	801
Inventory	58	235
Other assets	68	(1)
Accounts payable	(2,271)	562
Accrued interest	4,527	4,501
Accrued expense	(958)	647
Income tax receivable	—	95
Other liabilities	(11)	(8)
Net cash provided by operating activities	15,779	18,161
Cash flows from investing activities:
Proceeds from sale of property and equipment	17	1
Purchases of property and equipment	(4,482)	(3,125)
Net cash used in investing activities	(4,465)	(3,124)
Cash flows from financing activities:
Payment on long-term debt	(8)	(8)
Repurchases of vested share-based awards	(73)	(47)
Net cash used in financing activities	(81)	(55)
Net increase in cash and cash equivalents	11,233	14,982
Cash and cash equivalents:
Beginning of period	157,779	135,175
End of period	$169,012	$150,157

Supplemental cash flow information:
Cash paid during the period for interest	$2,432	$2,431
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$311	$316
See notes to condensed consolidated financial statements.

Table of Contents	4	Financial Statement Index

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2016, with the audited Consolidated Balance Sheet amounts as of December 31, 2015 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of March 31, 2016, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2015 Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have made no material changes to our significant accounting policies as reported in our 2015 Form 10-K.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors are required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact this guidance will have on its financial condition, results of operations, cash flows or the reporting thereof.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 stipulate that an entity should recognize revenue in an amount which reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers, and they provide a five-step process to assist entities with achieving that core principle. The ASU also specifies the accounting for some costs to obtain or fulfill a contract with a customer. With regard to disclosures, ASU 2014-09 states that entities should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and it requires qualitative and quantitative disclosures concerning contracts with customers, significant judgments and changes therein, and assets recognized from the costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09, have been deferred for one year and are effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, and they permit either retrospective application to all prior periods or retrospective application with the cumulative effect of application recognized on the initial application date. Early adoption is permitted for annual and interim periods beginning after December 31, 2016. We are currently evaluating the impact this guidance will have on its financial condition, results of operations, cash flows or the reporting thereof.

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

In November 2015, the FASB issued an accounting standards update which changes the presentation of deferred taxes in classified balance sheets. The new guidance requires classification of all deferred tax assets and liabilities as well as applicable valuation allowances as non-current. The effective date for this guidance is for financial statements issued for annual and interim periods beginning after December 15, 2016. Early application is permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have applied the guidance in the accompanying condensed consolidated financial statements with retrospective application for the Consolidated Balance Sheet at December 31, 2015. The effect of the accounting change in the prior year resulted in current deferred income taxes of $1.7 million, previously presented separately in current liabilities, to be added to $13.1 million in long-term deferred income taxes, for a revised $14.8 million in long-term deferred income taxes at December 31, 2015.

NOTE 3. RESTRICTED CASH

Restricted cash balances at March 31, 2016 and December 31, 2015 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation insurance policies.

Table of Contents	6	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	March 31, 2016	December 31, 2015
Building and improvements	7 - 40	$186,123	$185,875
Gaming equipment	3 - 10	77,462	75,527
Furniture, fixtures, and equipment	3 - 10	50,511	49,571
Leasehold improvements	7	196	196
Land	—	39,513	39,513
Barge	30	15,019	15,019
Construction-in-progress		1,992	3,185
Total property and equipment		370,816	368,886
Less accumulated depreciation		(123,468)	(116,978)
Total property and equipment, net		$247,348	$251,908

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

The following table summarizes intangible assets by category (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(9,083)	$3,081	$12,164	$(8,583)	$3,581
Trademarks	2,982	(2,524)	458	2,982	(2,398)	584
	15,146	$(11,607)	3,539	15,146	$(10,981)	4,165
Indefinite-lived intangible assets
Gaming license rights	110,646		110,646	110,646		110,646
Local tradenames	9,231		9,231	9,231		9,231
	119,877		119,877	119,877		119,877
Total intangible assets	$135,023		$123,416	$135,023		$124,042

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the changes in goodwill by reportable segment during the three months ended March 31, 2016:

	Nevada	Midwest	Total
Balance at December 31, 2015	$33,665	$14,622	$48,287
Impairment of goodwill	—	—	—
Balance at March 31, 2016	$33,665	$14,622	$48,287

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

NOTE 6. OTHER ASSETS, NET

Other assets, net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Long-term deposits	$2,920	$2,919
Other assets	580	611
Total	$3,500	$3,530

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Progressive jackpot liabilities	$3,013	$2,984
Accrued payroll and related	6,509	7,441
Slot club point liability	3,301	3,213
Litigation reserve	3,100	3,100
Other accrued expense	7,277	7,420
Total	$23,200	$24,158

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	March 31, 2016	December 31, 2015
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized debt issuance cost, net	(2,741)	(3,028)
Unamortized discount	(767)	(847)
9% Senior Unsecured Notes due 2018, net	196,492	196,125
Term loan due 2017	182,745	182,745
Unamortized debt issuance cost, net	(2,865)	(3,283)
Term loan due 2017, net	179,880	179,462
Total debt, including current maturities	376,372	375,587
Less: current maturities of long-term debt	(11,494)	(11,383)
Total long-term debt	$364,878	$364,204

The current maturities of long-term debt at March 31, 2016, includes the mandatory excess cash flow payment as calculated for the year ended December 31, 2015 on the Initial Term Loan. The actual payment required by the lenders was $2.9 million, which was paid in April 2016.

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

Unamortized debt issuance cost, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $5.6 million at March 31, 2016. In April 2015, the FASB issued guidance that debt issuance costs should be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Under the new guidance, effective for annual and interim periods beginning after December 15, 2015, we have reclassified $1.5 million in unamortized debt issuance costs previously presented in other assets to be deducted from the long-term debt balances at December 31, 2015.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00, and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00. At March 31, 2016, the First Lien Senior Secured Net Leverage Ratio was 2.03 to 1.00, and the Interest Expense Coverage Ratio was 2.52 to 1.00. As of March 31, 2016, we remained in compliance with all debt covenants.

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

We based the estimated fair value of the 2018 Notes and the New Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at March 31, 2016 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$196,492	$200,422
Term loan due 2017	179,880	180,564
Total	$376,372	$380,986

NOTE 9. INCOME TAXES

We continually evaluate our deferred tax assets to determine if any portion of those assets would not be realized in a future period. Based on our analysis of all available evidence, which included consideration of our cumulative consolidated pre-tax losses as well as other data, we concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, we recorded a valuation allowance of $13.6 million in 2014. For the quarters ended March 31, 2016 and 2015, our effective income tax rates varied from the federal statutory rate primarily due to the amortization of indefinite-lived intangibles. We recorded a provision for income taxes of $1.6 million and $3.4 million, for the quarters ended March 31, 2016 and 2015, respectively.

We have analyzed our filing positions in each jurisdiction where we are required to file income tax returns. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments which will result in a material change to our financial position.

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions. Our 2014 United States federal return is currently under examination. No adjustments have been proposed as of March 31, 2016.

NOTE 10. SHARE-BASED COMPENSATION

We designed our share-based compensation arrangements to advance our long-term interests; for example, by allowing us to attract and retain employees and directors by aligning their interests with those of our stockholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, our operating results, government regulations and availability under our equity incentive plans. Depending upon the form of the share-based award, new shares of our common stock may be issued upon grant, option exercise or vesting of the award.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

attainment of performance criteria, or both. Stock options awarded under the LTIP expire five years from the grant date. Awards granted to management generally vest ratably over three years from the date of the grant and those granted to directors generally vest in two equal tranches, the first upon issuance and the second during January of the calendar year following the year of grant. Holders of restricted stock may vote their shares and receive their proportionate share of any dividends. Restricted stock remains subject to the terms and conditions contained in the applicable award agreement and our LTIP until the recipient vests in the award.

The following table summarizes the activity related to our outstanding stock options and non-vested restricted stock for the period ended March 31, 2016:

	Stock Options		Restricted Stock
	Outstanding		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2015	330,605	$10.24	82,290	$10.54
Granted	272,500	12.00	85,082	12.00
Vested	—	—	(81,660)	10.96
Forfeited	(36,364)	10.00	—	—
March 31, 2016	566,741	$11.10	85,712	$11.59

As of March 31, 2016, awards representing 1,029,070 shares or potential shares of our common stock remained outstanding; therefore, awards representing 970,930 shares or potential shares of our common stock remained available for issuance under our Amended 2011 Long-Term Incentive Plan.

We account for stock option awards as liabilities as a result of our past practice of settling stock options for cash. As of March 31, 2016, we have reported a $1.2 million share-based compensation liability in the Other liabilities line item.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Data Security Events

In October 2013, Affinity was contacted by law enforcement regarding fraudulent credit and debit card charges which may have been linked to a data security breach in Affinity’s information technology system. We immediately initiated a thorough investigation, supported by an independent professional forensic investigation firm, to determine the nature and scope of the compromise. In December 2013, we issued a press release advising that our payment processing system had become infected by malware, which resulted in a compromise of credit card and debit card information belonging to individuals who used their cards at restaurants, hotels and gift shops at our facilities between March 14 and October 16, 2013. As of November 14, 2013, our forensics expert advised us that our credit card processing systems were free of functioning malware. We encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure. In April 2014, we again learned that an unauthorized intrusion and installation of malware compromising the credit card processing environment had occurred. We then hired a different professional forensics investigation firm to conduct a thorough investigation of the more recently discovered event, and the security of our information technology environment as it related to both incidents. As a result of the second investigation, we have reason to believe credit card and debit card information from individuals who used their cards at restaurants, hotels and gift shops at our properties between December 7, 2013 and April 28, 2014, also may have been compromised. In May 2014, we issued another

Table of Contents	11	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

press release and encouraged our patrons to protect against possible identity theft or other financial loss by reviewing account statements for potential fraudulent activity during the period of exposure.

We carry insurance coverage of $5.0 million for liability resulting from network security events. As of March 31, 2016, we have incurred $1.2 million in expense, including deductibles, for the security breaches. We do not expect to incur additional material expenses that are not covered by insurance. However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although the independent forensic investigation has concluded, we have not received all of the monetary assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. In addition, several state attorneys general are investigating the data breach events, including how they occurred, their consequences and our responses. We are cooperating in the governmental investigation, and could be subject to fines or other obligations. We have not concluded that a loss from the governmental investigation is probable, however, and therefore have not recorded an accrual for governmental investigation or regulatory action. We will continue to evaluate information as it becomes known and will record an estimate for loss at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We have commenced a lawsuit in federal court in Nevada against the firm that conducted the initial forensic investigation for recovery of the costs and assessments we incurred as a result of the April 2014 data breach discovery.

Litigation

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Hotel & Casino (“Lakeside”) in Osceola, Iowa, filed an action in Iowa state court against Affinity and Lakeside, seeking a declaratory judgment that the management contract between CCDC and Lakeside is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside, Affinity and the Iowa Racing & Gaming Commission (“IRGC”) in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved our predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent. On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit, since removed to federal court in Iowa, in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  On April 21, 2015, following discovery in the new lawsuit, the Court granted summary judgment in favor of the Company and against CCDC, entering judgment for the Company. CCDC appealed the grant of summary judgment to the 8th Circuit U.S. Court of Appeals, and oral argument on the appeal was heard November 5, 2015. We do not know when a decision on the appeal will be rendered.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Environmental Remediation

In 2011, during excavation at the site of our travel center at Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”) in Primm, Nevada, we encountered several contaminated underground sites which required soil remediation and groundwater testing. Much of the contamination resulted from underground fuel storage tanks related to a gas station operated more than 35 years ago, as well as from abandoned underground fuel lines. We also began testing at the direction of the Nevada Division of Environmental Protection (the “NDEP”) to determine the extent to which the contamination has affected the groundwater, and we have agreed to continue monitoring the groundwater for a period of at least two more years.

For the three months ended March 31, 2016 and 2015, we incurred $33 thousand and $0.1 million and in costs on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. From the beginning of construction through March 31, 2016, we have incurred a total of approximately $4.0 million in costs on remediation work and received $1.9 million from our insurer. Insurance proceeds were received in 2015 and prior years.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended March 31,
	2016	2015
Gross revenue
Nevada	$61,781	$65,050
Midwest	33,121	33,265
Colorado	9,657	11,246
Total gross revenue	104,559	109,561
Promotional allowances
Nevada	(5,896)	(8,788)
Midwest	(2,014)	(2,538)
Colorado	(899)	(1,257)
Total promotional allowances	(8,809)	(12,583)
Net revenue
Nevada	55,885	56,262
Midwest	31,107	30,727
Colorado	8,758	9,989
Total net revenue	$95,750	$96,978

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

Adjusted EBITDA is a measure which does not conform to generally accepted accounting principles in the United States (“GAAP”). You should not consider this information as an alternative to any measure of performance as promulgated under GAAP, such as operating income and net income. Our calculation of Adjusted EBITDA may be different from the calculations used by other companies; therefore, comparability may be limited. We have included a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, which in our case is operating income.

Table of Contents	14	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended March 31,
	2016	2015
Adjusted EBITDA
Nevada	$12,894	$10,522
Midwest	10,674	9,569
Colorado	1,144	1,906
Corporate and other	(4,510)	(3,775)
Total Adjusted EBITDA	$20,202	$18,222

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended March 31, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$12,894	$(3,651)	$—	$(35)	$9,208
Midwest	10,674	(2,030)	—	7	8,651
Colorado	1,144	(1,458)	—	—	(314)
Corporate and other	(4,510)	(245)	(374)	(24)	(5,153)
Total operations	$20,202	$(7,384)	$(374)	$(52)	$12,392

	Quarter Ended March 31, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$10,522	$(3,688)	$—	$(77)	$6,757
Midwest	9,569	(1,895)	—	—	7,674
Colorado	1,906	(1,269)	—	(58)	579
Corporate and other	(3,775)	(311)	(162)	—	(4,248)
Total operations	$18,222	$(7,163)	$(162)	$(135)	$10,762

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents total assets by reportable segment (in thousands):

	March 31, 2016	December 31, 2015
Total assets by reportable segment
Nevada	$225,652	$224,731
Midwest	206,411	207,414
Colorado	56,856	57,242
Reportable segment total assets	488,919	489,387
Corporate and other	118,202	112,877
Total assets	$607,121	$602,264

Total assets in Corporate and other consist primarily of cash at the corporate entity.

The following table presents additions to property and equipment by reportable segment (in thousands):

	Quarter Ended March 31,
	2016	2015
Cash paid for capital expenditures by reportable segment
Nevada	$2,475	$2,145
Midwest	754	444
Colorado	407	248
Reportable segment additions	3,636	2,837
Corporate	846	288
Total cash paid for capital expenditures	$4,482	$3,125

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

We prepared and are presenting the condensed consolidating financial statements in this footnote using the same accounting policies which we used to prepare the financial information located elsewhere in our unaudited condensed consolidated interim financial statements and related footnotes. Although Affinity Gaming Finance Corp. (“AG Finance”), a wholly-owned subsidiary of the Company, is a co-issuer of the 2018 Notes, we present our indebtedness as an obligation of Affinity Gaming only. AG Finance reflects no activity during any period presented, and we did not have any non-guarantor subsidiaries during any period presented.

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Balance Sheet
March 31, 2016
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$112,944	$—	$56,068	$—	$169,012
Restricted cash	469	—	139	—	608
Accounts receivable, net	162	—	2,473	—	2,635
Income tax receivable	16	—	—	—	16
Prepaid expense	1,164	—	8,395	—	9,559
Inventory	—	—	2,740	—	2,740
Total current assets	114,755	—	69,815	—	184,570
Property and equipment, net	1,474	—	245,874	—	247,348
Intercompany receivables	—	—	115,601	(115,601)	—
Investment in subsidiaries	558,229	—	—	(558,229)	—
Other assets, net	1,973	—	1,527	—	3,500
Intangibles, net	—	—	123,416	—	123,416
Goodwill	—	—	48,287	—	48,287
Total assets	$676,431	$—	$604,520	$(673,830)	$607,121

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,562	$—	$7,143	$—	$8,705
Intercompany payables	115,601	—	—	(115,601)	—
Accrued interest	6,854	—	—	—	6,854
Accrued expense	754	—	22,446	—	23,200
Current maturities of long-term debt	11,494	—	—	—	11,494
Other current liabilities	—	—	15	—	15
Total current liabilities	136,265	—	29,604	(115,601)	50,268
Long-term debt, less current portion	364,878	—	—	—	364,878
Other liabilities	1,290	—	545	—	1,835
Deferred income taxes	232	—	16,142	—	16,374
Total liabilities	502,665	—	46,291	(115,601)	433,355

Common stock	20	—	—	—	20
Other equity	173,746	—	558,229	(558,229)	173,746
Total owners’ equity	173,766	—	558,229	(558,229)	173,766
Total liabilities and owners’ equity	$676,431	$—	$604,520	$(673,830)	$607,121

Table of Contents	17	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$106,384	$—	$51,395	$—	$157,779
Restricted cash	469	—	139	—	608
Accounts receivable, net	220	—	2,997	—	3,217
Income tax receivable	16	—	—	—	16
Prepaid expense	1,813	—	8,266	—	10,079
Inventory	—	—	2,798	—	2,798
Total current assets	108,902	—	65,595	—	174,497
Property and equipment, net	2,002	—	249,906	—	251,908
Intercompany receivables	—	—	110,150	(110,150)	—
Investment in subsidiaries	551,953	—	—	(551,953)	—
Other assets, net	1,974	—	1,556	—	3,530
Intangibles, net	—	—	124,042	—	124,042
Goodwill	—	—	48,287	—	48,287
Total assets	$664,831	$—	$599,536	$(662,103)	$602,264

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$3,483	$—	$9,737	$—	$13,220
Intercompany payables	110,150	—	—	(110,150)	—
Accrued interest	2,327	—	—	—	2,327
Accrued expense	1,455	—	22,703	—	24,158
Current maturities of long-term debt	11,383	—	—	—	11,383
Other current liabilities	—	—	23	—	23
Total current liabilities	128,798	—	32,463	(110,150)	51,111
Long-term debt, less current portion	364,204	—	—	—	364,204
Other liabilities	1,397	—	535	—	1,932
Deferred income taxes	173	—	14,585	—	14,758
Total liabilities	494,572	—	47,583	(110,150)	432,005

Common stock	20	—	—	—	20
Other equity	170,239	—	551,953	(551,953)	170,239
Total owners’ equity	170,259	—	551,953	(551,953)	170,259
Total liabilities and owners’ equity	$664,831	$—	$599,536	$(662,103)	$602,264

Table of Contents	18	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Operations
Quarter ended March 31, 2016
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$71,883	$—	$71,883
Food and beverage	—	—	10,824	—	10,824
Lodging	—	—	6,398	—	6,398
Fuel and retail	—	—	12,140	—	12,140
Other	—	—	3,314	—	3,314
Total revenue	—	—	104,559	—	104,559
Promotional allowances	—	—	(8,809)	—	(8,809)
Net revenue	—	—	95,750	—	95,750
EXPENSE
Casino	—	—	27,381	—	27,381
Food and beverage	—	—	10,792	—	10,792
Lodging	—	—	4,348	—	4,348
Fuel and retail	—	—	8,297	—	8,297
Other	—	—	1,507	—	1,507
General and administrative	—	—	18,713	—	18,713
Depreciation and amortization	245	—	7,139	—	7,384
Corporate	4,884	—	—	—	4,884
Write downs, reserves and recoveries	24	—	28	—	52
Total expense	5,153	—	78,205	—	83,358
Operating income (loss)	(5,153)	—	17,545	—	12,392
Other income (expense)
Interest expense, net	(7,665)	—	—	—	(7,665)
Intercompany interest income	7,738	—	—	(7,738)	—
Intercompany interest expense	—	—	(7,738)	7,738	—
Income from equity investments in subsidiaries	6,276	—	—	(6,276)	—
Total other expense, net	6,349	—	(7,738)	(6,276)	(7,665)
Income (loss) before income tax	1,196	—	9,807	(6,276)	4,727
Benefit (provision) for income taxes	1,915	—	(3,531)	—	(1,616)
Net income (loss)	$3,111	$—	$6,276	$(6,276)	$3,111

Table of Contents	19	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Operations
Quarter ended March 31, 2015
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$75,097	$—	$75,097
Food and beverage	—	—	11,961	—	11,961
Lodging	—	—	7,032	—	7,032
Fuel and retail	—	—	12,576	—	12,576
Other	—	—	2,895	—	2,895
Total revenue	—	—	109,561	—	109,561
Promotional allowances	—	—	(12,583)	—	(12,583)
Net revenue	—	—	96,978	—	96,978
EXPENSE
Casino	—	—	29,734	—	29,734
Food and beverage	—	—	11,827	—	11,827
Lodging	—	—	3,909	—	3,909
Fuel and retail	—	—	9,264	—	9,264
Other	—	—	1,530	—	1,530
General and administrative	—	—	18,717	—	18,717
Depreciation and amortization	311	—	6,852	—	7,163
Corporate	3,937	—	—	—	3,937
Write downs, reserves and recoveries	—	—	135	—	135
Total expense	4,248	—	81,968	—	86,216
Operating income (loss)	(4,248)	—	15,010	—	10,762
Other income (expense)
Interest expense, net	(7,605)	—	—	—	(7,605)
Intercompany interest income	7,648	—	—	(7,648)	—
Intercompany interest expense	—	—	(7,648)	7,648	—
Income from equity investments in subsidiaries	(560)	—	—	560	—
Total other income (expense), net	(517)	—	(7,648)	560	(7,605)
Income (loss) before income tax	(4,765)	—	7,362	560	3,157
Benefit (provision) for income taxes	4,525	—	(7,922)	—	(3,397)
Net income (loss)	$(240)	$—	$(560)	$560	$(240)

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(5,965)	$—	$21,744	$15,779

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	17	17
Purchases of property and equipment	(846)	—	(3,636)	(4,482)
Net cash used in investing activities	$(846)	$—	$(3,619)	$(4,465)

Cash flows from financing activities:
Change in intercompany accounts	13,444	—	(13,444)	—
Payments on capital lease	—	—	(8)	(8)
Repurchases of vested share-based awards	(73)	—	—	(73)
Net cash provided by (used in) financing activities	$13,371	$—	$(13,452)	$(81)

Net increase in cash and cash equivalents	6,560	—	4,673	11,233

Cash and cash equivalents
Beginning of year	106,384	—	51,395	157,779
End of period	$112,944	$—	$56,068	$169,012

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(587)	$—	$18,748	$18,161

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	1	1
Purchases of property and equipment	(288)	—	(2,837)	(3,125)
Net cash used in investing activities	$(288)	$—	$(2,836)	$(3,124)

Cash flows from financing activities:
Change in intercompany accounts	10,789	—	(10,789)	—
Payments on capital lease	—	—	(8)	(8)
Repurchases of vested share-based awards	(47)	—	—	(47)
Net cash provided by (used in) financing activities	$10,742	$—	$(10,797)	$(55)

Net increase in cash and cash equivalents	9,867	—	5,115	14,982

Cash and cash equivalents
Beginning of year	88,737	—	46,438	135,175
End of period	$98,604	$—	$51,553	$150,157

Table of Contents	22	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, Iowa and Colorado. Casino operations as of March 31, 2016 included the following wholly-owned casinos (by segment):

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
(Collectively, Golden Mardi Gras, Golden Gulch and Golden Gates are referred to as the “Black Hawk Casinos.”)

As of March 31, 2016, casino operations collectively offered approximately 288,400 square feet of gaming space with approximately 6,700 slot machines and 124 table games, while lodging operations offered approximately 3,125 hotel rooms.

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

Marketing programs. We continue to focus on our marketing programs and promotional spending to engage more profitable customers and control our marketing expenses.

Operational efficiencies. Operational efficiency initiatives have resulted in decreased costs including payroll and benefit costs.

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

Table of Contents	24

RESULTS OF OPERATIONS

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended March 31,
	2016	2015	Percent Change
Gross revenue
Nevada	$61,781	$65,050	(5.0)%
Midwest	33,121	33,265	(0.4)%
Colorado	9,657	11,246	(14.1)%
Total gross revenue	104,559	109,561	(4.6)%
Promotional allowances
Nevada	(5,896)	(8,788)	(32.9)%
Midwest	(2,014)	(2,538)	(20.6)%
Colorado	(899)	(1,257)	(28.5)%
Total promotional allowances	(8,809)	(12,583)	(30.0)%
Net revenue
Nevada	55,885	56,262	(0.7)%
Midwest	31,107	30,727	1.2%
Colorado	8,758	9,989	(12.3)%
Total net revenue	$95,750	$96,978	(1.3)%

	Quarter Ended March 31,
	2016	2015	Percent Change
Adjusted EBITDA
Nevada	$12,894	$10,522	22.5%
Midwest	10,674	9,569	11.5%
Colorado	1,144	1,906	(40.0)%
Corporate and other	(4,510)	(3,775)	19.5%
Total Adjusted EBITDA	$20,202	$18,222	10.9%

Table of Contents	25

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended March 31, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$12,894	$(3,651)	$—	$(35)	$9,208
Midwest	10,674	(2,030)	—	7	8,651
Colorado	1,144	(1,458)	—	—	(314)
Corporate and other	(4,510)	(245)	(374)	(24)	(5,153)
Total operations	$20,202	$(7,384)	$(374)	$(52)	$12,392

	Quarter Ended March 31, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$10,522	$(3,688)	$—	$(77)	$6,757
Midwest	9,569	(1,895)	—	—	7,674
Colorado	1,906	(1,269)	—	(58)	579
Corporate and other	(3,775)	(311)	(162)	—	(4,248)
Total operations	$18,222	$(7,163)	$(162)	$(135)	$10,762

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Overall. We recorded net revenue of $95.8 million during the quarter ended March 31, 2016, a decrease of $1.2 million, or 1.3%, compared to the same quarter in the prior year. Adjusted EBITDA during the first quarter was $20.2 million, an increase of $2.0 million, or 10.9%, compared to the same quarter of 2015. Adjusted EBITDA, excluding corporate expense, increased $2.7 million, or 12.3%. These changes were primarily due to our continuing efforts during 2016 to analyze the effectiveness of our promotional campaigns and refine our marketing programs, which have had the effect of reducing costs, decreasing gaming activity from less profitable customers and increasing more profitable play on the gaming floor. While we can provide no assurances, we believe this trend will continue through 2016.

Nevada. Nevada operations include Rail City, Silver Sevens and the Primm Casinos. In addition to casino, lodging and food and beverage operations, our results from the Primm Casinos include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for 59% of our gross revenue during each of the quarters ended March 31, 2016 and 2015.

In our Nevada segment, net revenue decreased $0.4 million, or 0.7%. Casino revenue decreased $1.4 million, or 4.0%. Excluding complimentary revenue, lodging revenue increased $0.8 million. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue decreased $0.3 million, or 2.8%, due to decreased fuel prices during the quarter ended March 31, 2016.

Nevada Adjusted EBITDA increased $2.4 million, or 22.5%. The Adjusted EBITDA contribution from casino operations increased $2.8 million, or 19.3%, primarily as a result of our ongoing efforts to reduce promotional campaigns and refine

Table of Contents	26

marketing programs in 2016 compared to 2015, along with an increase in the Adjusted EBITDA contribution from fuel and retail operations of $0.5 million, or 16.6%.

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside in Iowa. Midwest operations accounted for 32% and 30% of our gross revenue during the quarters ended March 31, 2016 and 2015, respectively.

Net revenue from our Midwest segment increased $0.4 million, or 1.2%. Adjusted EBITDA from our Midwest segment increased $1.1 million, or 11.5%. The increase in net revenue and Adjusted EBITDA was primarily as a result of our ongoing efforts to reduce promotional campaigns and refine marketing programs in 2016 compared to 2015. We are encouraged by our Midwest properties’ performance during the quarter and we anticipate improved operating margins in the Midwest as we continue to analyze and refine our marketing campaigns.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for 9% and 10.3% of our gross revenue during the quarters ended March 31, 2016 and 2015, respectively.

Net revenue from our Colorado segment decreased $1.2 million, or 12.3%. The decrease in net revenue was primarily the result of a $1.5 million decrease in casino revenue related to competitive pressures in the market. Colorado Adjusted EBITDA decreased $0.8 million, or 40.0%, driven primarily by the decrease in revenues partially offset by our efforts to improve operational efficiencies in payroll costs, lower spend on promotional campaigns and lower slot participation fees as we change the variety of games on our casino floor.

Table of Contents	27

Revenue and Expense by Category

The following table presents detail of our consolidated gross revenue and expense by category (in thousands):

	Quarter Ended March 31,
	2016	2015	Percent Change
Total revenue
Casino	$71,883	$75,097	(4.3)%
Food and beverage	10,824	11,961	(9.5)%
Lodging	6,398	7,032	(9.0)%
Fuel and retail	12,140	12,576	(3.5)%
Other	3,314	2,895	14.5%
Total revenue	104,559	109,561	(4.6)%
Promotional allowances	(8,809)	(12,583)	(30.0)%
Net revenue	$95,750	$96,978	(1.3)%

Departmental cost and expense
Casino	$27,381	$29,734	(7.9)%
Food and beverage	10,792	11,827	(8.8)%
Lodging	4,348	3,909	11.2%
Fuel and retail	8,297	9,264	(10.4)%
Other	1,507	1,530	(1.5)%
General and administrative	18,713	18,717	—%
Depreciation and amortization	7,384	7,163	3.1%
Corporate	4,884	3,937	24.1%
Write downs, reserves and recoveries	52	135	(61.5)%
Departmental cost and expense	$83,358	$86,216	(3.3)%

Departmental Adjusted EBITDA Margins
Gaming	61.9%	60.4%
Food and beverage	0.3%	1.1%
Lodging	32.0%	44.4%
Fuel and retail	31.7%	26.3%
Other	54.5%	47.2%

Table of Contents	28

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

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments, as well as share-based compensation. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with Hotspur, the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million in management fees during the three months ended March 31, 2015. The consulting agreement with Hotspur expired on April 1, 2015.

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Corporate expense, excluding share-based compensation, increased by $0.7 million, or 19.5%, primarily as a result of increased payroll and benefits expense in the current quarter as well as the expiration of our consulting agreement with Hotspur on April 1, 2015. These items were partially offset by a decrease in expenses we incurred as part of activities that we do not consider part of regular operations. During the first quarter of 2016, such activities included evaluation of potential strategic transactions. During the first quarter of 2015, such activities included evaluating strategic initiatives and searching for a new Chief Financial Officer. The Second Amended Credit Agreement allows us to add back such non-recurring expense to EBITDA, as defined in the credit agreement, when calculating our debt covenants. We incurred $0.6 million of non-recurring expense during the quarter ended March 31, 2016, compared to $0.8 million in the same period of the prior year. Excluding the non-recurring expense items and share-based compensation, we incurred $3.9 million and $3.0 million of corporate expense during the quarters ended March 31, 2016 and 2015, respectively.

Net interest expense increased $0.1 million, or 0.8%, due to amortization of costs associated with the second amendment to the Credit Agreement and the modification of the indenture governing the 2018 Notes, which occurred in July 2014.

The income tax provision for the quarters ended March 31, 2016 and 2015 was $1.6 million and $3.4 million, respectively. Our effective income tax rate varied from the federal statutory rate for the quarters ended March 31, 2016 and 2015 primarily due to the amortization of indefinite-lived intangibles.

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

We incur and pay interest on the Initial Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio is less than or equal to 3.50 to 1.00.  Unamortized loan fees, which we are amortizing over the life of the 2018 Notes and the Initial Term Loan, totaled $5.6 million at March 31, 2016, and are reported as an offset to the related debt. As of March 31, 2016, we remained in compliance with all covenants specified in the Second Amended Credit Agreement.

As more fully described in Note 8 to our financial statements, the Second Amended Credit Agreement requires us to make a mandatory prepayment of amounts outstanding under certain circumstances. The agreement also requires that we deposit proceeds from the sale of non-core assets into an account subject to an account control agreement.

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

Our primary cash needs for the next twelve months of operation include interest payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and of other equipment required to keep our facilities competitive. The Second Amended Credit Agreement potentially requires an annual principal prepayment based on excess cash flow (as defined in such agreement) calculated at the end of each calendar year.  For the year ended December 31, 2015, we were required to make an excess cash flow prepayment of $2.9 million in April 2016. The most significant components of our working capital are cash, prepaid expense, accounts payable and accrued expense.  Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets, smoking bans (particularly in Missouri where the bans are determined by municipalities) and other general business conditions.  We believe that we will have sufficient liquidity through available cash, which as of March 31, 2016, was $169.0 million, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Table of Contents	29

Cash Flows from Operating Activities

Operating activities provided $15.8 million through March 31, 2016, compared to $18.2 million provided through March 31, 2015. The decrease in cash provided by operating activities was driven by payment timing related to the elements of working capital.

Cash Flows from Investing Activities

Investing activities used $4.5 million through March 31, 2016, compared to using $3.1 million through March 31, 2015.  Net cash used in investing activities is primarily comprised of capital expenditures, which were $4.5 million and $3.1 million during the three months ended March 31, 2016 and 2015, respectively.

Cash Flows from Financing Activities

Financing activities used $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2016 and 2015, which primarily represented repayments of long-term debt and repurchases of vested share based awards.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of our critical accounting policies and the means by which we develop estimates therefrom, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 23, 2016 (“2015 Form 10-K”), and as clarified in Note 2 to our financial statements in relation to our accounting for income taxes.

Recently Issued Accounting Pronouncements

Please refer to Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for a discussion regarding recently issued accounting pronouncements which may affect us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of March 31, 2016 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the New Credit Facility.  Both the Initial Term Loan and the Revolving Credit Facility bear interest at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  At March 31, 2016, the principal amount of the related borrowings under our New Credit Facility was $182.7 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $1.8 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the

Table of Contents	30

same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of outstanding debt to be $381.0 million as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	31

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our previously reported legal proceedings, refer to “Part I.  Item 3. — Legal Proceedings” in our 2015 Form 10-K, as updated in Note 11 to the accompanying unaudited condensed consolidated financial statements.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

We have not identified any material changes to the risk factors described in our 2015 Form 10-K. Risks other than those in our 2015 Form 10-K may materially adversely affect our business, financial condition or future results, including risks and uncertainties not currently known to us or those that we currently believe are immaterial.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Table of Contents	32

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1*	Executive Employment Agreement, dated February 29, 2016, by and between Jeffrey Solomon and Affinity Gaming
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Denotes management contract, compensatory plan or arrangement.

†
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

Table of Contents	33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	May 12, 2016	By:	/s/ Michael Silberling
		Name:	Michael Silberling
		Title:	Chief Executive Officer

Dated:	May 12, 2016	By:	/s/ Walter Bogumil
		Name:	Walter Bogumil
		Title:	Senior Vice President, Chief Financial Officer and Treasurer