Form 10-Q
period 2016-06-30
Affinity Gaming
filed 2016-08-15
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of August 8, 2016, there were 20,462,329 shares of the registrant's common stock outstanding.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	the Z Capital proposal and the Special Committee of the Board of Directors;

•	our expectations regarding the effects of our promotional campaigns and marketing programs on driving revenue, reducing costs and improving operating margins;

•	estimated and projected costs, capital expenditures and expense savings;

•	the adequacy of cash flows from operations, available cash and available amounts under our credit facility to meet future liquidity needs; and

•	our continued viability, our operations and results of operations.

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

Table of Contents	ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$74,678	$157,779
Restricted cash	95,553	608
Accounts receivable, net of reserve of $117 and $147, respectively	2,603	3,217
Income tax receivable	24	16
Prepaid expense	8,682	10,079
Inventory	2,832	2,798
Total current assets	184,372	174,497
Property and equipment, net	245,153	251,908
Other assets, net	3,971	3,530
Intangibles, net	122,791	124,042
Goodwill	48,287	48,287
Total assets	$604,574	$602,264
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$9,391	$13,220
Accrued interest	2,365	2,327
Accrued expense	22,082	24,158
Current maturities of long-term debt	—	11,383
Other current liabilities	8	23
Total current liabilities	33,846	51,111
Long-term debt, less current portion	374,261	364,204
Other liabilities	1,984	1,932
Deferred income taxes	18,764	14,758
Total liabilities	428,855	432,005

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,462,329 and 20,377,247 shares issued and outstanding for 2016 and 2015, respectively	20	20
Additional paid-in-capital	208,805	208,239
Accumulated deficit	(33,106)	(38,000)
Total owners’ equity	175,719	170,259
Total liabilities and owners’ equity	$604,574	$602,264
See notes to condensed consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Casino	$69,448	$75,505	$141,331	$150,602
Food and beverage	10,384	12,082	21,208	24,043
Lodging	6,031	7,190	12,429	14,222
Fuel and retail	13,390	15,676	25,530	28,252
Other	3,608	3,268	6,922	6,163
Total revenue	102,861	113,721	207,420	223,282
Promotional allowances	(8,203)	(12,210)	(17,012)	(24,793)
Net revenue	94,658	101,511	190,408	198,489
EXPENSE
Casino	26,181	29,956	53,562	59,690
Food and beverage	10,378	11,800	21,170	23,627
Lodging	4,205	4,197	8,553	8,106
Fuel and retail	9,106	11,675	17,403	20,939
Other	1,956	1,838	3,463	3,368
General and administrative	18,850	19,601	37,563	38,318
Depreciation and amortization	7,312	7,205	14,696	14,368
Corporate	4,932	5,358	9,816	9,295
Write downs, reserves and recoveries	(91)	(204)	(39)	(69)
Total expense	82,829	91,426	166,187	177,642
Operating income	11,829	10,085	24,221	20,847
Other expense
Interest expense, net	(7,656)	(7,653)	(15,321)	(15,258)
Total other expense, net	(7,656)	(7,653)	(15,321)	(15,258)
Income before income tax	4,173	2,432	8,900	5,589
Provision for income taxes	(2,390)	(1,635)	(4,006)	(5,032)
Net income	$1,783	$797	$4,894	$557

See notes to condensed consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,894	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,696	14,368
Amortization of debt costs and discounts	1,587	1,459
Loss (gain) on sale of property and equipment	9	(1)
Share-based compensation	700	667
Deferred income taxes	4,006	5,001
Changes in operating assets and liabilities:
Accounts receivable, net	614	506
Prepaid expense	1,397	1,484
Inventory	(34)	(75)
Other assets	114	100
Accounts payable	(1,967)	836
Accrued interest	38	(26)
Accrued expense	(2,076)	(511)
Income tax receivable	(8)	116
Other liabilities	(27)	(20)
Net cash provided by operating activities	23,943	24,461
Cash flows from investing activities:
Proceeds from sale of property and equipment	18	8
Purchases of property and equipment	(8,601)	(6,718)
Net cash used in investing activities	(8,583)	(6,710)
Cash flows from financing activities:
Restricted cash	(94,945)	—
Payment on capital lease	(15)	(16)
Payment on long-term debt	(2,913)	—
Loan origination fees	(515)	—
Repurchases of vested share-based awards	(73)	(47)
Net cash used in financing activities	(98,461)	(63)
Net (decrease) increase in cash and cash equivalents	(83,101)	17,688
Cash and cash equivalents:
Beginning of period	157,779	135,175
End of period	$74,678	$152,863

Supplemental cash flow information:
Cash paid during the period for interest	$13,851	$13,916
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$706	$402
Non-cash loan origination fees	6	—
See notes to condensed consolidated financial statements.

Table of Contents	4	Financial Statement Index

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2016, with the audited Consolidated Balance Sheet amounts as of December 31, 2015 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of June 30, 2016, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2015 Form 10-K.

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

NOTE 3. RESTRICTED CASH

Restricted cash balances at June 30, 2016 and December 31, 2015 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation insurance policies. In addition, restricted cash includes $94.9 million held at June 30, 2016 in contemplation of the refinancing of our outstanding debt, which was completed on July 1, 2016.

Table of Contents	6	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	June 30, 2016	December 31, 2015
Building and improvements	7 - 40	$187,106	$185,875
Gaming equipment	3 - 10	78,671	75,527
Furniture, fixtures, and equipment	3 - 10	51,475	49,571
Leasehold improvements	7	196	196
Land	—	39,513	39,513
Barge	30	15,019	15,019
Construction-in-progress		3,027	3,185
Total property and equipment		375,007	368,886
Less accumulated depreciation		(129,854)	(116,978)
Total property and equipment, net		$245,153	$251,908

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

The following table summarizes intangible assets by category (in thousands):

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(9,583)	$2,581	$12,164	$(8,583)	$3,581
Trademarks	2,982	(2,649)	333	2,982	(2,398)	584
	15,146	$(12,232)	2,914	15,146	$(10,981)	4,165
Indefinite-lived intangible assets
Gaming license rights	110,646		110,646	110,646		110,646
Local tradenames	9,231		9,231	9,231		9,231
	119,877		119,877	119,877		119,877
Total intangible assets	$135,023		$122,791	$135,023		$124,042

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the changes in goodwill by reportable segment during the six months ended June 30, 2016:

	Nevada	Midwest	Total
Balance at December 31, 2015	$33,665	$14,622	$48,287
Impairment of goodwill	—	—	—
Balance at June 30, 2016	$33,665	$14,622	$48,287

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

NOTE 6. OTHER ASSETS, NET

Other assets, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Long-term deposits	$2,924	$2,919
Other assets	1,047	611
Total	$3,971	$3,530

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Progressive jackpot liabilities	$3,093	$2,984
Accrued payroll and related	7,198	7,441
Slot club point liability	2,993	3,213
Litigation reserve	3,100	3,100
Other accrued expense	5,698	7,420
Total	$22,082	$24,158

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	June 30, 2016	December 31, 2015
9% Senior Unsecured Notes due 2018	$200,000	$200,000
Unamortized debt issuance cost, net	(2,448)	(3,028)
Unamortized discount	(684)	(847)
9% Senior Unsecured Notes due 2018, net	196,868	196,125
Term loan due 2017	179,832	182,745
Unamortized debt issuance cost, net	(2,439)	(3,283)
Term loan due 2017, net	177,393	179,462
Total debt, including current maturities	374,261	375,587
Less: current maturities of long-term debt	—	(11,383)
Total long-term debt	$374,261	$364,204

The current maturities of long-term debt at December 31, 2015, includes the mandatory excess cash flow payment as calculated for the year ended December 31, 2015 on the 2012 Term Loan (defined below). The actual payment required by the lenders was $2.9 million, which was paid in April 2016.

On May 9, 2012, we issued $200.0 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”), and entered into a Credit Agreement, dated May 9, 2012 (the “2012 Credit Agreement”), which provided for a $200.0 million term loan (the “2012 Term Loan”) due in 2017, the entirety of which the lenders disbursed to us on the closing date of the 2012 Credit Agreement, and a $35.0 million revolving credit facility (the “2012 Revolving Credit Facility” and, together with the 2012 Term Loan, the “2012 Credit Facility”) which remained undrawn as of June 30, 2016. Proceeds from the 2012 Term Loan and the 2018 Notes were used to repay debt then outstanding.

On July 22, 2014, we completed the second amendment to the 2012 Credit Agreement (the “Second Amended Credit Agreement”) governing our 2012 Credit Facility. We incur and pay interest on the 2012 Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%. The Second Amended Credit Agreement also requires us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the Total Net Leverage Ratio is greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the Total Net Leverage Ratio is less than or equal to 3.50 to 1.00. The 2012 Credit Facility provides an accordion feature which allows us to seek additional borrowings of up to $80.0 million subject to certain customary terms and conditions, including pro forma compliance with a maximum leverage ratio, as defined in the Second Amended Credit Agreement.

Unamortized debt issuance cost, which we are amortizing over the life of the 2018 Notes and the 2012 Term Loan, totaled $4.9 million at June 30, 2016. In April 2015, the FASB issued guidance that debt issuance costs should be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Under the new guidance, effective for annual and interim periods beginning after December 15, 2015, we have reclassified $1.5 million in unamortized debt issuance costs previously presented in other assets to be deducted from the long-term debt balances at December 31, 2015.

The Second Amended Credit Agreement contains customary covenants including, but not limited to, a maximum total net leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and maximum total annual capital expenditures. Additionally, the 2012 Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the Total Net Leverage Ratio is greater than 4.00 to 1.00, equal to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 4.00 to 1.00,

Table of Contents	9	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00. At June 30, 2016, the First Lien Senior Secured Net Leverage Ratio was 1.95 to 1.00, and the Interest Expense Coverage Ratio was 2.57 to 1.00. As of June 30, 2016, we remained in compliance with all debt covenants.

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

We based the estimated fair value of the 2018 Notes and the 2012 Credit Facility on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at June 30, 2016 (in thousands):

	Carrying Value	Estimated Fair Value
9% Senior Unsecured Notes due 2018	$196,868	$201,298
Term loan due 2017	177,393	177,180
Total	$374,261	$378,478

Subsequent to the quarter end, on July 1, 2016, we entered into a Credit Agreement (the “2016 Credit Agreement”) which provides for a $300.0 million term loan facility (the “2016 Term Loan”) and a $75 million revolving credit facility (the “2016 Revolving Credit Facility” and, together with the 2016 Term Loan, the “2016 Credit Facility”), which remained undrawn on the closing date of the 2016 Credit Agreement. The 2016 Term Loan will be payable in quarterly installments, commencing on September 30, 2016, in an amount equal to 0.25% of the 2016 Term Loan until the maturity date, July 1, 2023, upon which date the remaining balance will come due. Amounts outstanding under the 2016 Revolving Credit Facility will be due and payable on July 1, 2021. The interest rate under the 2016 Term Loan is at a floating rate not less than 5.0%. We used the proceeds of the 2016 Term Loan together with $94.9 million in cash from our balance sheet to repay all amounts outstanding under the 2012 Term Loan and redeem the 2018 Notes. The Company is currently determining the impact of this third quarter refinancing on its results of operations.

NOTE 9. INCOME TAXES

We continually evaluate our deferred tax assets to determine if any portion of those assets would not be realized in a future period. Based on our analysis of all available evidence, which included consideration of our cumulative consolidated pre-tax losses as well as other data, we concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, we recorded a full valuation allowance against its net deferred tax assets in 2014. For the quarters ended June 30, 2016 and 2015, our effective income tax rates varied from the federal statutory rate primarily due to the amortization of indefinite-lived intangibles. We recorded a provision for income taxes of $2.4 million and $1.6 million for the quarters ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, our effective income tax rates varied from the federal statutory rate primarily due to the amortization of indefinite-lived intangibles. We recorded a provision for income taxes of $4.0 million and $5.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions. Our 2014 United States federal return is currently under examination. No adjustments have been proposed as of June 30, 2016.

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

The following table summarizes the activity related to our outstanding stock options and non-vested restricted stock for the period ended June 30, 2016:

	Stock Options		Restricted Stock
	Outstanding		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2015	330,605	$10.24	82,290	$10.54
Granted	272,500	12.00	85,082	12.00
Vested	—	—	(81,660)	10.96
Forfeited	(36,364)	10.00	—	—
June 30, 2016	566,741	$11.10	85,712	$11.59

As of June 30, 2016, awards representing 1,029,070 shares or potential shares of our common stock remained outstanding; therefore, awards representing 970,930 shares or potential shares of our common stock remained available for issuance under our Amended 2011 Long-Term Incentive Plan.

We account for stock option awards as liabilities as a result of our past practice of settling stock options for cash. As of June 30, 2016 and December 31, 2015, we have reported $1.3 million and $1.2 million, respectively, of share-based compensation liability in Other liabilities on the condensed consolidated balance sheet.

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

We carry insurance coverage of $5.0 million for liability resulting from network security events. As of June 30, 2016, we have incurred $1.2 million in expense, including deductibles, for the security breaches. We do not expect to incur additional material expenses that are not covered by insurance. However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although the independent forensic investigation has concluded, we have not received all of the monetary assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date. In addition, several state attorneys general are investigating the data breach events, including how they occurred, their consequences and our responses. We are cooperating in the governmental investigation, and could be subject to fines or other obligations. We have not concluded that a loss from the governmental investigation is probable, however, and therefore have not recorded an accrual for governmental investigation or regulatory action. We will continue to evaluate information as it becomes known and will record an estimate for loss at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. We have commenced a lawsuit in federal court in Nevada against the firm that conducted the initial forensic investigation for recovery of the costs and assessments we incurred as a result of the April 2014 data breach discovery.

Litigation

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Hotel & Casino (“Lakeside”) in Osceola, Iowa, filed an action in Iowa state court against Affinity and Lakeside, seeking a declaratory judgment that the management contract between CCDC and Lakeside is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside, Affinity and the Iowa Racing & Gaming Commission (“IRGC”) in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved our predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent. On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit, since removed to federal court in Iowa, in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  On April 21, 2015, following discovery in the new lawsuit, the District Court for the Southern District of Iowa granted summary judgment in favor of the Company and against CCDC. CCDC appealed the grant of summary judgment to the 8th Circuit U.S. Court of Appeals, and on

Table of Contents	12	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2016, the Court of Appeals reversed the District Court’s decision and remanded the case for trial. A trial date has not yet been set.

In November 2013, Chartwell Advisory Group, Ltd. (“Chartwell”), a professional services firm that facilitated filing refund requests with the Nevada Tax Commission for sales and use tax paid by certain casinos on the cost of complimentary meals for periods beginning in 2004, filed a lawsuit against numerous Nevada casino operators, including one of our subsidiaries, alleging that it is owed a percentage of the tax casinos did not have to pay as a result of a 2012 state tax regulation and related settlement agreement. Our subsidiary had entered into an agreement with this firm prior to the bankruptcy whereby Chartwell would receive a percentage of any refund we received from the state of sales tax previously paid by our subsidiary. We settled this matter in May 2016 for $0.2 million.

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

For the six months ended June 30, 2016 and 2015, we incurred $43 thousand and $0.1 million, respectively, in costs on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. From the beginning of construction through June 30, 2016, we have incurred $4.0 million in costs on remediation work and received $2.0 million from our insurer. Insurance proceeds were received in 2015 and prior years.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross revenue
Nevada	$61,119	$68,704	$122,900	$133,754
Midwest	32,189	34,473	65,310	67,738
Colorado	9,553	10,544	19,210	21,790
Total gross revenue	102,861	113,721	207,420	223,282
Promotional allowances
Nevada	(5,786)	(8,378)	(11,682)	(17,166)
Midwest	(1,744)	(2,629)	(3,758)	(5,167)
Colorado	(673)	(1,203)	(1,572)	(2,460)
Total promotional allowances	(8,203)	(12,210)	(17,012)	(24,793)
Net revenue
Nevada	55,333	60,326	111,218	116,588
Midwest	30,445	31,844	61,552	62,571
Colorado	8,880	9,341	17,638	19,330
Total net revenue	$94,658	$101,511	$190,408	$198,489

We use earnings before interest expense, net; income tax; depreciation and amortization; share-based compensation; pre-opening costs; write offs, reserves and recoveries; loss on extinguishment or modification of debt; loss on impairment of assets; gains or losses on the disposition of assets; and restructuring and reorganization costs (“Adjusted EBITDA”) as a measure of profit and loss to manage the operational performance of our segments.

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

Table of Contents	14	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA
Nevada	$12,120	$10,915	$25,014	$21,437
Midwest	10,388	10,560	21,062	20,129
Colorado	1,474	969	2,618	2,875
Corporate and other	(4,606)	(4,853)	(9,116)	(8,628)
Total Adjusted EBITDA	$19,376	$17,591	$39,578	$35,813

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended June 30, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$12,120	$(3,649)	$—	$105	$8,576
Midwest	10,388	(2,012)	—	(14)	8,362
Colorado	1,474	(1,421)	—	—	53
Corporate and other	(4,606)	(230)	(326)		(5,162)
Total operations	$19,376	$(7,312)	$(326)	$91	$11,829

	Quarter Ended June 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$10,915	$(3,698)	$—	$197	$7,414
Midwest	10,560	(1,898)	—	—	8,662
Colorado	969	(1,297)	—	—	(328)
Corporate and other	(4,853)	(312)	(505)	7	(5,663)
Total operations	$17,591	$(7,205)	$(505)	$204	$10,085

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$25,014	$(7,300)	$—	$70	$17,784
Midwest	21,062	(4,042)	—	(7)	17,013
Colorado	2,618	(2,879)	—	—	(261)
Corporate and other	(9,116)	(475)	(700)	(24)	(10,315)
Total operations	$39,578	$(14,696)	$(700)	$39	$24,221

	Six Months Ended June 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$21,437	$(7,386)	$—	$120	$14,171
Midwest	20,129	(3,793)	—	—	16,336
Colorado	2,875	(2,566)	—	(58)	251
Corporate and other	(8,628)	(623)	(667)	7	(9,911)
Total operations	$35,813	$(14,368)	$(667)	$69	$20,847

The following table presents total assets by reportable segment (in thousands):

	June 30, 2016	December 31, 2015
Total assets by reportable segment
Nevada	$218,749	$224,731
Midwest	203,691	207,414
Colorado	55,812	57,242
Reportable segment total assets	478,252	489,387
Corporate and other	126,322	112,877
Total assets	$604,574	$602,264

Total assets in Corporate and other consist primarily of cash at the corporate entity.

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents additions to property and equipment by reportable segment (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash paid for capital expenditures by reportable segment
Nevada	$2,748	$854	$5,223	$2,999
Midwest	1,178	1,385	1,932	1,829
Colorado	178	1,043	585	1,291
Reportable segment additions	4,104	3,282	7,740	6,119
Corporate	15	311	861	599
Total cash paid for capital expenditures	$4,119	$3,593	$8,601	$6,718

NOTE 13. CONDENSED CONSOLIDATED GUARANTOR DATA

All of our current and future domestic subsidiaries which guarantee the 2012 Credit Facility also fully and unconditionally guarantee our payment obligations under the 2018 Notes on a senior unsecured basis (see Note 8 for more information regarding our debt). All of the guarantees are joint and several, and all of the guarantor subsidiaries are wholly-owned by us.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Balance Sheet
June 30, 2016
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$25,906	$—	$48,772	$—	$74,678
Restricted cash	95,414	—	139	—	95,553
Accounts receivable, net	206	—	2,397	—	2,603
Income tax receivable	24	—	—	—	24
Prepaid expense	1,012	—	7,670	—	8,682
Inventory	—	—	2,832	—	2,832
Total current assets	122,562	—	61,810	—	184,372
Property and equipment, net	1,262	—	243,891	—	245,153
Intercompany receivables	—	—	133,862	(133,862)	—
Investment in subsidiaries	564,158	—	—	(564,158)	—
Other assets, net	2,498	—	1,473	—	3,971
Intangibles, net	—	—	122,791	—	122,791
Goodwill	—	—	48,287	—	48,287
Total assets	$690,480	$—	$612,114	$(698,020)	$604,574

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$1,162	$—	$8,229	$—	$9,391
Intercompany payables	133,862	—	—	(133,862)	—
Accrued interest	2,365	—	—	—	2,365
Accrued expense	1,253	—	20,829	—	22,082
Other current liabilities	—	—	8	—	8
Total current liabilities	138,642	—	29,066	(133,862)	33,846
Long-term debt, less current portion	374,261	—	—	—	374,261
Other liabilities	1,431	—	553	—	1,984
Deferred income taxes	427	—	18,337	—	18,764
Total liabilities	514,761	—	47,956	(133,862)	428,855

Common stock	20	—	—	—	20
Other equity	175,699	—	564,158	(564,158)	175,699
Total owners’ equity	175,719	—	564,158	(564,158)	175,719
Total liabilities and owners’ equity	$690,480	$—	$612,114	$(698,020)	$604,574

Table of Contents	18	Financial Statement Index

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Operations
Quarter ended June 30, 2016
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$69,448	$—	$69,448
Food and beverage	—	—	10,384	—	10,384
Lodging	—	—	6,031	—	6,031
Fuel and retail	—	—	13,390	—	13,390
Other	—	—	3,608	—	3,608
Total revenue	—	—	102,861	—	102,861
Promotional allowances	—	—	(8,203)	—	(8,203)
Net revenue	—	—	94,658	—	94,658
EXPENSE
Casino	—	—	26,181	—	26,181
Food and beverage	—	—	10,378	—	10,378
Lodging	—	—	4,205	—	4,205
Fuel and retail	—	—	9,106	—	9,106
Other	—	—	1,956	—	1,956
General and administrative	—	—	18,850	—	18,850
Depreciation and amortization	230	—	7,082	—	7,312
Corporate	4,932	—	—	—	4,932
Write downs, reserves and recoveries	—	—	(91)	—	(91)
Total expense	5,162	—	77,667	—	82,829
Operating income (loss)	(5,162)	—	16,991	—	11,829
Other income (expense)
Interest expense, net	(7,656)	—	—	—	(7,656)
Intercompany interest income	7,727	—	—	(7,727)	—
Intercompany interest expense	—	—	(7,727)	7,727	—
Income from equity investments in subsidiaries	5,929	—	—	(5,929)	—
Total other income (expense), net	6,000	—	(7,727)	(5,929)	(7,656)
Income (loss) before income tax	838	—	9,264	(5,929)	4,173
Benefit (provision) for income taxes	945	—	(3,335)	—	(2,390)
Net income (loss)	$1,783	$—	$5,929	$(5,929)	$1,783

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Operations
Quarter ended June 30, 2015
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$75,505	$—	$75,505
Food and beverage	—	—	12,082	—	12,082
Lodging	—	—	7,190	—	7,190
Fuel and retail	—	—	15,676	—	15,676
Other	—	—	3,268	—	3,268
Total revenue	—	—	113,721	—	113,721
Promotional allowances	—	—	(12,210)	—	(12,210)
Net revenue	—	—	101,511	—	101,511
EXPENSE
Casino	—	—	29,956	—	29,956
Food and beverage	—	—	11,800	—	11,800
Lodging	—	—	4,197	—	4,197
Fuel and retail	—	—	11,675	—	11,675
Other	—	—	1,838	—	1,838
General and administrative	—	—	19,601	—	19,601
Depreciation and amortization	312	—	6,893	—	7,205
Corporate	5,358	—	—	—	5,358
Write downs, reserves and recoveries	(7)	—	(197)	—	(204)
Total expense	5,663	—	85,763	—	91,426
Operating income (loss)	(5,663)	—	15,748	—	10,085
Other income (expense)
Interest expense, net	(7,653)	—	—	—	(7,653)
Intercompany interest income	7,693	—	—	(7,693)	—
Intercompany interest expense	—	—	(7,693)	7,693	—
Income from equity investments in subsidiaries	2,096	—	—	(2,096)	—
Total other income (expense), net	2,136	—	(7,693)	(2,096)	(7,653)
Income (loss) before income tax	(3,527)	—	8,055	(2,096)	2,432
Benefit (provision) for income taxes	4,324	—	(5,959)	—	(1,635)
Net income (loss)	$797	$—	$2,096	$(2,096)	$797

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming Unaudited Condensed Consolidating Statement of Operations Six Months Ended June 30, 2016 (in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$141,331	$—	$141,331
Food and beverage	—	—	21,208	—	21,208
Lodging	—	—	12,429	—	12,429
Fuel and retail	—	—	25,530	—	25,530
Other	—	—	6,922	—	6,922
Total revenue	—	—	207,420	—	207,420
Promotional allowances	—	—	(17,012)	—	(17,012)
Net revenue	—	—	190,408	—	190,408
EXPENSE
Casino	—	—	53,562	—	53,562
Food and beverage	—	—	21,170	—	21,170
Lodging	—	—	8,553	—	8,553
Fuel and retail	—	—	17,403	—	17,403
Other	—	—	3,463	—	3,463
General and administrative	—	—	37,563	—	37,563
Depreciation and amortization	475	—	14,221	—	14,696
Corporate	9,816	—	—	—	9,816
Write downs, reserves and recoveries	24	—	(63)	—	(39)
Total expense	10,315	—	155,872	—	166,187
Operating income (loss)	(10,315)	—	34,536	—	24,221
Other income (expense)
Interest expense, net	(15,321)	—	—	—	(15,321)
Intercompany interest income	15,465	—	—	(15,465)	—
Intercompany interest expense	—	—	(15,465)	15,465	—
Income from equity investments in subsidiaries	12,205	—	—	(12,205)	—
Total other income (expense), net	12,349	—	(15,465)	(12,205)	(15,321)
Income (loss) before income tax	2,034	—	19,071	(12,205)	8,900
Benefit (provision) for income taxes	2,860	—	(6,866)	—	(4,006)
Net income (loss)	$4,894	$—	$12,205	$(12,205)	$4,894

Table of Contents	22	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming Unaudited Condensed Consolidating Statement of Operations Six Months Ended June 30, 2015 (in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$—	$150,602	$—	$150,602
Food and beverage	—	—	24,043	—	24,043
Lodging	—	—	14,222	—	14,222
Fuel and retail	—	—	28,252	—	28,252
Other	—	—	6,163	—	6,163
Total revenue	—	—	223,282	—	223,282
Promotional allowances	—	—	(24,793)	—	(24,793)
Net revenue	—	—	198,489	—	198,489
EXPENSE
Casino	—	—	59,690	—	59,690
Food and beverage	—	—	23,627	—	23,627
Lodging	—	—	8,106	—	8,106
Fuel and retail	—	—	20,939	—	20,939
Other	—	—	3,368	—	3,368
General and administrative	—	—	38,318	—	38,318
Depreciation and amortization	623	—	13,745	—	14,368
Corporate	9,295	—	—	—	9,295
Write downs, reserves and recoveries	(7)	—	(62)	—	(69)
Total expense	9,911	—	167,731	—	177,642
Operating income (loss)	(9,911)	—	30,758	—	20,847
Other income (expense)
Interest expense, net	(15,258)	—	—	—	(15,258)
Intercompany interest income	15,341	—	—	(15,341)	—
Intercompany interest expense	—	—	(15,341)	15,341	—
Income from equity investments in subsidiaries	1,536	—	—	(1,536)	—
Total other income (expense), net	1,619	—	(15,341)	(1,536)	(15,258)
Income (loss) before income tax	(8,292)	—	15,417	(1,536)	5,589
Benefit (provision) for income taxes	8,849	—	(13,881)	—	(5,032)
Net income (loss)	$557	$—	$1,536	$(1,536)	$557

Table of Contents	23	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(20,603)	$—	$44,546	$23,943

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	18	18
Purchases of property and equipment	(861)	—	(7,740)	(8,601)
Net cash used in investing activities	$(861)	$—	$(7,722)	$(8,583)

Cash flows from financing activities:
Restricted cash	(94,945)	—	—	(94,945)
Change in intercompany accounts	39,432	—	(39,432)	—
Payments on capital lease	—	—	(15)	(15)
Payments on long-term debt	(2,913)	—	—	(2,913)
Loan origination fees	(515)	—	—	(515)
Repurchases of vested share-based awards	(73)	—	—	(73)
Net cash provided by (used in) financing activities	$(59,014)	$—	$(39,447)	$(98,461)

Net decrease in cash and cash equivalents	(80,478)	—	(2,623)	(83,101)

Cash and cash equivalents
Beginning of year	106,384	—	51,395	157,779
End of period	$25,906	$—	$48,772	$74,678

Table of Contents	24	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(in thousands)

	Affinity Gaming (Co-Issuer)	AG Finance (Co-Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(12,095)	$—	$36,556	$24,461

Cash flows from investing activities:
Proceeds from sale of property and equipment	3	—	5	8
Purchases of property and equipment	(599)	—	(6,119)	(6,718)
Net cash used in investing activities	$(596)	$—	$(6,114)	$(6,710)

Cash flows from financing activities:
Change in intercompany accounts	25,248	—	(25,248)	—
Payments on capital lease	—	—	(16)	(16)
Repurchases of vested share-based awards	(47)	—	—	(47)
Net cash provided by (used in) financing activities	$25,201	$—	$(25,264)	$(63)

Net increase in cash and cash equivalents	12,510	—	5,178	17,688

Cash and cash equivalents
Beginning of year	88,737	—	46,438	135,175
End of period	$101,247	$—	$51,616	$152,863

Table of Contents	25	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. SUBSEQUENT EVENTS

On July 29, 2016 the Board of Directors received a non-binding proposal from Z Capital Partners, L.L.C., on behalf of its affiliated investment funds and/or designees (“Z Capital”), in which, among other things, Z Capital proposed to acquire all of the outstanding common shares of the Company that are not already owned by Z Capital at a purchase price of $15.00 per share in cash. On August 9, 2016, Z Capital increased its offer to $17.35 per share in cash. In connection with Z Capital’s non-binding proposal, the Board appointed a Special Committee of independent directors authorized to, among other things, review Z Capital’s proposal as well as other proposals or strategic alternatives that may be available to the Company. The Company entered into a 15-day exclusivity agreement with Z Capital commencing on August 9, 2016.

Table of Contents	26	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (together with its subsidiaries, “Affinity” or “we” ) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, Iowa and Colorado. Casino operations as of June 30, 2016 included the following wholly-owned casinos (by segment):

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
(Collectively, Golden Mardi Gras, Golden Gulch and Golden Gates are referred to as the “Black Hawk Casinos.”)

As of June 30, 2016, casino operations collectively offered approximately 288,400 square feet of gaming space with approximately 6,500 slot machines and 124 table games, while lodging operations offered approximately 3,100 hotel rooms.

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

Table of Contents	27

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

We use earnings before interest expense, net; income tax; depreciation and amortization; share-based compensation expense; pre-opening costs; write offs, reserves and recoveries; loss on extinguishment or modification of debt; loss on impairment of assets; gains or losses on the disposition of assets; and restructuring and reorganization costs (“Adjusted EBITDA”) as a measure of profit and loss to manage the operational performance of each geographical region in which we operate, and to discuss our results with the investment community.

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

Table of Contents	28

RESULTS OF OPERATIONS

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Gross revenue
Nevada	$61,119	$68,704	(11.0)%	$122,900	$133,754	(8.1)%
Midwest	32,189	34,473	(6.6)%	65,310	67,738	(3.6)%
Colorado	9,553	10,544	(9.4)%	19,210	21,790	(11.8)%
Total gross revenue	102,861	113,721	(9.5)%	207,420	223,282	(7.1)%
Promotional allowances
Nevada	(5,786)	(8,378)	(30.9)%	(11,682)	(17,166)	(31.9)%
Midwest	(1,744)	(2,629)	(33.7)%	(3,758)	(5,167)	(27.3)%
Colorado	(673)	(1,203)	(44.1)%	(1,572)	(2,460)	(36.1)%
Total promotional allowances	(8,203)	(12,210)	(32.8)%	(17,012)	(24,793)	(31.4)%
Net revenue
Nevada	55,333	60,326	(8.3)%	111,218	116,588	(4.6)%
Midwest	30,445	31,844	(4.4)%	61,552	62,571	(1.6)%
Colorado	8,880	9,341	(4.9)%	17,638	19,330	(8.8)%
Total net revenue	$94,658	$101,511	(6.8)%	$190,408	$198,489	(4.1)%

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Adjusted EBITDA
Nevada	$12,120	$10,915	11.0%	$25,014	$21,437	16.7%
Midwest	10,388	10,560	(1.6)%	21,062	20,129	4.6%
Colorado	1,474	969	52.1%	2,618	2,875	(8.9)%
Corporate and other	(4,606)	(4,853)	(5.1)%	(9,116)	(8,628)	5.7%
Total Adjusted EBITDA	$19,376	$17,591	10.1%	$39,578	$35,813	10.5%

Table of Contents	29

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended June 30, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$12,120	$(3,649)	$—	$105	$8,576
Midwest	10,388	(2,012)	—	(14)	8,362
Colorado	1,474	(1,421)	—	—	53
Corporate and other	(4,606)	(230)	(326)		(5,162)
Total operations	$19,376	$(7,312)	$(326)	$91	$11,829

	Quarter Ended June 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$10,915	$(3,698)	$—	$197	$7,414
Midwest	10,560	(1,898)	—	—	8,662
Colorado	969	(1,297)	—	—	(328)
Corporate and other	(4,853)	(312)	(505)	7	(5,663)
Total operations	$17,591	$(7,205)	$(505)	$204	$10,085

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

Overall. We recorded net revenue of $94.7 million during the quarter ended June 30, 2016, a decrease of $6.9 million, or 6.8%, compared to the same quarter in the prior year. Adjusted EBITDA during the second quarter was $19.4 million, an increase of $1.8 million, or 10.1%, compared to the same quarter of 2015. Adjusted EBITDA, excluding corporate expense, increased $1.5 million, or 6.9%. These changes were primarily due to our continuing efforts during 2016 to analyze the effectiveness of our promotional campaigns and refine our marketing programs and implementing volume-based labor scheduling, which have had the effect of reducing costs, decreasing gaming activity from less profitable customers and increasing more profitable play on the gaming floor. While we can provide no assurances, we believe this trend will continue through 2016.

Nevada. Nevada operations include Rail City, Silver Sevens and the Primm Casinos. In addition to casino, lodging and food and beverage operations, our results from the Primm Casinos include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for 59% of our gross revenue during each of the quarters ended June 30, 2016 and 2015.

In our Nevada segment, net revenue decreased $5.0 million, or 8.3%. Casino revenue decreased $3.1 million, or 8.6%. Excluding complimentary revenue, lodging revenue increased $0.2 million. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue decreased $2.2 million, or 14.0%, due to decreased fuel prices during the quarter ended June 30, 2016 and lower traffic volumes on Interstate 15 through Primm.

Nevada Adjusted EBITDA increased $1.2 million, or 11.0%. The Adjusted EBITDA contribution from casino operations increased $1.6 million, or 10.6%, primarily as a result of implementing volume-based labor scheduling as well as our ongoing

Table of Contents	30

efforts to reduce promotional campaigns and refine marketing programs in 2016 compared to 2015. We also reported an increase in the Adjusted EBITDA contribution from fuel and retail operations of $0.3 million, or 7.8%.

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside in Iowa. Midwest operations accounted for 31% and 30% of our gross revenue during the quarters ended June 30, 2016 and 2015, respectively.

Net revenue from our Midwest segment decreased $1.4 million, or 4.4%. Adjusted EBITDA from our Midwest segment decreased $0.2 million, or 1.6%. Although Adjusted EBITDA from our Midwest segment decreased during the quarter, we are encouraged by increases in Adjusted EBITDA margin at our Midwest properties during the same period and we anticipate the improved operating margins in the Midwest to continue through 2016. Both the decreases in net revenue and Adjusted EBITDA and the increases in Adjusted EBITDA margin are primarily due to our ongoing efforts to refine marketing programs.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for 9% of our gross revenue during each of the quarters ended June 30, 2016 and 2015.

Net revenue from our Colorado segment decreased $0.5 million, or 4.9%. The decrease in net revenue was primarily the result of a $0.9 million decrease in casino revenue related to competitive pressures in the market. Colorado Adjusted EBITDA increased $0.5 million, or 52.1%, driven primarily by a $0.6 million decrease in gaming tax expense due to lower revenues and normalized gaming tax expense recorded in the current quarter compared to the prior year period. In addition, Adjusted EBITDA has benefited from our efforts to improve operational efficiencies in payroll and other operating costs, as well as lower slot participation fees as we change the variety of games on our casino floor.

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Six Months Ended June 30, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$25,014	$(7,300)	$—	$70	$17,784
Midwest	21,062	(4,042)	—	(7)	17,013
Colorado	2,618	(2,879)	—	—	(261)
Corporate and other	(9,116)	(475)	(700)	(24)	(10,315)
Total operations	$39,578	$(14,696)	$(700)	$39	$24,221

	Six Months Ended June 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$21,437	$(7,386)	$—	$120	$14,171
Midwest	20,129	(3,793)	—	—	16,336
Colorado	2,875	(2,566)	—	(58)	251
Corporate and other	(8,628)	(623)	(667)	7	(9,911)
Total operations	$35,813	$(14,368)	$(667)	$69	$20,847

Table of Contents	31

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Overall. We recorded net revenue from operations of $190.4 million during the six months ended June 30, 2016, compared to net revenue from operations of $198.5 million for the same period in the prior year, a decrease of $8.1 million, or 4.1%. Adjusted EBITDA was $39.6 million compared to $35.8 million during the same period of 2015, an increase of $3.8 million, or 10.5%. Adjusted EBITDA, excluding corporate expense, increased $4.3 million, or 9.6%. These increases were primarily due to our efforts to continue to analyze the effectiveness of our promotional campaigns and refine our marketing programs, which have had the effect of reducing costs and driving more profitable play on the gaming floor. While we can provide no assurances, we believe this trend will continue through 2016.

Nevada. Nevada operations accounted for approximately 59% of our gross revenue from operations during each of the six months ended June 30, 2016 and 2015.

In our Nevada segment, net revenue decreased $5.4 million, or 4.6%. Casino revenue decreased $4.5 million, or 6.3%, while lodging revenue decreased $1.8 million, or 13.9%. Excluding complimentary revenue, lodging revenue increased $1.0 million compared to the same period in the prior year. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue decreased $2.5 million, or 9.0%, due to decreased fuel prices during the six months ended June 30, 2016 and lower traffic volumes on Interstate 15 through Primm.

Nevada Adjusted EBITDA increased $3.6 million, or 16.7%. The Adjusted EBITDA contribution from casino operations increased $4.3 million, or 14.9%, primarily as a result of implementing volume-based labor scheduling and optimizing our slot floor, as well as our ongoing effort to reduce promotional campaigns and refine marketing programs in 2016 compared to 2015. In addition, the Adjusted EBITDA contribution from fuel and retail operations increased $0.8 million, or 11.8%.

Midwest. Midwest operations accounted for approximately 31% of our gross revenue from operations during each of the six months ended June 30, 2016 and 2015.

Net revenue from our Midwest segment decreased $1.0 million, or 1.6%. Adjusted EBITDA from our Midwest segment increased $0.9 million, or 4.6%. These increases primarily resulted from more focused marketing campaigns, which drove more profitable play on the gaming floor. We are encouraged by our Midwest properties’ performance and we anticipate improved operating margins in the Midwest as we continue to analyze and refine our marketing campaigns.

Colorado. Colorado operations accounted for approximately 9% of our gross revenue from operations during each of the six month periods presented.

Net revenue from our Colorado segment decreased $1.7 million, or 8.8%. The decrease in net revenue was primarily related to lower gaming volumes in 2016 as a result of competitive pressures in the market. Colorado Adjusted EBITDA decreased $0.3 million, or 8.9%, driven primarily by a decrease of $0.2 million, or 3.5%, in the Adjusted EBITDA contribution from casino operations, the result of more focused marketing campaigns on profitable players in 2016.

Table of Contents	32

Revenue and Expense by Category

The following table presents detail of our consolidated gross revenue and expense by category (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Total revenue
Casino	$69,448	$75,505	(8.0)%	$141,331	$150,602	(6.2)%
Food and beverage	10,384	12,082	(14.1)%	21,208	24,043	(11.8)%
Lodging	6,031	7,190	(16.1)%	12,429	14,222	(12.6)%
Fuel and retail	13,390	15,676	(14.6)%	25,530	28,252	(9.6)%
Other	3,608	3,268	10.4%	6,922	6,163	12.3%
Total revenue	102,861	113,721	(9.5)%	207,420	223,282	(7.1)%
Promotional allowances	(8,203)	(12,210)	(32.8)%	(17,012)	(24,793)	(31.4)%
Net revenue	$94,658	$101,511	(6.8)%	$190,408	$198,489	(4.1)%

Departmental cost and expense
Casino	$26,181	$29,956	(12.6)%	$53,562	$59,690	(10.3)%
Food and beverage	10,378	11,800	(12.1)%	21,170	23,627	(10.4)%
Lodging	4,205	4,197	0.2%	8,553	8,106	5.5%
Fuel and retail	9,106	11,675	(22.0)%	17,403	20,939	(16.9)%
Other	1,956	1,838	6.4%	3,463	3,368	2.8%
General and administrative	18,850	19,601	(3.8)%	37,563	38,318	(2.0)%
Depreciation and amortization	7,312	7,205	1.5%	14,696	14,368	2.3%
Corporate	4,932	5,358	(8.0)%	9,816	9,295	5.6%
Write downs, reserves and recoveries	(91)	(204)	(55.4)%	(39)	(69)	(43.5)%
Departmental cost and expense	$82,829	$91,426	(9.4)%	$166,187	$177,642	(6.4)%

Departmental Adjusted EBITDA Margins
Gaming	62.3%	60.3%		62.1%	60.4%
Food and beverage	0.1%	2.3%		0.2%	1.7%
Lodging	30.3%	41.6%		31.2%	43.0%
Fuel and retail	32.0%	25.5%		31.8%	25.9%
Other	45.8%	43.8%		50.0%	45.4%

Table of Contents	33

Gross Revenue. Generally, the casino gaming industry defines gaming revenue as gaming wins less gaming losses.  We derive the majority of our gaming revenue, which we report in the Casino line item, from slot machines. Casino revenue also includes table game revenue and bingo, keno and poker revenue, where offered. Our gross revenue also includes:

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

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments, as well as share-based compensation. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with Hotspur, the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million in management fees during the six months ended June 30, 2015. The consulting agreement with Hotspur expired on April 1, 2015.

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

Corporate expense, excluding share-based compensation, decreased by $0.2 million, or 5.1%, primarily as a result of decreased payroll and benefits expense in the current quarter. These items were partially offset by a decrease in expenses we incurred as part of activities that we do not consider part of regular operations. During the second quarter of 2016, such activities included a legal settlement related to a lawsuit filed by a professional services firm against us, and numerous Nevada casino operators, in 2013. During the second quarter of 2015, such activities included evaluating strategic initiatives and searching for a new Chief Financial Officer. The Second Amended Credit Agreement allows us to add back such non-recurring expense to arrive at EBITDA, as defined in the credit agreement, when calculating our debt covenants. We incurred $0.5 million of non-recurring expense during the quarter ended June 30, 2016, compared to $0.8 million in the same period of the prior year. Excluding the non-recurring expense items and share-based compensation, we incurred $4.1 million of corporate expense during each of the quarters ended June 30, 2016 and 2015.

Net interest expense of $7.7 million for the each of the quarters ended June 30, 2016 and 2015, includes amortization of costs associated with the second amendment to the Credit Agreement and the modification of the indenture governing the 2018 Notes, which occurred in July 2014.

The income tax provision for the quarters ended June 30, 2016 and 2015, was $2.4 million and $1.6 million, respectively. Our effective income tax rate varied from the federal statutory rate for the quarters ended June 30, 2016 and 2015, primarily due to the amortization of indefinite-lived intangibles.

Table of Contents	34

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Corporate expense, excluding share-based compensation, increased by $0.5 million, or 5.7%, primarily as a result of increased payroll and benefits expense in the current period, as well as the decrease in management fee income due to the expiration of our consulting agreement with the JW Marriott Resort on April 1, 2015. These items were partially offset by a decrease in expenses we incurred as part of activities that we do not consider part of regular operations. During the six months ended June 30, 2016, such activities included evaluation of strategic transactions initiatives. During the same period in 2015, such activities included evaluating third party proposals to acquire the Company as well as other strategic alternatives and strategic initiatives. The Second Amended Credit Agreement allowed us to add back such non-recurring expense to EBITDA, as defined in the credit agreement, when calculating our debt covenants. We incurred $1.1 million of non-recurring expense during the six months ended June 30, 2016, compared to $1.6 million in the same period of the prior year. Excluding the non-recurring expense items and share-based compensation, we incurred $8.0 million and $7.1 million of corporate expense during the six months ended June 30, 2016 and 2015, respectively.

Net interest expense increased $0.1 million, or 0.4%, as a result of costs associated with the second amendment to the 2012 Credit Facility and the modification of the indenture governing the 2018 Notes.

The income tax provision for the six months ended June 30, 2016 and 2015, was $4.0 million, and $5.0 million, respectively. Our effective income tax rates varied from the federal statutory rate for the six months ended June 30, 2016 and 2015, primarily due to the amortization of indefinite-lived intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity. Subsequent to the quarter end, on July 1, 2016, we entered into a Credit Agreement (the “2016 Credit Agreement”), which provides for a $300.0 million term loan facility (the “2016 Term Loan”) and a $75 million revolving credit facility (the “2016 Revolving Credit Facility” and, together with the 2016 Term Loan, the “2016 Credit Facility”) which remained undrawn on the closing date of the 2016 Credit Agreement. The 2016 Term Loan will be payable in quarterly installments, commencing on September 30, 2016, in an amount equal to 0.25% of the 2016 Term Loan until the maturity date, July 1, 2023, upon which date the remaining balance will come due. Amounts outstanding under the 2016 Revolving Credit Facility will be due and payable on July 1, 2021. The interest rate under the 2016 Term Loan is at a floating rate not less than 5.0%. We used the proceeds of the 2016 Term Loan together with $94.9 million in cash from our balance sheet to repay all amounts outstanding under our prior term loan due 2017 (the “2012 Term Loan”) and redeem the $200.0 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”). We are currently determining the impact of this refinancing on its results of operations.

The 2016 Credit Facility permits us to incur limited indebtedness for trade payables and capital leases in the ordinary course of business, and provides an accordion feature, whereby we may borrow additional amounts subject to certain terms and conditions under the 2016 Credit Agreement). We cannot assure you that, if required, we will be able to obtain the necessary approval for additional borrowing under our 2016 Credit Facility.

The 2016 Amended Credit Agreement requires us to make a mandatory prepayment of amounts outstanding under certain circumstances.

The 2016 Credit Facility also contains various covenants which limit our ability to take certain actions including, among other things, our ability to:

•	incur additional debt;

Table of Contents	35

•	pay dividends or make other distributions or certain restricted payments;

•	make certain investments;

•	create liens;

•	make certain dispositions; merge or consolidate with other entities; and

•	enter into transactions with affiliates.

Prior to the entry into the 2016 Credit Facility, we incurred and paid interest on the 2012 Term Loan under a Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also required us to pay commitment fees related to the 2012 Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio was greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio was less than or equal to 3.50 to 1.00.  Unamortized loan fees, which we have amortized over the life of the 2018 Notes and the 2012 Term Loan, totaled $4.9 million at June 30, 2016, and are reported as an offset to the related debt. As of June 30, 2016, we remained in compliance with all covenants specified in the Second Amended Credit Agreement.

Our primary cash needs for the next twelve months of operation include quarterly interest and principal payments on our debt and capital expenditures. Our capital expenditure needs include maintenance capital and capital for the acquisition of slot machines and of other equipment required to keep our facilities competitive. The most significant components of our working capital are cash, prepaid expense, accounts payable and accrued expense. Our liquidity position benefits from the fact that we generally collect cash from transactions with customers the same day or, in the case of credit or debit card transactions, within a few days of the related transaction.

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets, smoking bans (particularly in Missouri where the bans are determined by municipalities) and other general business conditions.  We believe that we will have sufficient liquidity through available cash, which as of June 30, 2016 was $74.7 million, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $23.9 million through June 30, 2016, compared to $24.5 million provided through June 30, 2015. The decrease in cash provided by operating activities was driven by payment timing related to the elements of working capital.

Cash Flows from Investing Activities

Investing activities used $8.6 million through June 30, 2016, compared to using $6.7 million through June 30, 2015.  Net cash used in investing activities through June 30, 2016 is primarily comprised of capital expenditures, which were $8.6 million and $6.7 million during the six months ended June 30, 2016 and 2015, respectively.

Cash Flows from Financing Activities

Financing activities used $98.5 million and $0.1 million, respectively, during the six months ended June 30, 2016 and 2015. Net cash used in financing activities through June 30, 2016 is primarily comprised of the transfer of $94.9 million in restricted cash to fund the refinancing of our existing debt that occurred on July 1, 2016. Financing activities also include repayments of long-term debt and repurchases of vested share based awards.

Table of Contents	36

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

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of June 30, 2016 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the 2016 Term Loan.  The interest rate on the outstanding balance of the 2016 Term Loan is determined by, at the Company’s option, either: (i) the Eurodollar rate (not less than 1.00%) plus 4.00%, or (ii) an adjusted base rate (not less than 2.00%) plus 3.00%. The interest rate on the outstanding balance from time to time of the 2016 Revolving Credit Facility is determined by, at the Company’s option, either: (i) the Eurodollar rate plus 4.00%, or (ii) an adjusted base rate plus 3.00%; provided that for any period ending on or after the Company’s financial statements are delivered for the fiscal quarter ending September 30, 2016, the interest rate is determined by, at the Company’s option, either: (i) the Eurodollar rate plus a variable margin based upon the Company’s first lien leverage ratio, or (ii) an adjusted base rate plus a variable margin based upon the Company’s first lien leverage ratio. At July 1, 2016, the principal amount of the related borrowings under our 2016 Credit Facility was $300.0 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $3.0 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of outstanding debt to be $378.5 million as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 29, 2016 the Board of Directors received a non-binding proposal from Z Capital Partners, L.L.C., on behalf of its affiliated investment funds and/or designees (“Z Capital”), in which, among other things, Z Capital proposed to acquire all of the outstanding common shares of the Company that are not already owned by Z Capital at a purchase price of $15.00 per share in cash. On August 9, 2016, Z Capital increased its offer to $17.35 per share in cash. In connection with Z Capital’s non-binding proposal, the Board appointed a Special Committee of independent directors authorized to, among other things, review Z Capital’s proposal as well as other proposals or strategic alternatives that may be available to the Company. The Company entered into a 15-day exclusivity agreement with Z Capital commencing on August 9, 2016.

The Special Committee has not entered into any definitive agreement with respect to Z Capital’s non-binding proposal. There can be no assurance that any agreement on terms satisfactory to the Special Committee or the Board of Directors will result from the proposal, or that any other transaction will be approved or completed. In addition, the Company expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with Z Capital’s proposal, and many of these fees and costs will be payable by the Company regardless of whether or not any potential transaction is consummated.

RISKS RELATED TO OUR INDEBTEDNESS

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

We have a substantial amount of debt, which requires significant principal and interest payments. As of June 30, 2016, we had $379.8 million of debt outstanding, excluding unamortized debt issuance costs and issue discount and including $200.0 million outstanding under the 2018 Notes and $179.8 million of secured debt outstanding under our 2012 Term Loan. On July 1, 2016, the full amount of the 2018 Notes and the 2012 Term Loan were repaid in connection with our entry into the 2016 Credit Agreement and draw down of $300.0 million under the 2016 Term Loan. As of July 1, 2016, we had $300 million of debt outstanding.

Our significant amount of debt could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the instruments governing our then outstanding indebtedness;

•
increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings, including those under our 2016 Credit Facility, are and will continue to be at variable rates of interest;

Table of Contents	39

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our 2016 Credit Facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

The agreements and instruments governing our debt contain restrictions and limitations that impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The 2016 Credit Facility imposes significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make certain investments;

•	make certain restricted payments;

•	create liens;

•	enter into transactions with affiliates;

•	make certain dispositions; and

•	merge or consolidate.

Table of Contents	40

In addition, the 2016 Credit Facility contains certain financial covenants, including a first lien secured net leverage ratio covenant, a maximum capital expenditures covenant and a total secured leverage ratio covenant.

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

Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Our 2016 Credit Facility allows us to (i) increase the aggregate amount of term loans and/or revolving loans by additional amounts subject to certain terms and conditions under the 2016 Credit Agreement, (ii) incur capital lease obligations and purchase money indebtedness for fixed or capital assets in an aggregate amount not to exceed the greater of $20 million or 26.66% of consolidated EBITDA (with such indebtedness being secured by the assets leased or acquired), and (iii) incur other indebtedness in an amount not to exceed the greater of $15 million or 20% of consolidated EBITDA. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Table of Contents	41

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

AFFINITY GAMING

Dated:	August 15, 2016	By:	/s/ Michael Silberling
		Name:	Michael Silberling
		Title:	Chief Executive Officer

Dated:	August 15, 2016	By:	/s/ Walter Bogumil
		Name:	Walter Bogumil
		Title:	Senior Vice President, Chief Financial Officer and Treasurer