Form 10-Q
period 2016-09-30
Affinity Gaming
filed 2016-11-14
CIK 1499268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

No established public trading market for our common stock currently exists. As of November 7, 2016, there were 20,438,831 shares of the registrant's common stock outstanding.

Table of Contents	i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  You can identify forward-looking statements by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “may,” “will” or “should,” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties, and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•
the merger of Affinity Merger Sub, Inc. with and into Affinity Gaming pursuant to the Agreement and Plan of Merger, dated August 22, 2016, among Z Capital Affinity Owner, LLC, Affinity Merger Sub, Inc. and Affinity Gaming (the “Merger Agreement”), including the timing and completion thereof and plans by the purchaser parties for Affinity Gaming after the merger;

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

We base these and other forward-looking statements on our current expectations and assumptions regarding our business, the economy and other future conditions; however, our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Forward-looking statements, which by their nature relate to the future, are subject to inherent uncertainties, risks and changes in circumstances which we cannot easily predict. Important factors that could cause actual results to differ materially and adversely from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, as well as the following:

•	risks arising from the diversion of management’s attention from our ongoing business operations due to the merger;

•	potential adverse reactions or changes to business or employee relationships resulting from the announcement or completion of the merger;

•	risks relating to the consummation of the merger, including the risk that the closing conditions set forth in the Merger Agreement will not be satisfied;

•	difficulties associated with requests or directions from governmental authorities resulting from their review of the merger or the Merger Agreement;

•	failure to obtain necessary financing for the merger;

•	risks that Affinity’s stock price may decline significantly if the merger is not completed;

•
the possibility that Affinity stockholders may exercise dissenters’ rights under Nevada law in connection with the merger, which would require Affinity to pay such stockholders cash for the fair value of their Affinity shares;

•	our debt service requirements, which may adversely affect our operations and ability to compete;

•	our ability to generate cash to service our substantial indebtedness, which depends on many factors that we cannot control;

•	the impact of restrictions under, and results of noncompliance with, the terms of our credit agreement;

•	intense competition;

•	extensive regulation from gaming and other government authorities;

•	changes to applicable gaming and tax laws;

•	severe weather conditions and other natural disasters that affect visitation to our casinos;

•	environmental contamination and remediation costs;

Table of Contents	ii

•	pending and potential litigation, including with respect to the merger;

•	reductions in spending as a result of economic downturns and other factors;

•	changes in income tax, payroll tax and health care benefits laws;

•	additional gaming licenses being granted in or adjacent to jurisdictions where we operate;

•	breaches of our information systems resulting in loss or compromise of customer data;

•	changes in the smoking laws; and

•	other factors as described in “Part I. Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 23, 2016 (“2015 Form 10-K”).

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

Table of Contents	iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Table of Contents	1	Financial Statement Index

AFFINITY GAMING
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$87,121	$157,779
Restricted cash	608	608
Accounts receivable, net of reserve of $158 and $147, respectively	2,735	3,217
Income tax receivable	23	16
Prepaid expense	7,599	10,079
Inventory	2,328	2,798
Total current assets	100,414	174,497
Property and equipment, net	244,185	251,908
Other assets, net	9,844	3,530
Intangibles, net	122,166	124,042
Goodwill	48,287	48,287
Total assets	$524,896	$602,264
LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$12,170	$13,220
Accrued interest	43	2,327
Accrued expense	24,157	24,158
Current maturities of long-term debt	3,000	11,383
Other current liabilities	—	23
Total current liabilities	39,370	51,111
Long-term debt, less current portion	291,378	364,204
Other liabilities	2,968	1,932
Deferred income taxes	16,821	14,758
Total liabilities	350,537	432,005

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,438,831 and 20,377,247 shares issued and outstanding for 2016 and 2015, respectively	20	20
Additional paid-in-capital	208,798	208,239
Accumulated deficit	(34,459)	(38,000)
Total owners’ equity	174,359	170,259
Total liabilities and owners’ equity	$524,896	$602,264
See notes to condensed consolidated financial statements

Table of Contents	2	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Casino	$70,252	$74,414	$211,583	$225,016
Food and beverage	9,344	12,179	30,552	36,222
Lodging	6,302	6,672	18,731	20,894
Fuel and retail	14,347	16,904	39,877	45,156
Other	3,767	3,770	10,689	9,933
Total revenue	104,012	113,939	311,432	337,221
Promotional allowances	(7,584)	(11,989)	(24,596)	(36,782)
Net revenue	96,428	101,950	286,836	300,439
EXPENSE
Casino	26,000	29,271	79,562	88,961
Food and beverage	9,439	12,022	30,609	35,649
Lodging	4,462	4,345	13,015	12,451
Fuel and retail	9,696	12,601	27,099	33,540
Other	1,818	1,961	5,281	5,329
General and administrative	19,962	20,652	57,525	58,970
Depreciation and amortization	7,270	7,251	21,966	21,619
Corporate	8,562	4,763	18,378	14,058
Write downs, reserves and recoveries	109	37	70	(32)
Total expense	87,318	92,903	253,505	270,545
Operating income	9,110	9,047	33,331	29,894
Other expense
Interest expense, net	(4,245)	(7,692)	(19,566)	(22,950)
Loss on extinguishment (or modification) of debt	(8,030)	—	(8,030)	—
Total other expense, net	(12,275)	(7,692)	(27,596)	(22,950)
Income (loss) before income tax	(3,165)	1,355	5,735	6,944
Benefit (provision) for income taxes	1,943	641	(2,063)	(4,391)
Net (loss) income	$(1,222)	$1,996	$3,672	$2,553

See notes to condensed consolidated financial statements

Table of Contents	3	Financial Statement Index

AFFINITY GAMING
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,672	$2,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,966	21,619
Amortization of debt costs and discounts	1,916	2,216
Loss (gain) on sale of property and equipment	98	(9)
Unamortized loan fees related to extinguishment (or modification) of debt	3,530	—
Share-based compensation	1,924	975
Deferred income taxes	2,063	4,365
Changes in operating assets and liabilities:
Accounts receivable, net	482	1,199
Prepaid expense	2,480	2,757
Inventory	470	(103)
Other assets	164	231
Accounts payable	(297)	1,608
Accrued interest	(2,284)	4,474
Accrued expense	(1)	1,306
Income tax receivable	(7)	155
Other liabilities	(43)	(32)
Net cash provided by operating activities	36,133	43,314
Cash flows from investing activities:
Proceeds from sale of property and equipment	22	16
Disposition of property and equipment	(40)	—
Purchases of property and equipment	(14,503)	(11,160)
Net cash used in investing activities	(14,521)	(11,144)
Cash flows from financing activities:
Payment on capital lease	(23)	(23)
Payment on long-term debt	(383,495)	—
Proceeds from long term debt	298,500	—
Loan origination fees	(6,808)	—
Repurchases of common stock	(371)	—
Repurchases of vested share-based awards	(73)	(71)
Net cash used in financing activities	(92,270)	(94)
Net (decrease) increase in cash and cash equivalents	(70,658)	32,076
Cash and cash equivalents:
Beginning of period	157,779	135,175
End of period	$87,121	$167,251

Supplemental cash flow information:
Cash paid during the period for interest	$20,103	$16,402
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$563	$641
Non-cash disposition of assets	40	—
Non-cash loan origination fees	1,295	—
See notes to condensed consolidated financial statements.

Table of Contents	4	Financial Statement Index

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

On August 22, 2016, Affinity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Z Capital Affinity Owner, LLC (“Z Capital Owner”), an affiliate of Z Capital Partners, L.L.C. (“Z Capital”), the beneficial owner of 41.1% of Affinity’s common stock, and Affinity Merger Sub, Inc., a wholly owned subsidiary of Z Capital Owner. Pursuant to the Merger Agreement, each share of Affinity common stock outstanding will represent the right to receive $17.35 in cash. The acquisition of Affinity’s common stock pursuant to the Merger Agreement (the “Acquisition”) is anticipated to be completed in the first quarter of 2017, subject to regulatory approvals and customary closing conditions.

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

We prepared the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2016, with the audited Consolidated Balance Sheet amounts as of December 31, 2015 presented for comparative purposes, and the related unaudited Condensed Consolidated Statements of Operations and Statements of Cash Flows in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. In compliance with those instructions, we have omitted certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP, though management believes the disclosures made herein are sufficient to ensure that the information presented is not misleading.

Our results of operations and our cash flows as of the end of the interim periods reported herein do not necessarily indicate the results we may experience for the remainder of the year or for any other future period.

Management believes our unaudited condensed consolidated interim financial statements include all the normal recurring adjustments necessary to fairly present our unaudited Condensed Consolidated Balance Sheet as of September 30, 2016, our unaudited Condensed Consolidated Statements of Operations and our unaudited Condensed Consolidated Statements of Cash Flows for all periods presented. You should read our unaudited condensed consolidated interim financial statements and footnotes in conjunction with our consolidated financial statements and footnotes included within our 2015 Form 10-K.

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

NOTE 3. RESTRICTED CASH

Restricted cash balances at September 30, 2016 and December 31, 2015 include cash or certificates of deposit required for gaming activity in certain jurisdictions in which we operate, and for self-insured retention obligations under some of our workers compensation insurance policies.

Table of Contents	6	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands, except estimated lives):

	Estimated Life (Years)	September 30, 2016	December 31, 2015
Building and improvements	7 - 40	$187,615	$185,875
Gaming equipment	3 - 10	80,752	75,527
Furniture, fixtures, and equipment	3 - 10	52,133	49,571
Leasehold improvements	7	196	196
Land	—	39,513	39,513
Barge	30	15,137	15,019
Construction-in-progress		4,967	3,185
Total property and equipment		380,313	368,886
Less accumulated depreciation		(136,128)	(116,978)
Total property and equipment, net		$244,185	$251,908

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

The following table summarizes intangible assets by category (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets
Customer loyalty programs	$12,164	$(10,083)	$2,081	$12,164	$(8,583)	$3,581
Trademarks	2,982	(2,774)	208	2,982	(2,398)	584
	15,146	$(12,857)	2,289	15,146	$(10,981)	4,165
Indefinite-lived intangible assets
Gaming license rights	110,646		110,646	110,646		110,646
Local tradenames	9,231		9,231	9,231		9,231
	119,877		119,877	119,877		119,877
Total intangible assets	$135,023		$122,166	$135,023		$124,042

Table of Contents	7	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the changes in goodwill by reportable segment during the nine months ended September 30, 2016:

	Nevada	Midwest	Total
Balance at December 31, 2015	$33,665	$14,622	$48,287
Impairment of goodwill	—	—	—
Balance at September 30, 2016	$33,665	$14,622	$48,287

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

NOTE 6. OTHER ASSETS, NET

Other assets, net consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid loan fees, net	$6,443	$—
Long-term deposits	2,923	2,919
Other assets	478	611
Total	$9,844	$3,530

NOTE 7. ACCRUED EXPENSE

Accrued expense consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Progressive jackpot liabilities	$3,038	$2,984
Accrued payroll and related	8,509	7,441
Slot club point liability	2,907	3,213
Litigation reserve	3,100	3,100
Other accrued expense	6,603	7,420
Total	$24,157	$24,158

Table of Contents	8	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LONG-TERM DEBT

The following table presents long-term debt balances (in thousands):

	September 30, 2016	December 31, 2015
Term Loan due 2023	$299,250	$—
Unamortized debt discount and issuance cost, net	(4,872)	—
Term loan due 2023, net	294,378	—
9% Senior Unsecured Notes due 2018	—	200,000
Unamortized debt issuance cost, net	—	(3,028)
Unamortized discount	—	(847)
9% Senior Unsecured Notes due 2018, net	—	196,125
Term loan due 2017	—	182,745
Unamortized debt issuance cost, net	—	(3,283)
Term loan due 2017, net	—	179,462
Total debt, including current maturities	294,378	375,587
Less: current maturities of long-term debt	(3,000)	(11,383)
Total long-term debt	$291,378	$364,204

The current maturities of long-term debt at December 31, 2015, includes the mandatory excess cash flow payment as calculated for the year ended December 31, 2015 on the 2012 Term Loan (defined below). The actual payment required by the lenders was $2.9 million, which was paid in April 2016.

On May 9, 2012, we issued $200.0 million of 9.00% senior unsecured notes due 2018 (the “2018 Notes”), and entered into a Credit Agreement, dated May 9, 2012 (the “2012 Credit Agreement”), which provided for a $200.0 million term loan (the “2012 Term Loan”) due in 2017, the entirety of which the lenders disbursed to us on the closing date of the 2012 Credit Agreement, and a $35.0 million revolving credit facility (the “2012 Revolving Credit Facility” and, together with the 2012 Term Loan, the “2012 Credit Facility”) which remained undrawn. Proceeds from the 2012 Term Loan and the 2018 Notes were used to repay debt then outstanding.

On July 22, 2014, we completed the second amendment to the 2012 Credit Agreement (the “Second Amended Credit Agreement”) governing our 2012 Credit Facility. Prior to the refinancing in July 2016, we incurred interest on the 2012 Term Loan under the Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%. The Second Amended Credit Agreement also required us to pay commitment fees related to the Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts during 2016.

On July 1, 2016, we entered into a Credit Agreement (the “2016 Credit Agreement”) which provides for a $300.0 million term loan facility (the “2016 Term Loan”) and a $75 million revolving credit facility (the “2016 Revolving Credit Facility” and, together with the 2016 Term Loan, the “2016 Credit Facility”), which remained undrawn as of September 30, 2016. The 2016 Term Loan is payable in quarterly installments, commencing on September 30, 2016, in an amount equal to 0.25% of the 2016 Term Loan until the maturity date, July 1, 2023, upon which date the remaining balance will come due. Amounts outstanding under the 2016 Revolving Credit Facility will be due and payable on July 1, 2021. The interest rate under the 2016 Term Loan is at a floating rate not less than 5.0%. We used the proceeds of the 2016 Term Loan together with $94.9 million in cash to repay all amounts outstanding under the 2012 Term Loan and redeem the 2018 Notes. We also recognized a loss on the extinguishment of debt of $8.0 million which included a prepayment penalty on the 2018 Notes and the write-off of unamortized debt issuance costs and discounts during the quarter ended September 30, 2016.

Table of Contents	9	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

On September 30, 2016, the 2016 Credit Agreement was amended by the First Amendment to Credit Agreement (the “2016 Amendment”) to, among other things, provide for additional term loans of $30.0 million (the “Additional Loans”) in connection with the Acquisition of the capital stock of the Company by affiliates of Z Capital. The additional loans will be fully funded substantially concurrently with the closing of the Acquisition on terms and conditions, including interest rates and maturity dates, identical to the 2016 Term Loan currently outstanding. The amendment also modifies the 2016 Credit Agreement (after giving effect to the 2016 Amendment, the “Amended 2016 Credit Agreement”) to reflect (i) the terms and conditions of the Additional Loans, (ii) the pendency and anticipated consummation of the Acquisition, and (iii) the anticipated entry into a Second Lien Term Loan Agreement. The effectiveness of the 2016 Amendment and of the Amended 2016 Credit Agreement are conditioned upon the closing of the Acquisition.

Unamortized debt issuance cost, which we are amortizing over the life of the 2016 Term Loan, totaled $4.9 million at September 30, 2016. In April 2015, the FASB issued guidance that debt issuance costs should be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Under the new guidance, effective for annual and interim periods beginning after December 15, 2015, we have reclassified $1.5 million in unamortized debt issuance costs previously presented in other assets to be deducted from the long-term debt balances at December 31, 2015.

The 2016 Credit Agreement contains customary covenants including, but not limited to, a maximum total net leverage ratio and a maximum secured leverage ratio. Additionally, the 2016 Term Loan is subject to mandatory annual prepayments based on generation of excess cash flow (as defined), equal to 50% of excess cash flow when the Total Net Leverage Ratio is greater than 3.50 to 1.00, equal to 25% of excess cash flow when the Total Net Leverage Ratio is greater than 3.00 to 1.00, but less than or equal to 3.50 to 1.00, and equal to zero when the Total Net Leverage Ratio is less than or equal to 3.00 to 1.00. As of September 30, 2016, we remained in compliance with all debt covenants.

We based the estimated fair value of the 2016 Term Loan on Level 2 inputs using quoted prices in inactive markets and observable market data for similar, but not identical, instruments. The following table presents the carrying values and estimated fair values of our long-term debt at September 30, 2016 (in thousands):

	Carrying Value	Estimated Fair Value
Term Loan due 2023	$294,378	$295,497

NOTE 9. INCOME TAXES

We continually evaluate our deferred tax assets to determine if any portion of those assets would not be realized in a future period. Based on our analysis of all available evidence, which included consideration of our cumulative consolidated pre-tax losses as well as other data, we concluded that it is more likely than not that we will be unable to realize all of our net deferred tax assets and, as a result, we recorded a full valuation allowance against our net deferred tax assets in 2014. For the quarters ended September 30, 2016 and 2015, our effective income tax rates varied from the federal statutory rate primarily due to the amortization of indefinite-lived intangibles. We recorded a benefit for income taxes of $1.9 million and $0.6 million for the quarters ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, our effective income tax rates varied from the federal statutory rate primarily due to the amortization of indefinite-lived intangibles. We recorded a provision for income taxes of $2.1 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively.

We have analyzed our filing positions in each jurisdiction where we are required to file income tax returns. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments which will result in a material change to our financial position.

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions. Our 2014 United States federal return is currently under examination. No adjustments have been proposed as of September 30, 2016.

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

The following table summarizes the activity related to our outstanding stock options and non-vested restricted stock for the period ended September 30, 2016:

	Stock Options		Restricted Stock
	Outstanding		Non-Vested
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Fair Value Per Share
December 31, 2015	330,605	$10.24	82,290	$10.54
Granted	272,500	12.00	85,082	12.00
Vested	—	—	(81,660)	10.96
Forfeited	(36,364)	10.00	—	—
September 30, 2016	566,741	$11.10	85,712	$11.59

As of September 30, 2016, awards representing 1,029,070 shares or potential shares of our common stock remained outstanding; therefore, awards representing 970,930 shares or potential shares of our common stock remained available for issuance under our Amended 2011 Long-Term Incentive Plan.

We account for stock option awards as liabilities as a result of our past practice of settling stock options for cash. As of September 30, 2016 and December 31, 2015, we have reported $2.3 million and $1.2 million, respectively, of share-based compensation liability in Other liabilities on the condensed consolidated balance sheets.

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

We carry insurance coverage of $5.0 million for liability resulting from network security events. As of September 30, 2016, we have incurred $1.2 million in expense, including deductibles, for the security breaches. We do not expect to incur additional material expenses that are not covered by insurance. However, we cannot estimate the total amount which we will ultimately incur and be reimbursed by insurance carriers because, although the independent forensic investigation has concluded, we have not received all of the monetary assessments and evaluations from the credit card processors and issuing banks seeking to recover the cost of replacement cards and a portion of fraudulent charges, nor have we received any third-party claims as of this date.

In addition, a few state attorneys general have investigated the data breach events, including how they occurred, their consequences and our responses. We cooperated in the investigations, and in October 2016 entered into agreements with the attorneys general of Colorado, Iowa, Kansas and Missouri to pay them a total of $100,000 to partially reimburse them their investigative costs and not as an admission of any liability or wrongdoing on the part of the Company. We also agreed to e-mail our customers copies of the notices of data breach we had posted on our websites and published in numerous newspapers and on-line news outlets in 2013 and 2014, as well as to undertake, complete or certify the completion of certain previously undertaken data security measures.

Finally, we have commenced a lawsuit in federal court in Nevada against the firm that conducted the initial forensic investigation for recovery of the costs and assessments we incurred as a result of the April 2014 data breach discovery. That litigation is in the discovery phase.

Litigation

In March 2012, the Clarke County Development Corp. (“CCDC”), the local non-profit Iowa licensee for which we manage the Lakeside Hotel & Casino (“Lakeside”) in Osceola, Iowa, filed an action in Iowa state court against Affinity and Lakeside, seeking a declaratory judgment that the management contract between CCDC and Lakeside is non-assignable. We removed the case to federal court and contested CCDC's position even though we had no plans to assign the agreement. CCDC also named Lakeside, Affinity and the Iowa Racing & Gaming Commission (“IRGC”) in a separate petition in Iowa state court seeking judicial review of the IRGC's ruling, in November 2010, which approved our predecessor's creditors to become the owners of Affinity Gaming, LLC, and thereby the indirect owners of Lakeside, prior to our emergence from bankruptcy and notwithstanding CCDC’s objection that an assignment of the management agreement had occurred which required its consent. On July 29, 2013, just two weeks before the hearing on judicial review, CCDC filed a voluntary dismissal without prejudice of the petition for judicial review.  On July 30, 2013, CCDC filed a motion to dismiss the federal court action without prejudice, which was granted.  CCDC’s dismissal of the state court petition and the federal court action was based upon its filing in Iowa state court on August 5, 2013 of a third lawsuit, since removed to federal court in Iowa, in which it seeks to enforce a settlement agreement it alleges was reached with us during a non-binding mediation held in June 2013.  On April 21, 2015, following discovery in the new lawsuit, the District Court for the Southern District of Iowa granted summary judgment in favor of the Company and against CCDC. CCDC appealed the grant of summary judgment to the 8th Circuit U.S. Court of Appeals, and on June 24, 2016, the Court of Appeals reversed the District Court’s decision and remanded the case for trial. A jury trial has been set for January 2017.

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

For the nine months ended September 30, 2016 and 2015, we incurred $63 thousand and $0.2 million, respectively, in costs on remediation work at the Whiskey Pete’s site. We have an insurance policy which provides coverage for environmental remediation costs of up to $5.0 million. From the beginning of construction through September 30, 2016, we have incurred $4.0 million in costs on remediation work and received $2.0 million from our insurer. Insurance proceeds were received in 2015 and prior years.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. SEGMENT INFORMATION

The following table presents the components of net revenue by segment (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross revenue
Nevada	$61,891	$69,467	$184,791	$203,221
Midwest	32,452	33,390	97,762	101,128
Colorado	9,669	11,082	28,879	32,872
Total gross revenue	104,012	113,939	311,432	337,221
Promotional allowances
Nevada	(5,386)	(8,013)	(17,068)	(25,179)
Midwest	(1,497)	(2,817)	(5,255)	(7,984)
Colorado	(701)	(1,159)	(2,273)	(3,619)
Total promotional allowances	(7,584)	(11,989)	(24,596)	(36,782)
Net revenue
Nevada	56,505	61,454	167,723	178,042
Midwest	30,955	30,573	92,507	93,144
Colorado	8,968	9,923	26,606	29,253
Total net revenue	$96,428	$101,950	$286,836	$300,439

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

Table of Contents	14	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents Adjusted EBITDA by segment and by corporate and other (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA
Nevada	$12,425	$10,153	$37,439	$31,590
Midwest	10,893	9,321	31,955	29,450
Colorado	1,733	1,624	4,351	4,499
Corporate and other	(7,338)	(4,455)	(16,454)	(13,083)
Total Adjusted EBITDA	$17,713	$16,643	$57,291	$52,456

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended September 30, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$12,425	$(3,653)	$—	$(113)	$8,659
Midwest	10,893	(2,020)	—	—	8,873
Colorado	1,733	(1,364)	—	4	373
Corporate and other	(7,338)	(233)	(1,224)	—	(8,795)
Total operations	$17,713	$(7,270)	$(1,224)	$(109)	$9,110

	Quarter Ended September 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$10,153	$(3,722)	$—	$(37)	$6,394
Midwest	9,321	(1,919)	—	—	7,402
Colorado	1,624	(1,314)	—	—	310
Corporate and other	(4,455)	(296)	(308)	—	(5,059)
Total operations	$16,643	$(7,251)	$(308)	$(37)	$9,047

Table of Contents	15	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$37,439	$(10,953)	$—	$(43)	$26,443
Midwest	31,955	(6,062)	—	(7)	25,886
Colorado	4,351	(4,243)	—	4	112
Corporate and other	(16,454)	(708)	(1,924)	(24)	(19,110)
Total operations	$57,291	$(21,966)	$(1,924)	$(70)	$33,331

	Nine Months Ended September 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$31,590	$(11,108)	$—	$83	$20,565
Midwest	29,450	(5,712)	—	—	23,738
Colorado	4,499	(3,880)	—	(58)	561
Corporate and other	(13,083)	(919)	(975)	7	(14,970)
Total operations	$52,456	$(21,619)	$(975)	$32	$29,894

The following table presents total assets by reportable segment (in thousands):

	September 30, 2016	December 31, 2015
Total assets by reportable segment
Nevada	$207,561	$224,731
Midwest	201,958	207,414
Colorado	55,651	57,242
Reportable segment total assets	465,170	489,387
Corporate and other	59,726	112,877
Total assets	$524,896	$602,264

Total assets in Corporate and other consist primarily of cash at the corporate entity.

Table of Contents	16	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents additions to property and equipment by reportable segment (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash paid for capital expenditures by reportable segment
Nevada	$4,579	$1,808	$9,802	$4,807
Midwest	947	643	2,879	2,472
Colorado	285	535	870	1,826
Reportable segment additions	5,811	2,986	13,551	9,105
Corporate	91	1,456	952	2,055
Total cash paid for capital expenditures	$5,902	$4,442	$14,503	$11,160

NOTE 13. CONDENSED CONSOLIDATED GUARANTOR DATA

All of our current and future domestic subsidiaries fully and unconditionally guarantee our payment obligations under the 2016 Credit Facility (see Note 8 for more information regarding our debt). All of the guarantees are joint and several, and all of the guarantor subsidiaries are 100% owned by us.

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

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Balance Sheet
September 30, 2016
(in thousands)

	Affinity Gaming (Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$48,783	$38,338	$—	$87,121
Restricted cash	469	139	—	608
Accounts receivable, net	161	2,574	—	2,735
Income tax receivable	23	—	—	23
Prepaid expense	779	6,820	—	7,599
Inventory	—	2,328	—	2,328
Total current assets	50,215	50,199	—	100,414
Property and equipment, net	1,091	243,094	—	244,185
Intercompany receivables	—	154,795	(154,795)	—
Investment in subsidiaries	572,895	—	(572,895)	—
Other assets, net	8,421	1,423	—	9,844
Intangibles, net	—	122,166	—	122,166
Goodwill	—	48,287	—	48,287
Total assets	$632,622	$619,964	$(727,690)	$524,896

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$4,372	$7,798	$—	$12,170
Intercompany payables	154,795	—	(154,795)	—
Accrued interest	43	—	—	43
Accrued expense	2,102	22,055	—	24,157
Current maturities of long-term debt	3,000	—	—	3,000
Total current liabilities	164,312	29,853	(154,795)	39,370
Long-term debt, less current portion	291,378	—	—	291,378
Other liabilities	2,405	563	—	2,968
Deferred income taxes	168	16,653	—	16,821
Total liabilities	458,263	47,069	(154,795)	350,537

Common stock	20	—	—	20
Other equity	174,339	572,895	(572,895)	174,339
Total owners’ equity	174,359	572,895	(572,895)	174,359
Total liabilities and owners’ equity	$632,622	$619,964	$(727,690)	$524,896

Table of Contents	18	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Affinity Gaming (Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Cash and cash equivalents	$106,384	$51,395	$—	$157,779
Restricted cash	469	139	—	608
Accounts receivable, net	220	2,997	—	3,217
Income tax receivable	16	—	—	16
Prepaid expense	1,813	8,266	—	10,079
Inventory	—	2,798	—	2,798
Total current assets	108,902	65,595	—	174,497
Property and equipment, net	2,002	249,906	—	251,908
Intercompany receivables	—	110,150	(110,150)	—
Investment in subsidiaries	551,953	—	(551,953)	—
Other assets, net	1,974	1,556	—	3,530
Intangibles, net	—	124,042	—	124,042
Goodwill	—	48,287	—	48,287
Total assets	$664,831	$599,536	$(662,103)	$602,264

LIABILITIES AND OWNERS’ EQUITY
Accounts payable	$3,483	$9,737	$—	$13,220
Intercompany payables	110,150	—	(110,150)	—
Accrued interest	2,327	—	—	2,327
Accrued expense	1,455	22,703	—	24,158
Current maturities of long-term debt	11,383	—	—	11,383
Other current liabilities	—	23	—	23
Total current liabilities	128,798	32,463	(110,150)	51,111
Long-term debt, less current portion	364,204	—	—	364,204
Other liabilities	1,397	535	—	1,932
Deferred income taxes	173	14,585	—	14,758
Total liabilities	494,572	47,583	(110,150)	432,005

Common stock	20	—	—	20
Other equity	170,239	551,953	(551,953)	170,239
Total owners’ equity	170,259	551,953	(551,953)	170,259
Total liabilities and owners’ equity	$664,831	$599,536	$(662,103)	$602,264

Table of Contents	19	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Operations
Quarter ended September 30, 2016
(in thousands)

	Affinity Gaming (Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$70,252	$—	$70,252
Food and beverage	—	9,344	—	9,344
Lodging	—	6,302	—	6,302
Fuel and retail	—	14,347	—	14,347
Other	—	3,767	—	3,767
Total revenue	—	104,012	—	104,012
Promotional allowances	—	(7,584)	—	(7,584)
Net revenue	—	96,428	—	96,428
EXPENSE
Casino	—	26,000	—	26,000
Food and beverage	—	9,439	—	9,439
Lodging	—	4,462	—	4,462
Fuel and retail	—	9,696	—	9,696
Other	—	1,818	—	1,818
General and administrative	—	19,962	—	19,962
Depreciation and amortization	233	7,037	—	7,270
Corporate	8,562	—	—	8,562
Write downs, reserves and recoveries	—	109	—	109
Total expense	8,795	78,523	—	87,318
Operating income (loss)	(8,795)	17,905	—	9,110
Other income (expense)
Interest expense, net	(4,245)	—	—	(4,245)
Intercompany interest income	4,254	—	(4,254)	—
Intercompany interest expense	—	(4,254)	4,254	—
Loss on extinguishment (or modification) of debt	(8,030)	—	—	(8,030)
Income from equity investments in subsidiaries	8,737	—	(8,737)	—
Total other income (expense), net	716	(4,254)	(8,737)	(12,275)
Income (loss) before income tax	(8,079)	13,651	(8,737)	(3,165)
Benefit (provision) for income taxes	6,857	(4,914)	—	1,943
Net income (loss)	$(1,222)	$8,737	$(8,737)	$(1,222)

Table of Contents	20	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Operations
Quarter ended September 30, 2015
(in thousands)

	Affinity Gaming (Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$74,414	$—	$74,414
Food and beverage	—	12,179	—	12,179
Lodging	—	6,672	—	6,672
Fuel and retail	—	16,904	—	16,904
Other	—	3,770	—	3,770
Total revenue	—	113,939	—	113,939
Promotional allowances	—	(11,989)	—	(11,989)
Net revenue	—	101,950	—	101,950
EXPENSE
Casino	—	29,271	—	29,271
Food and beverage	—	12,022	—	12,022
Lodging	—	4,345	—	4,345
Fuel and retail	—	12,601	—	12,601
Other	—	1,961	—	1,961
General and administrative	—	20,652	—	20,652
Depreciation and amortization	296	6,955	—	7,251
Corporate	4,763	—	—	4,763
Write downs, reserves and recoveries	—	37	—	37
Total expense	5,059	87,844	—	92,903
Operating income (loss)	(5,059)	14,106	—	9,047
Other income (expense)
Interest expense, net	(7,692)	—	—	(7,692)
Intercompany interest income	7,737	—	(7,737)	—
Intercompany interest expense	—	(7,737)	7,737	—
Income from equity investments in subsidiaries	6,474	—	(6,474)	—
Total other income (expense), net	6,519	(7,737)	(6,474)	(7,692)
Income (loss) before income tax	1,460	6,369	(6,474)	1,355
Benefit for income taxes	536	105	—	641
Net income (loss)	$1,996	$6,474	$(6,474)	$1,996

Table of Contents	21	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming Unaudited Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2016 (in thousands)

	Affinity Gaming (Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$211,583	$—	$211,583
Food and beverage	—	30,552	—	30,552
Lodging	—	18,731	—	18,731
Fuel and retail	—	39,877	—	39,877
Other	—	10,689	—	10,689
Total revenue	—	311,432	—	311,432
Promotional allowances	—	(24,596)	—	(24,596)
Net revenue	—	286,836	—	286,836
EXPENSE
Casino	—	79,562	—	79,562
Food and beverage	—	30,609	—	30,609
Lodging	—	13,015	—	13,015
Fuel and retail	—	27,099	—	27,099
Other	—	5,281	—	5,281
General and administrative	—	57,525	—	57,525
Depreciation and amortization	708	21,258	—	21,966
Corporate	18,378	—	—	18,378
Write downs, reserves and recoveries	24	46	—	70
Total expense	19,110	234,395	—	253,505
Operating income (loss)	(19,110)	52,441	—	33,331
Other income (expense)
Interest expense, net	(19,566)	—	—	(19,566)
Intercompany interest income	19,719	—	(19,719)	—
Intercompany interest expense	—	(19,719)	19,719	—
Loss on extinguishment (or modification) of debt	(8,030)	—	—	(8,030)
Income from equity investments in subsidiaries	20,942	—	(20,942)	—
Total other income (expense), net	13,065	(19,719)	(20,942)	(27,596)
Income (loss) before income tax	(6,045)	32,722	(20,942)	5,735
Benefit (provision) for income taxes	9,717	(11,780)	—	(2,063)
Net income (loss)	$3,672	$20,942	$(20,942)	$3,672

Table of Contents	22	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming Unaudited Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2015 (in thousands)

	Affinity Gaming (Issuer)	Guarantor Subsidiaries	Eliminating Entries	Total
REVENUE
Casino	$—	$225,016	$—	$225,016
Food and beverage	—	36,222	—	36,222
Lodging	—	20,894	—	20,894
Fuel and retail	—	45,156	—	45,156
Other	—	9,933	—	9,933
Total revenue	—	337,221	—	337,221
Promotional allowances	—	(36,782)	—	(36,782)
Net revenue	—	300,439	—	300,439
EXPENSE
Casino	—	88,961	—	88,961
Food and beverage	—	35,649	—	35,649
Lodging	—	12,451	—	12,451
Fuel and retail	—	33,540	—	33,540
Other	—	5,329	—	5,329
General and administrative	—	58,970	—	58,970
Depreciation and amortization	919	20,700	—	21,619
Corporate	14,058	—	—	14,058
Write downs, reserves and recoveries	(7)	(25)	—	(32)
Total expense	14,970	255,575	—	270,545
Operating income (loss)	(14,970)	44,864	—	29,894
Other income (expense)
Interest expense, net	(22,950)	—	—	(22,950)
Intercompany interest income	23,078	—	(23,078)	—
Intercompany interest expense	—	(23,078)	23,078	—
Income from equity investments in subsidiaries	8,010	—	(8,010)	—
Total other income (expense), net	8,138	(23,078)	(8,010)	(22,950)
Income (loss) before income tax	(6,832)	21,786	(8,010)	6,944
Benefit (provision) for income taxes	9,385	(13,776)	—	(4,391)
Net income (loss)	$2,553	$8,010	$(8,010)	$2,553

Table of Contents	23	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(in thousands)

	Affinity Gaming (Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(29,053)	$65,186	$36,133

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	22	22
Payment on disposition of property and equipment	—	(40)	(40)
Purchases of property and equipment	(952)	(13,551)	(14,503)
Net cash used in investing activities	$(952)	$(13,569)	$(14,521)

Cash flows from financing activities:
Change in intercompany accounts	64,651	(64,651)	—
Payments on capital lease	—	(23)	(23)
Payments on long-term debt	(383,495)	—	(383,495)
Proceeds from long-term debt	298,500	—	298,500
Loan origination fees	(6,808)	—	(6,808)
Repurchases of common stock	(371)	—	(371)
Repurchases of vested share-based awards	(73)	—	(73)
Net cash used in financing activities	$(27,596)	$(64,674)	$(92,270)

Net decrease in cash and cash equivalents	(57,601)	(13,057)	(70,658)

Cash and cash equivalents
Beginning of year	106,384	51,395	157,779
End of period	$48,783	$38,338	$87,121

Table of Contents	24	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

Affinity Gaming
Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(in thousands)

	Affinity Gaming (Issuer)	Guarantor Subsidiaries	Total
Net cash (used in) provided by operating activities	$(18,029)	$61,343	$43,314

Cash flows from investing activities:
Proceeds from sale of property and equipment	11	5	16
Purchases of property and equipment	(2,055)	(9,105)	(11,160)
Net cash used in investing activities	$(2,044)	$(9,100)	$(11,144)

Cash flows from financing activities:
Change in intercompany accounts	45,144	(45,144)	—
Payments on capital lease	—	(23)	(23)
Repurchases of vested share-based awards	(71)	—	(71)
Net cash provided by (used in) financing activities	$45,073	$(45,167)	$(94)

Net increase in cash and cash equivalents	25,000	7,076	32,076

Cash and cash equivalents
Beginning of year	88,737	46,438	135,175
End of period	$113,737	$53,514	$167,251

Table of Contents	25	Financial Statement Index

AFFINITY GAMING
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. SUBSEQUENT EVENTS

On October 13, 2016, Michael Silberling, our Chief Executive Officer, Walter Bogumil, our Chief Financial Officer, and Jeffrey Solomon, our Chief Operating Officer, agreed that each of their outstanding equity awards will, immediately prior to the effective time of the Acquisition, be cancelled and exchanged for (a) security interests in Z Capital Affinity Holdings, L.L.C. (“Holdings”), the sole member and managing member of Z Capital Owner, and (b), in the case of Mr. Silberling, $1.9 million in cash provided by Holdings and, in the case of Mr. Bogumil, $52.1 thousand in cash provided by Holdings.

Table of Contents	26	Financial Statement Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Headquartered in Las Vegas, Nevada, Affinity Gaming (together with its subsidiaries, “Affinity” or “we”) is a diversified, multi-jurisdictional Nevada corporation which operates casinos through wholly-owned subsidiaries in Nevada, Missouri, Iowa and Colorado. Casino operations as of September 30, 2016 included the following wholly-owned casinos (by segment):

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
(Collectively, Golden Mardi Gras, Golden Gulch and Golden Gates are referred to as the “Black Hawk Casinos.”)

As of September 30, 2016, casino operations collectively offered approximately 288,400 square feet of gaming space with approximately 6,500 slot machines and 124 table games, while lodging operations collectively offered approximately 3,100 hotel rooms.

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

Table of Contents	27

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

Debt and Interest expense. On July 1, 2016, we entered into the 2016 Credit Agreement, which provides for a $300.0 million term loan with interest payable at a floating rate of not less than 5.0%. We used the proceeds of the 2016 Term Loan together with $94.9 million of cash from our balance sheet to repay the $179.9 million then outstanding under our prior term loan and redeem the $200.0 million of 9.00% senior unsecured noted due 2018. We also recognized a loss on the extinguishment of debt of $8.0 million during the three and nine months ended September 30, 2016, which included a prepayment penalty on the 2018 Notes and the write-off of unamortized debt issuance costs and discounts.

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

Pending Merger

On August 22, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Z Capital Affinity Owner, LLC (“Z Capital Owner”), an affiliate of Z Capital Partners, L.L.C. (“Z Capital”), the beneficial owner of 41.1% of Affinity’s common stock, and Affinity Merger Sub, Inc., a wholly owned subsidiary of Z Capital Owner. Pursuant to the Merger Agreement, each share of Affinity common stock outstanding will represent the right to receive $17.35 in cash. The acquisition

Table of Contents	28

of Affinity’s common stock pursuant to the Merger Agreement is anticipated to be completed in the first quarter of 2017, subject to regulatory approvals and customary closing conditions.

See Item 1A, “Risk Factors,” for additional risk and information related to the Merger Agreement and the transactions contemplated thereunder.

Table of Contents	29

RESULTS OF OPERATIONS

Reportable Segment Results

The following tables present financial information by reportable segment and by corporate and other (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Gross revenue
Nevada	$61,891	$69,467	(10.9)%	$184,791	$203,221	(9.1)%
Midwest	32,452	33,390	(2.8)%	97,762	101,128	(3.3)%
Colorado	9,669	11,082	(12.8)%	28,879	32,872	(12.1)%
Total gross revenue	104,012	113,939	(8.7)%	311,432	337,221	(7.6)%
Promotional allowances
Nevada	(5,386)	(8,013)	(32.8)%	(17,068)	(25,179)	(32.2)%
Midwest	(1,497)	(2,817)	(46.9)%	(5,255)	(7,984)	(34.2)%
Colorado	(701)	(1,159)	(39.5)%	(2,273)	(3,619)	(37.2)%
Total promotional allowances	(7,584)	(11,989)	(36.7)%	(24,596)	(36,782)	(33.1)%
Net revenue
Nevada	56,505	61,454	(8.1)%	167,723	178,042	(5.8)%
Midwest	30,955	30,573	1.2%	92,507	93,144	(0.7)%
Colorado	8,968	9,923	(9.6)%	26,606	29,253	(9.0)%
Total net revenue	$96,428	$101,950	(5.4)%	$286,836	$300,439	(4.5)%

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Adjusted EBITDA
Nevada	$12,425	$10,153	22.4%	$37,439	$31,590	18.5%
Midwest	10,893	9,321	16.9%	31,955	29,450	8.5%
Colorado	1,733	1,624	6.7%	4,351	4,499	(3.3)%
Corporate and other	(7,338)	(4,455)	64.7%	(16,454)	(13,083)	25.8%
Total Adjusted EBITDA	$17,713	$16,643	6.4%	$57,291	$52,456	9.2%

Table of Contents	30

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Quarter Ended September 30, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$12,425	$(3,653)	$—	$(113)	$8,659
Midwest	10,893	(2,020)	—	—	8,873
Colorado	1,733	(1,364)	—	4	373
Corporate and other	(7,338)	(233)	(1,224)	—	(8,795)
Total operations	$17,713	$(7,270)	$(1,224)	$(109)	$9,110

	Quarter Ended September 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write downs, Reserves and Recoveries	Operating Income
Nevada	$10,153	$(3,722)	$—	$(37)	$6,394
Midwest	9,321	(1,919)	—	—	7,402
Colorado	1,624	(1,314)	—	—	310
Corporate and other	(4,455)	(296)	(308)	—	(5,059)
Total operations	$16,643	$(7,251)	$(308)	$(37)	$9,047

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015

Overall. We recorded net revenue of $96.4 million during the quarter ended September 30, 2016, a decrease of $5.5 million, or 5.4%, compared to the same quarter in the prior year. Adjusted EBITDA during the third quarter was $17.7 million, an increase of $1.1 million, or 6.4%, compared to the same quarter of 2015. Adjusted EBITDA, excluding corporate expense, increased $4.0 million, or 18.7%. These changes were primarily due to our continuing efforts during 2016 to analyze the effectiveness of our promotional campaigns and refine our marketing programs and implementing volume-based labor scheduling, which have had the effect of reducing costs, decreasing gaming activity from less profitable customers and increasing more profitable play on the gaming floor. While we can provide no assurances, we believe this trend will continue through 2016.

Nevada. Nevada operations include Rail City, Silver Sevens and the Primm Casinos. In addition to casino, lodging and food and beverage operations, our results from the Primm Casinos include the operation of three gas station/convenience stores and a California lottery outlet.  Nevada operations accounted for 60% and 61% of our gross revenue during the quarters ended September 30, 2016 and 2015, respectively.

In our Nevada segment, net revenue decreased $4.9 million, or 8.1%. Casino revenue decreased $2.5 million, or 7.1%. Excluding complimentary revenue, lodging revenue increased $0.4 million. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue decreased $2.4 million, or 14.6%, due to decreased fuel prices during the quarter ended September 30, 2016 and lower traffic volumes on Interstate 15 through Primm.

Nevada Adjusted EBITDA increased $2.3 million, or 22.4%. The Adjusted EBITDA contribution from casino operations increased $2.1 million, or 13.9%, primarily as a result of implementing volume-based labor scheduling as well as our ongoing

Table of Contents	31

efforts to reduce promotional campaigns and refine marketing programs in 2016 compared to 2015. We also reported an increase in the Adjusted EBITDA contribution from fuel and retail operations of $0.4 million, or 9.0%.

Midwest. Midwest operations include St Jo and Mark Twain in Missouri, and Lakeside in Iowa. Midwest operations accounted for 31% and 29% of our gross revenue during the quarters ended September 30, 2016 and 2015, respectively.

Net revenue from our Midwest segment increased $0.4 million, or 1.2%. Adjusted EBITDA from our Midwest segment increased $1.6 million, or 16.9%. We are encouraged by the increase in Adjusted EBITDA margin at our Midwest properties during the quarter and we anticipate the improved operating margins in the Midwest to continue through the remainder of 2016. Both the increases in net revenue and Adjusted EBITDA and the increases in Adjusted EBITDA margin are primarily due to our ongoing efforts to refine our marketing programs.

Colorado. Colorado operations include the Golden Gates, the Golden Gulch and the Golden Mardi Gras casinos in Black Hawk. Colorado operations accounted for 9% and 10% of our gross revenue during the quarters ended September 30, 2016 and 2015, respectively.

Net revenue from our Colorado segment decreased $1.0 million, or 9.6%. The decrease in net revenue was primarily the result of a $1.3 million decrease in casino revenue related to competitive pressures in the market. Colorado Adjusted EBITDA increased $0.1 million, or 6.7%, driven primarily by a $0.4 million decrease in gaming tax expense due to lower revenues and normalized gaming tax expense recorded in the current quarter compared to the prior year period. In addition, Adjusted EBITDA has benefited from our efforts to improve operational efficiencies in payroll and other operating costs, as well as lower slot participation fees as we change the variety of games on our casino floor.

The following tables reconcile Adjusted EBITDA to operating income (in thousands):

	Nine Months Ended September 30, 2016
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$37,439	$(10,953)	$—	$(43)	$26,443
Midwest	31,955	(6,062)	—	(7)	25,886
Colorado	4,351	(4,243)	—	4	112
Corporate and other	(16,454)	(708)	(1,924)	(24)	(19,110)
Total operations	$57,291	$(21,966)	$(1,924)	$(70)	$33,331

	Nine Months Ended September 30, 2015
	Adjusted EBITDA	Depreciation and Amortization	Share-Based Compensation	Write Downs, Reserves and Recoveries	Operating Income
Nevada	$31,590	$(11,108)	$—	$83	$20,565
Midwest	29,450	(5,712)	—	—	23,738
Colorado	4,499	(3,880)	—	(58)	561
Corporate and other	(13,083)	(919)	(975)	7	(14,970)
Total operations	$52,456	$(21,619)	$(975)	$32	$29,894

Table of Contents	32

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Overall. We recorded net revenue from operations of $286.8 million during the nine months ended September 30, 2016, compared to net revenue from operations of $300.4 million for the same period in the prior year, a decrease of $13.6 million, or 4.5%. Adjusted EBITDA was $57.3 million compared to $52.5 million during the same period of 2015, an increase of $4.8 million, or 9.2%. Adjusted EBITDA, excluding corporate expense, increased $8.2 million, or 12.5%. These increases were primarily due to our efforts to continue to analyze the effectiveness of our promotional campaigns and refine our marketing programs, which have had the effect of reducing costs and driving more profitable play on the gaming floor. While we can provide no assurances, we believe this trend will continue through the remainder of 2016.

Nevada. Nevada operations accounted for approximately 59% and 60% of our gross revenue from operations during the nine months ended September 30, 2016 and 2015, respectively.

In our Nevada segment, net revenue decreased $10.3 million, or 5.8%. Casino revenue decreased $7.0 million, or 6.6%, while lodging revenue decreased $2.1 million, or 11.4%. Excluding complimentary revenue, lodging revenue from cash customers increased $1.4 million compared to the same period in the prior year. We continue to focus our promotional campaigns to convert complimentary customers to cash customers. Fuel and retail revenue decreased $4.9 million, or 11.1%, due to decreased fuel prices during the nine months ended September 30, 2016 and lower traffic volumes on Interstate 15 through Primm.

Nevada Adjusted EBITDA increased $5.8 million, or 18.5%. The Adjusted EBITDA contribution from casino operations increased $6.4 million, or 14.6%, primarily as a result of implementing volume-based labor scheduling and optimizing our slot floor, as well as our ongoing effort to reduce promotional campaigns and refine marketing programs in 2016 compared to 2015. In addition, the Adjusted EBITDA contribution from fuel and retail operations increased $1.2 million, or 10.7%, primarily due to the decrease in the fuel costs during the nine months ended September 30, 2016.

Midwest. Midwest operations accounted for approximately 31% and 30% of our gross revenue from operations during the nine months ended September 30, 2016 and 2015, respectively.

Net revenue from our Midwest segment decreased $0.6 million, or 0.7%. Adjusted EBITDA from our Midwest segment increased $2.5 million, or 8.5%. The increased Adjusted EBITDA primarily resulted from more focused marketing campaigns and yielding the gaming floor, which drove more profitable play on the gaming floor. The Adjusted EBITDA also benefited from productivity improvements. We are encouraged by the increase in Adjusted EBITDA margin at our Midwest properties and we anticipate the improved operating margins in the Midwest to continue through the remainder of 2016 as we continue to analyze and refine our marketing campaigns.

Colorado. Colorado operations accounted for approximately 9% and 10% of our gross revenue from operations during the nine months ended September 30, 2016 and 2015, respectively.

Net revenue from our Colorado segment decreased $2.6 million, or 9.0%. The decrease in net revenue was primarily related to lower gaming volumes in 2016 as a result of competitive pressures in the market. Colorado Adjusted EBITDA decreased $0.1 million, or 3.3%, driven primarily by a decrease of $0.4 million, or 3.5%, in the Adjusted EBITDA contribution from casino operations, partially offset by reduced costs as part of our continuing focus on implementing marketing campaigns to target more profitable players in 2016.

Table of Contents	33

Revenue and Expense by Category

The following table presents detail of our consolidated gross revenue and expense by category (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Total revenue
Casino	$70,252	$74,414	(5.6)%	$211,583	$225,016	(6.0)%
Food and beverage	9,344	12,179	(23.3)%	30,552	36,222	(15.7)%
Lodging	6,302	6,672	(5.5)%	18,731	20,894	(10.4)%
Fuel and retail	14,347	16,904	(15.1)%	39,877	45,156	(11.7)%
Other	3,767	3,770	(0.1)%	10,689	9,933	7.6%
Total revenue	104,012	113,939	(8.7)%	311,432	337,221	(7.6)%
Promotional allowances	(7,584)	(11,989)	(36.7)%	(24,596)	(36,782)	(33.1)%
Net revenue	$96,428	$101,950	(5.4)%	$286,836	$300,439	(4.5)%

Departmental cost and expense
Casino	$26,000	$29,271	(11.2)%	$79,562	$88,961	(10.6)%
Food and beverage	9,439	12,022	(21.5)%	30,609	35,649	(14.1)%
Lodging	4,462	4,345	2.7%	13,015	12,451	4.5%
Fuel and retail	9,696	12,601	(23.1)%	27,099	33,540	(19.2)%
Other	1,818	1,961	(7.3)%	5,281	5,329	(0.9)%
General and administrative	19,962	20,652	(3.3)%	57,525	58,970	(2.5)%
Depreciation and amortization	7,270	7,251	0.3%	21,966	21,619	1.6%
Corporate	8,562	4,763	79.8%	18,378	14,058	30.7%
Write downs, reserves and recoveries	109	37	194.6%	70	(32)	(318.8)%
Departmental cost and expense	$87,318	$92,903	(6.0)%	$253,505	$270,545	(6.3)%

Departmental Adjusted EBITDA Margins
Gaming	63.0%	60.7%		62.4%	60.5%
Food and beverage	(1.0)%	1.3%		(0.2)%	1.6%
Lodging	29.2%	34.9%		30.5%	40.4%
Fuel and retail	32.4%	25.5%		32.0%	25.7%
Other	51.7%	48.0%		50.6%	46.4%

Table of Contents	34

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

Corporate expense represents unallocated payroll, professional fees and other expense which we do not directly attribute to our reportable segments, as well as share-based compensation. We present corporate expense net of management fees or expense charged to our properties and cash fees earned under our consulting agreement with Hotspur, the operator of the Rampart Casino at the JW Marriott Resort in Las Vegas, from which we collected $0.5 million in management fees during the nine months ended September 30, 2015. The consulting agreement with Hotspur expired on April 1, 2015.

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015

Corporate expense, excluding share-based compensation, increased by $2.9 million, or 64.7%, primarily as a result of increased payroll and benefits expense in the current quarter as well as increases in expenses we incurred as part of activities that we do not consider part of regular operations. We incurred $2.5 million of non-recurring expense during the quarter ended September 30, 2016, compared to $0.3 million in the same period of the prior year. During the third quarter of 2016, such activities included the Special Committee of our Board of Directors evaluating Z Capital’s proposed acquisition of the Company, as well as costs related to refinancing our debt. During the third quarter of 2015, such activities included the Special Committee of our Board of Directors evaluating third party proposals to acquire the Company, as well as other strategic initiatives. The 2016 Credit Agreement allows us to add back such non-recurring expense to arrive at EBITDA, as defined in the credit agreement, when calculating our debt covenants. Excluding the non-recurring expense items and share-based compensation, we incurred $4.9 million and $4.1 million of corporate expense during the quarters ended September 30, 2016 and 2015, respectively.

Net interest expense of $4.2 million for the quarter ended September 30, 2016, includes amortization of costs associated with the 2016 Credit Agreement. Net interest expense of $7.7 million for the quarter ended September 30, 2015, includes amortization of costs associated with the second amendment to the 2012 Credit Agreement and the modification of the indenture governing the 2018 Notes, which occurred in July 2014.

Table of Contents	35

The income tax benefit for the quarters ended September 30, 2016 and 2015, was $1.9 million and $0.6 million, respectively. Our effective income tax rate varied from the federal statutory rate for the quarters ended September 30, 2016 and 2015, primarily due to the amortization of indefinite-lived intangibles.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Corporate expense, excluding share-based compensation, increased by $3.4 million, or 25.8%, primarily as a result of increased payroll and benefits expense in the current period, as well as the decrease in management fee income due to the expiration of our consulting agreement with Hotspur on April 1, 2015. In addition we recorded increased expenses as part of activities that we do not consider part of regular operations. We incurred $3.6 million of non-recurring expense during the nine months ended September 30, 2016, compared to $1.9 million in the same period of the prior year. During the nine months ended September 30, 2016, such activities included the Special Committee of our Board of Directors evaluating Z Capital’s proposed acquisition of the Company and other strategic transactions, as well as costs related to refinancing our debt. During the same period in 2015, such activities included evaluating third party proposals to acquire the Company, as well as other strategic alternatives and strategic initiatives. The 2016 Credit Agreement allows us to add back such non-recurring expense to EBITDA, as defined in the credit agreement, when calculating our debt covenants. Excluding the non-recurring expense items and share-based compensation, we incurred $12.9 million and $11.2 million of corporate expense during the nine months ended September 30, 2016 and 2015, respectively.

Net interest expense decreased $3.4 million, or 14.7%, as a result of refinancing our debt in July 2016.

The income tax provision for the nine months ended September 30, 2016 and 2015, was $2.1 million and $4.4 million, respectively. Our effective income tax rates varied from the federal statutory rate for the nine months ended September 30, 2016 and 2015, primarily due to the amortization of indefinite-lived intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We rely on cash flows from operations as our primary source of liquidity. On July 1, 2016, we entered into the 2016 Credit Agreement, which provides for the 2016 Term Loan of $300.0 million and the 2016 Revolving Credit Facility of $75 million which remained undrawn on the closing date of the 2016 Credit Agreement. The 2016 Term Loan is payable in quarterly installments, commencing on September 30, 2016, in an amount equal to 0.25% of the 2016 Term Loan until the maturity date, July 1, 2023, upon which date the remaining balance will come due. Amounts outstanding under the 2016 Revolving Credit Facility mature on July 1, 2021. The interest rate under the 2016 Term Loan is at a floating rate not less than 5.0%. We used the proceeds of the 2016 Term Loan together with $94.9 million in cash from our balance sheet to repay all amounts outstanding under the 2012 Term Loan and redeem the 2018 Notes. We also recognized a loss on the extinguishment of debt of $8.0 million which included a prepayment penalty on the 2018 Notes and the write-off of a portion of unamortized debt issuance costs and discounts. Unamortized loan fees, which we will amortize over the life of the 2016 Term Loan, totaled $4.9 million at September 30, 2016, and are reported as an offset to the related debt. As of September 30, 2016, we remained in compliance with all covenants specified in the 2016 Credit Agreement.

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

The 2016 Credit Agreement requires us to make a mandatory prepayment of amounts outstanding under certain circumstances.

Table of Contents	36

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

On September 30, 2016, the 2016 Credit Agreement was amended by the First Amendment to Credit Agreement (the “2016 Amendment”) to, among other things, provide for additional term loans of $30.0 million (the “Additional Loans”) in connection with the Acquisition of the capital stock of the Company by affiliates of Z Capital. The additional loans will be fully funded substantially concurrently with the closing of the Acquisition on terms and conditions, including interest rates and maturity dates, identical to the 2016 Term Loan currently outstanding. The amendment also modifies the 2016 Credit Agreement (after giving effect to the 2016 Amendment, the “Amended 2016 Credit Agreement”) to reflect (i) the terms and conditions of the Additional Loans, (ii) the pendency and anticipated consummation of the Acquisition, and (iii) the anticipated entry into a Second Lien Term Loan Agreement. The effectiveness of the 2016 Amendment and of the Amended 2016 Credit Agreement are conditioned upon the closing of the Acquisition.

Prior to our entry into the 2016 Credit Facility, we incurred and paid interest on the 2012 Term Loan under a Second Amended Credit Agreement at an uncommitted floating rate of LIBOR plus 4.00%, subject to a LIBOR floor of 1.25%.  The Second Amended Credit Agreement also required us to pay commitment fees related to the 2012 Revolving Credit Facility equal to an annualized rate of 0.50% on undrawn amounts when the net leverage ratio was greater than 3.50 to 1.00, or equal to an annualized rate of 0.375% on undrawn amounts when the net leverage ratio was less than or equal to 3.50 to 1.00.

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

A variety of factors, many of which are outside of our control, affect our cash flow; those factors include litigation, regulatory issues, competition, financial markets, smoking bans (particularly in Missouri where the bans are determined by municipalities) and other general business conditions.  We believe that we will have sufficient liquidity through available cash, which as of September 30, 2016 was $87.1 million, trade credit and cash flow to fund our cash requirements and maintenance capital expenditures for at least the next twelve months.  However, we cannot assure you that we will generate sufficient income and cash flow to meet all of our liquidity requirements.

Cash Flows from Operating Activities

Operating activities provided $36.1 million through September 30, 2016, compared to $43.3 million provided through September 30, 2015. The decrease in cash provided by operating activities was driven by payment timing related to the elements of working capital.

Table of Contents	37

Cash Flows from Investing Activities

Investing activities used $14.5 million through September 30, 2016, compared to using $11.1 million through September 30, 2015.  Net cash used in investing activities through September 30, 2016 is primarily comprised of capital expenditures, which were $14.5 million and $11.2 million during the nine months ended September 30, 2016 and 2015, respectively.

Cash Flows from Financing Activities

Financing activities used $92.3 million and $0.1 million, respectively, during the nine months ended September 30, 2016 and 2015. Net cash used in financing activities through September 30, 2016 is primarily related to the refinancing of our existing debt that occurred on July 1, 2016. Financing activities also include repayments of long-term debt and repurchases of common stock and vested share based awards.

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

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates. None of our cash or cash equivalents as of September 30, 2016 are subject to market risk based on changes in interest rates. We are exposed to market risk due to floating or variable interest rates on our indebtedness under the 2016 Term Loan.  The interest rate on the outstanding balance of the 2016 Term Loan is determined by, at the Company’s option, either: (i) the Eurodollar rate (not less than 1.00%) plus 4.00%, or (ii) an adjusted base rate (not less than 2.00%) plus 3.00%. The interest rate on the outstanding balance from time to time of the 2016 Revolving Credit Facility is determined by, at the Company’s option, either: (i) the Eurodollar rate plus 4.00%, or (ii) an adjusted base rate plus 3.00%; provided that for any period ending on or after the Company’s financial statements are delivered for the fiscal quarter ending September 30, 2016, the interest rate is determined by, at the Company’s option, either: (i) the Eurodollar rate plus a variable margin based upon the Company’s first lien leverage ratio, or (ii) an adjusted base rate plus a variable margin based upon the Company’s first lien leverage ratio. At September 30, 2016, the principal amount of the related borrowings under our 2016 Credit Facility was $299.3 million. A hypothetical 1.0% increase in LIBOR (or base rate) above the current floor would result in an approximately $3.0 million annual increase in interest expense.

The carrying values of our cash, trade receivables, and trade payables approximate their fair value primarily because of the short maturities of these instruments. We estimate the fair value of our long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, we estimated the fair value of outstanding debt to be $295.5 million as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO THE MERGER

The pendency of the Merger could have an adverse effect on our business.

On August 22, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Z Capital Affinity Owner, LLC (“Z Capital Owner”), an affiliate of Z Capital Partners, L.L.C. (“Z Capital”), the beneficial owner of 41.1% of our common stock, and Affinity Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Z Capital Owner. Pursuant to the Merger Agreement, Merger Sub will merge with and into Affinity (the “Merger”) and Affinity will survive the Merger as a wholly-owned subsidiary of Z Capital Owner. Each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $17.35 in cash. The acquisition of Affinity’s common stock pursuant to the Merger Agreement is anticipated to be completed in the first quarter of 2017, subject to regulatory approvals and customary closing conditions.

The announcement and pendency of the Merger could cause disruptions in our business. For example, key personnel may depart due to perceived uncertainty regarding the effect of the Merger on their employment and the loss of such personnel could adversely affect our relationships with customers, vendors and other employees. Our efforts to satisfy the closing conditions of and to prepare for the completion of the Merger may place a significant burden on our internal resources and divert our management’s attention away from the operation of our business.

In addition, the Merger Agreement places certain restrictions on the conduct of our business that could delay or prevent us from pursuing attractive business opportunities and making other changes to our business prior to the consummation of the Merger. Further, the Merger Agreement limits our ability to pursue alternatives to the Merger.

We may fail to consummate the Merger, or the Merger may be delayed, which failure or delay could adversely affect our business.

Consummation of the Merger is subject to all gaming approvals necessary for the operation of our business being duly obtained and in full force and effect, which approvals may be withheld or delayed by government authorities. The Merger may be subject to litigation or adverse judgments. Furthermore, certain of our stockholders may exercise dissenters’ rights under Nevada law in connection with the Merger, the adjudication of which may delay the Merger’s closing. Any delay in completing or failure to complete the Merger could result in a significant decline in the price of our stock and, under certain conditions, we may be required to pay fees of up to $12.4 million to Z Capital Owner in connection with the termination of the Merger Agreement.

Table of Contents	40

RISKS RELATED TO OUR INDEBTEDNESS

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

We have a substantial amount of debt, which requires significant principal and interest payments. As of September 30, 2016, we had $299.3 million of debt outstanding, excluding unamortized debt issuance costs and issue discount. On July 1, 2016, the full amount of the 2018 Notes and the 2012 Term Loan were repaid in connection with our entry into the 2016 Credit Agreement and draw down of $300.0 million under the 2016 Term Loan.

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our 2016 Credit Facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Table of Contents	41

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

Table of Contents	42

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Table of Contents	43

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated August 22, 2016, by and among Affinity Gaming, Z Capital Affinity Owner, LLC and Affinity Merger Sub, Inc. (incorporated herein by reference to Exhibit 10.1 to Affinity’s Current Report on Form 8-K, filed with the SEC on August 23, 2016).

10.1
Voting and Support Agreement, dated August 22, 2016, by and among Affinity Gaming, Z Capital Partners, L.L.C. and each affiliate of Z Capital Partners, L.L.C. that is the beneficial owner of Affinity Gaming common stock (incorporated herein by reference to Exhibit 10.2 to Affinity’s Current Report on Form 8-K, filed with the SEC on August 23, 2016).

10.2
Voting and Support Agreement, dated August 22, 2016, by and among Z Capital Affinity Owner, LLC, Affinity Merger Sub, Inc. and SPH Manager, LLC (incorporated herein by reference to Exhibit 10.3 to Affinity’s Current Report on Form 8-K, filed with the SEC on August 23, 2016).

10.3
Voting and Support Agreement, dated August 22, 2016, by and among Z Capital Affinity Owner, LLC, Affinity Merger Sub, Inc. and each affiliate of One East Capital Management LLC that is the beneficial owner of Affinity Gaming capital stock. (incorporated herein by reference to Exhibit 10.4 to Affinity’s Current Report on Form 8-K, filed with the SEC on August 23, 2016).

10.4
Acknowledgment and Joinder, dated August 22, 2016, by and between Z Capital Partners, L.L.C and Affinity Gaming. (incorporated herein by reference to Exhibit 10.5 to Affinity’s Current Report on Form 8-K, filed with the SEC on August 23, 2016).

10.5
Limited Guarantee, dated August 22, 2016, by and among Z Capital Partners II, L.P., Z Capital Partners II-A, L.P., Z Capital Partners II-B, L.P. and Affinity Gaming (incorporated herein by reference to Appendix C of Affinity’s Preliminary Proxy Statement on Schedule 14-A, filed with the SEC on October 13, 2016).

10.6
Credit Agreement, dated as of July 1, 2016, among Affinity Gaming, as Borrower, the several lenders and the issuing lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and Credit Suisse Securities (USA) LLC, Macquarie Capital (USA), Inc. and Fifth Third Bank, as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.1 to Affinity’s Current Report on Form 8-K, filed with the SEC on July 5, 2016).

10.7
First Amendment to Credit Agreement, dated as of September 30, 2016, among Affinity Gaming, the Subsidiary Guarantors and Credit Suisse AG, Cayman Islands Branch, as administrative agent and as collateral agent (incorporated herein by reference to Exhibit 10.1 to Affinity’s Current Report on Form 8-K, filed with the SEC on October 6, 2016).

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

Table of Contents	44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY GAMING

Dated:	November 10, 2016	By:	/s/ Michael Silberling
		Name:	Michael Silberling
		Title:	Chief Executive Officer

Dated:	November 10, 2016	By:	/s/ Walter Bogumil
		Name:	Walter Bogumil
		Title:	Senior Vice President, Chief Financial Officer and Treasurer